Form 10-Q
period 2015-03-31
INOTEK PHARMACEUTICALS CORP
filed 2015-05-14
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36829

Inotek Pharmaceuticals Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3475813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Hartwell Avenue, Suite 105

Lexington, MA 02421

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code:

(781) 676-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 13, 2015, there were 16,327,003 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (the “FDA”);

•	the success, timing and cost of our planned Phase 2 clinical trials and anticipated Phase 3 program for trabodenoson as a monotherapy and Phase 2 program for our fixed-dose combination, or FDC, product candidate, including statements regarding the timing of initiation and completion of the trials;

•	the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy, including with respect to our planned sales force in the United States and our partnering and collaboration efforts outside the United States;

•	third-party payor reimbursement for our current product candidates or any other potential products;

•	our expectations regarding the clinical efficacy of our product candidates and results of our clinical trials;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by ophthalmologists, optometrists and patients;

•	the timing, cost or other aspects of the commercial launch of our product candidates and potential future sales of our current product candidates or any other potential products;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	the potential advantages of our product candidates;

•	our competitors and their product candidates, including our expectations regarding those competing product candidates;

•	our ability to protect and enforce our intellectual property rights, including our patented and trade secret protected proprietary rights in our product candidates; and

•	anticipated trends and challenges in our business and the markets in which we operate.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Inotek Pharmaceuticals Corporation

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Inotek Pharmaceuticals Corporation

Balance Sheets

(Unaudited)

(In thousands, except for share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$53,139	$3,618
Prepaid expenses and other current assets	301	52

Total current assets	53,440	3,670
Other assets	2,086	1,850

Total assets	$55,526	$5,520

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable, current portion	$—	$3,063
Accounts payable	1,301	1,146
Accrued expenses and other current liabilities	1,052	992
Accrued interest	104	—
Convertible bridge notes	—	1,541
Convertible bridge notes redemption rights derivative	—	480

Total current liabilities	2,457	7,222
2020 Convertible Notes, net of debt discount of $12,333	8,667	—
Notes payable, net of current portion	—	2,550
Warrant liabilities	—	482
2020 Convertible Notes derivative	10,426	—
Other long-term liabilities	24	24

Total liabilities	21,574	10,278

Series AA redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at March 31, 2015; and 25,757,874 shares authorized, 24,057,013 shares issued and outstanding at December 31, 2014	—	46,253
Series X redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at March 31, 2015; 2,902,050 shares authorized and 1,892,320 shares issued and outstanding at December 31, 2014	—	548

Total redeemable convertible preferred stock	—	46,801

Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred Stock. $0.001 par value: 5,000,000 shares authorized and 0 shares issued or outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares and 43,509,727 shares authorized at March 31, 2015 and December 31, 2014, respectively; 16,327,003 shares and 1,020,088 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	163	10
Additional paid-in capital	163,292	76,472
Accumulated deficit	(129,503)	(128,041)

Total stockholders’ equity (deficit)	33,952	(51,559)

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$55,526	$5,520

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months ended March 31,
	2015	2014
Operating expenses:
Research and development	$(1,069)	$(1,550)
General and administrative	(1,980)	(162)

Loss from operations	(3,049)	(1,712)

Interest expense	(474)	(243)
Loss on extinguishment of debt	(683)	—
Change in fair value of warrant liabilities	267	(193)
Change in fair value of convertible bridge notes redemption rights derivative	480	—
Change in fair value of 2020 Convertible Notes derivative	1,997	—

Net loss	$(1,462)	$(2,148)

Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(3.08)

Weighted-average number of shares outstanding—basic and diluted	7,677,575	1,020,088

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,462)	$(2,148)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	274	51
Loss on extinguishment of debt	522	—
Change in fair value of warrant liabilities	(267)	193
Change in fair value of convertible bridge notes redemption rights derivative	(480)	—
Change in fair value of 2020 Convertible Notes derivative	(1,997)	—
Stock-based compensation	1,364	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(271)	29
Accounts payable	154	(36)
Accrued expenses and other current liabilities	170	54

Net cash used in operating activities	(1,993)	(1,855)

Cash flows from investing activities:

Net cash provided by investing activities:	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	38,155	—
Proceeds from issuance of 2020 Convertible Notes in initial public offering	21,000	—
Payments of 2020 Convertible Notes issuance costs	(1,841)	—
Principal and termination payments on notes payable	(5,800)	—

Net cash provided by financing activities:	51,514	—

Net change in cash and cash equivalents	49,521	(1,855)
Cash and cash equivalents, beginning of period	3,618	12,793

Cash and cash equivalents, end of period	$53,139	$10,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$89	$192

Supplemental disclosure of noncash investing and financing activities:
Accrual of Series AA preferred stock dividends	$—	$794

Conversion of Series AA preferred stock into common stock upon initial public offering	$46,383	$—

Conversion of Series X preferred stock into common stock upon initial public offering	$548	$—

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$2,028	$—

Accretion of Series AA preferred stock to redemption value	$130	$199

Reclassification of fair value of warrant liability to equity upon initial public offering	$215	$—

Reclassification of deferred public offering costs to stockholders’s equity	$1,590	$—

Reclassification of deferred public offering costs to other assets	$256	$—

The accompanying notes are an integral part of these consolidated financial statements.

INOTEK PHARMACEUTICALS CORPORATION

Notes to Financial Statements

(Amounts in thousands, except share and per share data)

1. Organization and Operations

Inotek Pharmaceuticals Corporation (the “Company”) is a clinical-stage biopharmaceutical company advancing molecules with novel mechanisms of action to address significant diseases of the eye. The Company’s business strategy is to develop and progress its product candidates through human clinical trials. The Company’s headquarters is located in Lexington, Massachusetts.

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

In February 2015, the Company completed its initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20,000 aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1,000 of the 2020 Convertible Notes pursuant to exercises of their overallotment options. The Company received net proceeds of $36,565 after deducting underwriting discounts and offering-related costs, from its equity issuances and $18,903 in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (see Note 4). Prior to this the Company has funded its operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of March 31, 2015, the Company had an accumulated deficit of $129,503 and cash and cash equivalents of $53,139. The Company estimates that it has sufficient funding to sustain operations for 18 months.

The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch and continued marketing of its products. The Company expects operating expenses will substantially increase in the future related to additional clinical testing and to support an increased infrastructure to support expanded operations and being a public company.

The Company will require additional funding in the future and may not be able to raise such additional funds. The Company expects losses will continue as it conducts research and development activities. The Company will seek to finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, or any combination thereof. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on the Company’s ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact the ability of the Company to conduct its business. If adequate funds are not available, the Company would delay, reduce or eliminate research and development programs and reduce administrative expenses. The Company may seek to access the public or private capital markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. In addition, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to it. If the Company is unable to raise sufficient funding, it may be unable to continue to operate. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms and conditions to fund continuing operations, if at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of stock options used for the calculation of stock-based compensation, fair value of warrant liabilities and other derivative financial instruments, and calculation of accruals related to research and clinical development.

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

Deferred Public Offering Costs—Deferred public offering costs, which consist primarily of direct, incremental legal, accounting, SEC and NASDAQ fees relating to the IPO and issuance of the 2020 Convertible Notes, were capitalized as a component of other assets in the accompanying balance sheet as of December 31, 2014. At December 31, 2014, the Company had $1,846 of deferred public offering costs. In the three months ended March 31, 2015, the Company incurred an additional $1,088 of public of offering costs and allocated $2,307 of the aggregate public offering costs to the equity offering and $627 to the debt offering which were recorded as deferred financing costs and are being amortized to interest expense over the term of the 2020 Convertible Notes.

Deferred Financing Costs—Financing costs incurred in connection with the Company’s notes payable, convertible bridge notes and 2020 Convertible Notes were capitalized at the inception of the notes and are amortized over the term of the respective notes using the effective interest rate method. Amortization of deferred financing costs were $44 and $51 in the three months ended March 31, 2015 and 2014, respectively.

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

The Company accounts for stock options issued to non-employees in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and measuring such stock options at their current fair value as they vest.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its warrant liabilities, convertible notes redemption rights derivative and 2020 Convertible Notes derivative (see Note 7).

Derivative Financial Instruments—All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings, as the derivatives had not been formally designated as hedges for accounting purposes. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the 2020 Convertible Notes and the Convertible Bridge Notes (see Notes 4 and 8).

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the three months ended March 31,
	2015	2014
Numerator:
Net loss	$(1,462)	$(2,148)
Accretion and dividends on convertible preferred stock	(130)	(993)

Net loss applicable to common stockholders	(1,592)	(3,141)

Denominator:
Weighted average common shares outstanding—basic and diluted	7,677,575	1,020,088

Net loss per share applicable to common stockholders—basic and diluted	$(0.21)	$(3.08)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	March 31,
	2015	2014
Series AA preferred stock	—	6,906,170
Series X preferred stock	—	466,319
Share issuable upon conversion of the 2020 Convertible Notes	3,333,333	—
Warrants for Series AA preferred stock	56,408	266,428
Stock options	911,075	11,835

Total	4,300,816	7,650,752

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

3. Accrued Expenses

Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Research and development	$18	$116
Government payable	429	421
Compensation and benefits	345	293
Professional fees	244	155
Other	16	7

Total	$1,052	$992

4. Debt

2020 Convertible Notes

On February 23, 2015, the Company issued an aggregate of $20,000 of the 2020 Convertible Notes pursuant to its IPO. On March 24, 2015, the Company issued an additional $1,000 of 2020 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2020 Convertible Notes mature on February 15, 2020 (“Maturity Date”), are unsecured and accrue interest at a rate of 5.0% per annum, payable semi-annually on February 15 and August 15 of each year. In connection with the issuance of the 2020 Convertible Notes, the Company incurred $2,097 of financing costs which were recorded in other assets on the balance sheet at March 31, 2015.

Each holder of a 2020 Convertible Note (the “Holder”), has the option to convert all or any portion of such note at an initial conversion rate of 158.7302 shares of the Company’s common stock per $1 principal amount of 2020 Convertible Notes (the “Conversion Rate”). The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. For any conversion that occurs on or after July 23, 2015, the Company will, in addition to the other consideration payable, make an interest make-whole payment (an “Interest Make-Whole Payment”) to such converting Holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the date of the conversion (the “Conversion Date”) through the earlier of (i) the date that is three years after the Conversion Date and (ii) the Maturity Date if the Notes had not been so converted or otherwise repurchased. Present values for the Interest Make-Whole Payment will be calculated using a discount rate equal to 2%. The Company may satisfy its obligation to pay any Interest Make-Whole Payment, at its election, in cash, shares of common stock or a combination thereof.

The 2020 Convertible Notes are convertible, at the holder’s option, upon a fundamental change (“Fundamental Change”), as defined in the Indenture (“Indenture”). If a holder elects to convert its notes upon a Fundamental Change, the Company shall increase the Conversion Rate for the Notes so surrendered for conversion by a number of additional shares of common stock by which the Conversion Rate shall be increased per $1 principal amount of notes for each stock price and make-whole Fundamental Change effective date as set forth in the Indenture. The additional shares range from 7.9364 to 0.

Upon a Fundamental Change, each Holder shall have the right to require the Company to repurchase for cash all of such Holder’s notes, or any portion thereof that is equal to $1 or an integral multiple of $1. The repurchase price of the notes will equal 100% of the principal amount thereof, plus accrued and unpaid interest thereon. However, if the repurchase occurs after a regular record date for an interest payment, but before the distribution date of that interest payment, the Holder will receive the regular interest payment and the repurchase price will only equal 100% of the principal amount of the notes to be repurchased.

The 2020 Convertible Notes can be redeemed at the holder’s option upon an event of default (“Event of Default”). If an Event of Default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding notes by written notice to the Company and the Trustee, may declare 100% of the principal and accrued and unpaid interest, if any, on all of the notes to be due and payable immediately. Upon the occurrence of certain Events of Default relating to bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the notes will become due and payable automatically.

The Indenture provides that, to the extent the Company elects and for up to 180 days, the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest (“Additional Interest”) on the notes. The Additional Interest consists of interest at an additional rate of 0.25% per annum for the first 90 days after the Event of Default. For the 91st to 180th day after the Event of Default the Additional Interest shall consist of interest at an additional rate of 0.50% per annum. After 180 days, if the Event of Default is not cured or waived, the notes are subject to acceleration as provided in Section 6.02 of the Indenture.

The Company determined that the conversion option and Interest Make-Whole Payments and the Additional Interest were embedded derivatives that require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the notes, we estimated the fair value of the conversion option including make-whole and the Additional Interest using the “with” and “without” method. Using this methodology, we first valued the notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. We developed an estimate of fair value for the 2020 Convertible Notes excluding the Additional Interest using a binomial lattice model. We modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the notes are convertible and choosing the action that maximizes the return to the notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

We estimated the fair value of the Additional Interest using an income approach, specifically, the risk-neutral debt valuation method that is used to derive the value of a debt instrument using the expected cash flows and the risk-free rate. The significant assumptions used in estimating the expected cash flows were the market yield used to determine the risk-neutral probability of default and the expected recovery rate upon default.

The Company recorded $11,850 as the fair value of the combined embedded derivative liability on February 23, 2015, with a corresponding amount recorded as a discount to the 2020 Convertible Notes, related to the initial issuance of the 2020 Convertible Notes. The Company recorded approximately $573 of additional derivative liability and discount to the notes as the fair value of the combined embedded derivative on March 24, 2015 upon the issuance of additional 2020 Convertible Notes for the exercise of the underwriters’ overallotment option. The deferred financing costs which are recorded in other assets are being amortized to interest expense over the life of the 2020 Convertible Notes using the effective interest method. Changes in the fair value of the combined embedded derivative liability are recorded in earnings in the period in which the changes occur. As of March 31, 2015, the fair value of the combined embedded derivative liability was $10,426. The change in the estimated fair value of the combined embedded derivative liability of $1,997 was recorded in earnings in the three months ended March 31, 2015. Interest expense related to the 2020 Convertible Notes for the three months ended March 31, 2015 was $209, including $105 related to amortization of the issuance costs. As of March 31, 2015, the balance of debt discount and issuance costs were $12,333 and $2,082, respectively. At March 31, 2015, interest accrued on the 2020 Convertible Notes was $104 and is reflected in accrued interest on the balance sheet.

The following table summarizes how the issuance of the 2020 Convertible Notes are reflected on the balance sheet at March 31, 2015:

March 31, 2015
Gross proceeds	$21,000
Initial value of embedded derivatives	(12,423)
Amortization of debt discount	90

Carrying value	$8,667

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “Convertible Bridge Notes”). The Convertible Bridge Notes mature on June 30, 2015 and accrue interest at the rate of 8% per annum and are subordinate to all other senior indebtedness of the Company. Upon the closing of an IPO of common stock of at least $40,000 in gross proceeds, all outstanding principal and accrued interest thereon will automatically convert into common stock at the IPO price.

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00. During the three months ended March 31, 2015, the Company reflected as interest expense related to the Convertible Bridge Notes (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In connection with the conversion of the Convertible Bridge Notes into common stock, the Company recorded a (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

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

In connection with the Loan Agreements, the Company issued to the Lenders fully-vested warrants to purchase either, at the election of the warrant holder, (i) 228,906 shares of the Company’s Series AA preferred stock at an exercise price of $1.529 per share, or (ii) $350 of stock in the next round stock, as defined in the Loan Agreements, at a price that is the lowest effective price per share that is offered in the next round. The warrants expire on the earlier of (i) ten years after the date of grant, or (ii) immediately prior to an acquisition transaction, as defined in the warrants. The Company determined that the warrants should initially be classified as a liability based upon the nature of the underlying Series AA preferred stock.

In connection with the Company’s IPO in February 2015, the Company exercised its right to terminate the Loan Agreements by paying the $5,347 principal balance due, the $210 Loan Termination Payment, a $160 prepayment fee calculated as 3% of the principal balance due at the time of the termination, plus $23 of interest accrued from February 1, 2015 through the payoff date. The Company made a scheduled principal payment of $243 in January 2015.

For the three months ended March 31, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally in the three months ended March 31, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

For the three months ended March 31, 2014, interest expense related to the Loan Agreements was $243, including $51 related to accretion of the debt discount and termination payment.

Subsequent to the Company’s IPO, the warrants issued to the lenders became exercisable for 56,408 shares of common stock at $6.204 per share. The Company calculated the fair value of the warrants at the IPO date using a Black Scholes model using the following assumptions: a fair value of $6.00 per share (the IPO price of the Company’s common stock), 8.4 years to maturity, 1.70% risk-free rate, and 60% volatility. The Company determined the fair value as of the warrant liability at the IPO date to be $215 and recorded a gain on change in fair value of warrant liabilities of $267 in the statement of operations for the three months ended March 31, 2015. The Company determined that subsequent to this change, the warrants were exercisable at a fixed price for a fixed number of shares of common stock and qualified for equity classification under the accounting guidance, and the fair value of $215 was reclassified to additional paid-in capital as of the IPO date during the three months ended March 31, 2015.

5. Equity

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

Preferred Stock

Pursuant to the IPO, all of the Company’s outstanding 25,949,333 shares of Series AA and Series X preferred stock, including all accrued and unpaid dividends thereon, automatically converted into 8,002,650 shares of common stock. Pursuant to the conversion, the $46,383 carrying value of the Series AA preferred stock at the time of the IPO was reclassified as $75 to common stock par value and $46,308 additional paid-in capital and the $548 carrying value of the Series X preferred stock at the time of the IPO was reclassified as $5 to common stock par value and $543 additional paid-in capital.

During the year ended December 31, 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense in the three months ended March 31, 2015.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board. At March 31, 2015 and December 31, 2014, there were 16,327,003 and 1,020,088 shares common stock outstanding, respectively.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. In November 2014, the Board of Directors increased the number of shares available for grant under the terms of the 2014 Plan to the number of shares that represents 13.7% of the outstanding common stock after giving effect to the issuance of shares relating to the Company’s then-proposed IPO (not including any shares purchased by the underwriters pursuant to their overallotment option). Subsequent to the IPO in February 2015, there were 2,175,216 shares available for grant under the 2014 Plan. The 2014 Plan expires in August 2024.

On August 28, 2014, the Board of Directors granted 840,975, ten-year term, stock options to officers of the Company at an exercise price of $4.342 per share, the fair market value of the common stock as determined by the Board of Directors, on the condition that the options would be of no further force and effect if the Company had not consummated an IPO prior to the one-year anniversary of the grant date (the “IPO Condition”). The IPO Condition was met upon the Company’s February 2015 IPO. These stock options will vest 25% on the one-year anniversary of the grant date and remaining 75% will vest equally over the following 35 monthly anniversaries. Additionally on August 28, 2014, the Board of Directors granted 59,142 stock options that were fully vested on the date of the grant.

The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5 to 6.25 years; expected stock price volatility of 83.3% to 92.5%; a risk free rate of 1.63% to 1.84%; and a dividend yield of 0%. The Company will recognize $2,798 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant date in August 2014 through the final vesting date in August 2018. As a result of the resolution of the IPO Condition, the three months ended March 31, 2015 reflects stock compensation expense calculated from the grant date in August 2014 through March 31, 2015. The Company recorded an aggregate stock compensation expense of $414 for these stock options, $218 in general and administrative expense and $196 in research and development expense, in the three months ended March 31, 2015.

The following table summarizes activity for the three months ended March 31, 2015 under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	900,117	$4.342	$970
Granted during the period	—	—
Exercised during the period	—	—
Expired during the period	—	—

Options outstanding at March 31, 2015	900,117	$4.342	$970

Options exercisable at March 31, 2015	59,142	$4.342	$64

Weighted-average years remaining on contractual life	9.4
Unrecognized compensation cost related to non-vested stock options	$2,384

Aggregate intrinsic value is based on $5.42 per share, the closing price of common stock on March 31, 2015.

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan. The following table summarizes activity for the three months ended March 31, 2015 under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	10,958	$40.578	$—
Granted during the period	—	—
Exercised during the period	—	—
Expired during the period	—	—

Options outstanding at March 31, 2015	10,958	$40.578	$—

Options exercisable at March 31, 2015	10,958	$40.578	$—

Weighted-average years remaining on contractual life	3.0
Unrecognized compensation cost related to non-vested stock options	$—

The exercise price exceeds the $5.42 closing price of common stock on March 31, 2015, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014 the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan, or ESPP. The Company’s board of directors has authorized the issuance of a number of shares of common stock issuable under the ESPP to the number that represents 1% of our outstanding common stock outstanding after the IPO, or 160,276 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of March 31, 2015, no shares have been issued pursuant to the ESPP.

6. Commitments and Contingencies

Operating leases

The Company leases office space in Lexington, Massachusetts under a lease agreement expiring in September 2015. Rent expense for each of the three months ended March 31, 2015 and 2014 was $15. The Company is committed to pay approximately $43 under the terms of the lease from April 1, 2015 through September 2015.

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

7. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are convertible preferred stock warrant liabilities, the convertible bridge notes redemption rights derivative and the 2020 Convertible Notes derivative.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
2020 Convertible Notes derivative	$10,426	$—	$—	$10,426

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$482	$—	$—	$482

Convertible bridge notes redemption rights derivative	$480	$—	$—	$480

2020 Convertible Notes Derivative

The fair value methodologies related to the 2020 Convertible Notes derivative are discussed in Note 4.

Convertible preferred stock warrant liability

As of December 31, 2013, March 31, 2014 and December 31, 2014, the Company had outstanding warrants to purchase Series AA preferred stock in connection with Series AA preferred stock issued in 2013 and the Loan Agreements. The Series AA warrant liabilities were recorded at their fair value on the date of issuance and are remeasured on each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the statements of operations.

As of December 31, 2013, March 31, 2014 and December 31, 2014, the Company used a hybrid valuation model in which a Monte Carlo simulation was used to calculate the fair value of the Company’s equity securities under three scenarios including: (i) an IPO scenario, (ii) a merger or acquisition scenario or (iii) a stay private scenario. The Company then probability-weighted each equity value derived from the Monte Carlo simulation based upon the Company’s estimate of the likelihood of the exit scenario occurring.

The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates and include probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Series AA preferred stock warrants at December 31, 2013, March 31, 2014 and December 31, 2014:

	December 31, 2013	March 31, 2014	December 31, 2014
Volatility	60%	65%	65% - 70%
Expected term (years)	1.00 - 1.25	0.50 - 0.75	0.17 - 0.50
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	0.13 - 0.19%	0.06% - 0.09%	0.02% - 0.03%

In addition to the assumptions above, the Company’s estimated fair value of the Series AA preferred stock warrant liabilities is calculated using other key assumptions including the probability of an exit event, the enterprise value as determined on an income approach, and a discount for lack of marketability. Management, with the assistance of an independent valuation firm, made these subjective determinations based on available current information. (See Note 4 of Notes to Financial Statements.)

Convertible Bridge Notes redemption rights derivative liability

The Convertible Bridge Notes redemption rights derivative required separate accounting and was valued using a single income valuation approach. The Company estimated the fair value of the redemption rights derivative using a ‘‘with and without’’ income valuation approach. Under this approach, the Company estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded feature. This amount was then compared to the fair value of the debt instrument including the embedded feature using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion discounts, prepayment penalties, the expected life of the liability and the applicable discount rate.

As of December 31, 2014, the Company ascribed a probability of occurrence to the Change in Control Redemption Feature of 25%. The expected life of the feature was the remaining term of the debt and the discount rate was 18.9%. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor and the discount rate are unobservable inputs and significant to the valuation model. As of December 31, 2014, the fair value of the embedded derivative was $480. Pursuant to the IPO, the Convertible Bridge Notes were redeemed.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during any of the years presented.

The following table reflects the change in the Company’s Level 3 liabilities for the three months ended March 31, 2015 and 2014:

	Preferred stock warrant liabilities	Convertible bridge notes redemption rights derivative liability	2020 Convertible Notes derivative liability
Balance at December 31, 2014	$482	$480	$—
Issuance of 2020 Convertible Notes	—	—	12,423
Change in fair value	(267)	(480)	(1,997)
Reclassification to stockholders’ equity	(215)	—	—

Balance at March 31, 2015	$—	$—	$10,426

Balance at December 31, 2013	$1,888	$—	$—
Change in fair value	193	—	—

Balance at March 31, 2014	$2,081	$—	$—

Note 8. Derivative Financial Instruments

The Company determined that certain embedded features related to the 2020 Convertible Notes and the Convertible Bridge Notes are derivative financial instruments.

Fair values of derivative instruments not designated as hedging instruments consist of the following:

Liability derivatives:	Balance Sheet Location	Fair Value
December 31, 2014:
Convertible Bridge Notes redemption rights derivative	Convertible Bridge Notes redemption rights derivative	$480

March 31, 2015:
2020 Convertible Notes derivative	2020 Convertible Notes derivative	$10,426

The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three months ended March 31, 2015 consist of the following:

Derivatives not designated as hedging instruments	Location of gain or loss recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative
2020 Convertible Notes derivative	Change in fair value of 2020 Convertible Notes derivative	$1,997

Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$480

See Notes 4 and 7 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

9. Management Incentive Plan

In August 2014, the Company adopted the Amended and Restated 2014 Management Incentive Plan (the “MIP”) in which certain of our named executive officers participate. Pursuant to the MIP, upon a “change in control” (as defined in the MIP), a bonus pool will be created from the proceeds received in connection with such change in control (ranging from 7 percent to 9.75 percent of transaction proceeds, depending upon the level of transaction proceeds received in the transaction), and each participant is entitled to receive a bonus equal to a certain percentage of such bonus pool. The MIP terminated automatically upon the IPO in February 2015.

10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date these financial statements were issued and has concluded there are no subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for glaucoma. Glaucoma is a disease of the eye that is typically characterized by structural evidence of optic nerve damage, vision loss and consistently elevated intraocular pressure, or IOP. Our lead product candidate, trabodenoson, is a first-in-class selective adenosine mimetic that we rationally designed to lower IOP by restoring the eye’s natural pressure control mechanism. Our product pipeline includes trabodenoson monotherapy delivered in an eye drop formulation, as well as a fixed-dose combination, or FDC, of trabodenoson with latanoprost given once-daily. Our completed Phase 2 trial of trabodenoson co-administered with latanoprost, a prostaglandin analogue, or PGA, demonstrated IOP-lowering in patients who have previously had inadequate response to latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP.

In February 2015, we completed our initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to exercises of their overallotment options. We received net proceeds of $36.6 million after deducting underwriting discounts and offering-related costs, from its equity issuances and $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (See Note 4 of Notes to Financial Statements). Prior to this we funded our operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of March 31, 2015, the Company had an accumulated deficit of $129.5 million and cash and cash equivalents of $53.1 million. We estimate we have sufficient funding to sustain operations for 18 months. See “Liquidity and Capital Resources.”

We are planning an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, for trabodenoson in the second quarter of 2015. We expect to initiate a Phase 3 program for trabodenoson monotherapy in the third quarter of 2015, which will consist of two Phase 3 pivotal trials and a long-term safety study. Based on our estimates of the rate of patient enrollment and the current clinical plan, we expect to report top-line data from the first of the two pivotal Phase 3 trials and our Phase 2 trial of our fixed dose combination product candidate in late 2016.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•	direct clinical and non-clinical expenses which include expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations and costs associated with preclinical activities and development activities and costs associated with regulatory activities;

•	employee and consultant-related expenses, including compensation, benefits, travel and stock-based compensation expense for research and development personnel as well as consultants that conduct and support clinical trials and preclinical studies; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us.

The following table summarizes our research and development expenses by type of activity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Trabodenoson - direct clinical and non-clinical	$514	$1,223

Personnel and other expenses:
Employee and consultant-related expenses	490	273
Facility expenses	62	43
Other expenses	3	11

Total personnel and other expenses	555	327

Total research and development expenses	$1,069	$1,550

All research and development efforts and expenses for the three month periods ended March 31, 2015 and 2014 relate to the development of trabodenoson. We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $41 million for external development costs related to trabodenoson from inception through March 31, 2015.

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

General and Administrative Expenses

General and administrative expenses consist of compensation and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include travel costs, professional fees for legal, patents, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount (especially in our accounting and finance departments), increased stock-based compensation charges, expanded infrastructure, increased costs for insurance, and increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2015	2014
Operating expenses:
Research and development	($1,069)	($1,550)	($481)
General and administrative	(1,980)	(162)	1,818

Total operating expenses	(3,049)	(1,712)	1,337
Interest expense	(474)	(243)	231
Loss on extinguishment of debt	(683)	—	683
Change in fair value of warrant and derivative liabilities	2,744	(193)	(2,937)

Net loss	($1,462)	($2,148)	($686)

Research and Development Expenses

Research and development expenses decreased $0.5 million to $1.1 million, for the three months ended March 31, 2015, as compared to $1.6 million for the three months ended March 31, 2014. CRO and other direct clinical trial expenses decreased by $1.1 million as a result of the completion of our Phase 2 trial in October 2014. This decrease was partially offset by increases in non-clinical expenses of $0.4 million primarily related to animal toxicology studies as well as $0.2 million in stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased $1.8 million to $2.0 million, for the three months ended March 31, 2015, as compared to $0.2 million for the three months ended March 31, 2014. This increase was primarily related to $1.0 million in stock-based compensation related to the elimination of the Company’s repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO that, as a result of our IPO, were automatically converted into common shares. The remaining increase was due to higher payroll-related and stock-based compensation expenses of $0.4 million related to the hiring of our current CEO and VP of Finance as well as higher consulting, professional fees and D&O insurance totaling $0.3 million. Travel expenses, in support of our IPO, also increased by $0.1 million.

Interest Expense

Interest expense increased $0.2 million to $0.5 million, for the three months ended March 31, 2015, as compared to $0.3 million for the three months ended March 31, 2014. The increase was due both coupon interest and amortization of debt discount and deferred financing costs related to both our 2020 Convertible Notes and our Convertible Bridge Notes.

Loss on Extinguishment of Debt

The Company recorded loss on extinguishment of debt of $0.7 million in the three months ended March 31, 2015 comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant and derivative liabilities

Other income was $2.7 million for the three months ended March 31, 2015, compared to a loss of ($0.2) million for the three months ended March 31, 2014. The $2.9 million increase resulted from $2.0 million in non-cash income related to changes in the fair value of our 2020 Convertible Notes derivative, $0.5 million in noncash income related to changes in the fair value of our 2014 Bridge Notes redemption rights derivative and $0.4 million in noncash income related to changes in the fair value of our warrant liabilities arising from the warrants to purchase shares of Series AA Preferred Stock.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $1.5 million for the three months ended March 31, 2015 and our accumulated deficit was $129.5 at March 31, 2015. At March 31, 2015 we had $53.1 million of cash and cash equivalents.

In February 2015, we completed our IPO and concurrent note offering and in March 2015 the underwriters exercised common stock and notes overallotment options resulting in aggregate net proceeds to us of approximately $55.5 million. As of March 31, 2015 we have outstanding $21.0 million of 2020 Convertible Notes. The Company estimates that it has sufficient funding to sustain operations for 18 months.

In December 2014, the Company sold an aggregate of $2.0 million of the 2014 Bridge Notes. In addition to other terms, the Convertible Bridge Notes had a maturity of June 30, 2015, accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of our IPO, the Convertible Bridge Notes, including accrued interest, automatically converted into 337,932 shares of our common stock.

On June 28, 2013, we entered into notes payable agreements with two financial entities pursuant to which we issued a $3.5 million note to each lender and received net proceeds of $6.9 million. The notes bore interest at a rate of 11.0% per annum and had a maturity date of October 1, 2016. In February 2015, we paid the lenders with proceeds from our IPO a total of $5.7 million, which included $5.3 million for the remaining principal and $0.4 million for end of term and prepayment amounts and accrued interest. These notes payable agreements were then terminated.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash used in operating activities	$(1,993)	$(1,855)
Cash provided by investing activities	—	—
Cash provided by financing activities	51,514	—

Net increase (decrease) in cash and equivalents	$49,521	$(1,855)

Net cash used in operating activities

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2015 principally resulted from our net loss of $1.5 million and increases in noncash expenses related to changes in the fair value of our 2020 Convertible Notes derivatives, warrant liabilities and convertible notes redemption rights derivative totaling $2.7 million and a $0.3 million increase in prepaid expenses and other assets. These amounts were partially offset by $1.4 million in noncash stock compensation, $0.5 in noncash loss on extinguishment of debt, a $0.3 million increase in accrued expenses and accounts payable and $0.3 million in noncash interest expense. Net cash used in operating activities for the three months ended March 31, 2014 principally resulted from our net loss of $2.1 million partially offset by noncash change in fair value of warrant liabilities of $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $51.5 million for the three months ended March 31, 2015 and reflects the net proceeds from the issuance of common stock in our IPO of $38.2 million and the proceeds from our concurrent note offering of $21.0 million. We paid $1.8 million in 2015 in issuance costs related to the 2020 Convertible Notes, resulting in net proceeds in 2015 from the 2020 Convertible Notes of $19.2 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable. For the three months ended March 31, 2014, there was no cash provided by or used in financing activities.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2015:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (1)	$43	$43	$—	$—	$—
2020 Convertible Notes (2)	26,239	1,039	2,100	23,100	—

Total	$26,282	$1,082	$2,100	$23,100	$—

(1)	Amounts represent our minimum lease obligations related to our corporate headquarters in Lexington, Massachusetts. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.
(2)	Amounts represent principal and interest on our 2020 Convertible Notes.

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

Our material financial instruments at March 31, 2015 consisted of cash and cash equivalents and the 2020 Convertible Notes derivative liability. Our material financial instruments at December 31, 2014 consisted of cash and cash equivalents, preferred stock warrant liabilities and a convertible debt redemption rights derivative. We have determined that all these liabilities are subject to Level 3 fair value measurements and account for them as liabilities based upon the characteristics and provisions of the underlying instruments. These liabilities were recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date, with fair value changes recognized as income (decreases in fair value) or expense (increases in fair value) in the statements of operations.

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

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Determining the fair value of our convertible preferred stock warrants, convertible debt derivatives and stock-based awards requires the use of subjective assumptions used in the valuations of our securities we performed as a private and public company.

Valuations conducted in 2015, 2014 and 2013

A third-party valuation consultant was engaged to advise and assist us in connection with the valuations of our (i) Series AA preferred stock warrants outstanding on December 31, 2013, March 31, 2014 and December 31, 2014, (ii) our convertible debt redemption rights derivative at issuance and at December 31, 2014, (iii) our common stock options issued in August 2014 and (iv) our 2020 Convertible Notes derivative liability at issuance and at March 31, 2015. Because our Series X preferred stock is entitled to a contingent liquidation preference which varies based on the total value of our equity, we were precluded from using a closed-form model, such as the Black-Scholes option pricing method, to value the Series AA preferred stock warrants. Therefore, we employed a Monte Carlo simulation methodology for all models used to determine the fair value of securities in our capital structure.

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

As of date:	IPO	M&A	SP
December 31, 2013	5%	20%	75%
March 31, 2014	10%	20%	70%
December 31, 2014	70%	25%	5%

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

Convertible Debt Redemption Rights Derivative

The Convertible Bridge Notes redemption rights derivative required separate accounting and was valued using a single income valuation approach. We estimated the fair value of the redemption rights derivative using a ‘‘with and without’’ income valuation approach. Under this approach, we estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded feature. This amount was then compared to the fair value of the debt instrument including the embedded feature using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion discounts, prepayment penalties, the expected life of the liability and the applicable discount rate.

As of the issuance of the Convertible Bridge Notes on December 22, 2014 and on December 31, 2014, the Company ascribed a probability of occurrence to the Change in Control Redemption Feature of 25%. The expected life of the feature was the remaining term of the debt and the discount rate was 18.9%. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor and the discount rate are unobservable inputs and significant to the valuation model. As of December 22, 2014 and December 31, 2014, the fair value of the embedded derivative was approximately $0.5 million.

2020 Convertible Notes Derivative

Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the notes, we estimated the fair value of the conversion option including make-whole and the Additional Interest using the “with” and “without” method. Using this methodology, we first valued the notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. We developed an estimate of fair value for the notes excluding the Additional Interest using a binomial lattice model. We modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the notes are convertible and choosing the action that maximizes the return to the notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

We estimated the fair value of the Additional Interest using an income approach, specifically, the risk-neutral debt valuation method that is used to derive the value of a debt instrument using the expected cash flows and the risk-free rate. The significant assumptions used in estimating the expected cash flows were the market yield used to determine the risk-neutral probability of default and the expected recovery rate upon default.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $53.1 million at March 31, 2015, consisting of funds in operating cash accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Because our 2020 Convertible Notes bear interest at a fixed rate, a change in interest rates would not impact the amount of interest we would pay on our indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1. A.	Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended March 31, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $9.5 million, $7.6 million, and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $1.5 million for the three months ended March 31, 2015. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We are not currently generating revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. None of our product candidates have been approved for marketing in the United States and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

In February 2015, we completed our IPO of 6,667,000 shares of our common stock at a price of $6.00 per share and our concurrent offering of the 2020 Convertible Notes. In March 2015, the underwriters exercised 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to their overallotment options. We received net proceeds of approximately $36.6 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and approximately $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances.

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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2015, our cash and cash equivalents were $53.1 million. We believe that the net proceeds from our IPO and the 2020 Convertible Notes, together with existing cash and cash equivalents, will be sufficient to fund our projected operating requirements for 18 months. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates if requested by regulatory bodies, and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, marketing or distribution arrangements or a combination thereof. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock’s continued listing on The NASDAQ Global Market, or NASDAQ, or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

We may require additional capital to operate or expand our business. The indenture governing our 2020 Convertible Notes contains covenants that, among other things, restricts our and our future subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability and the ability of our subsidiaries to (i) incur additional indebtedness and issue certain types of preferred stock, other than certain permitted indebtedness and preferred stock; and (ii) incur liens, other than certain permitted liens. Any debt financing obtained by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and pursue business opportunities. Moreover, we may not redeem the existing notes pursuant to the indenture governing the notes prior to maturity though the indenture does not limit our ability to make open-market purchases or tender offers for the notes at any time.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. See “Business—Intellectual Property” included elsewhere our Annual Report on Form 10-K for the year ended December 31, 2014 for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of March 31, 2015, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively.

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

We are currently a small company with eight employees as of May 13, 2015, and we outsource to consultants or other organizations substantially all of our operations, including accounting, finance, research and development and conduct of clinical trials. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

In the future, we may issue equity and equity-linked securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We also will issue common stock upon conversions of the 2020 Convertible Notes and have the option to settle any interest make-whole payment applicable to conversion of the 2020 Convertible Notes in whole or in part in shares of our common stock. We may also issue preferred stock or additional securities convertible into our common stock or preferred stock. Any of these events may dilute your ownership interest in our Company and have an adverse effect on the price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be highly volatile

Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our closing stock price has reached a high of $6.10 and a low of $5.60 through March 27, 2015.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationship with manufacturers or suppliers;

•	the results of our testing and clinical trials;

•	the results of our efforts to acquire or license additional product candidates;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	sales by us of securities linked to our common stock, such as the 2020 Convertible Notes;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, such as the 2020 Convertible Notes, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. Substantially all of our stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for a period of 180 days after February 17, 2015. After our offering, and as of March 30, 2015 we had 16,327,003 outstanding shares of common stock and we have reserved 3.3 million shares of our common stock to be issued upon the conversion of the $21.0 million of 2020 Convertible Notes outstanding as of March 30, 2015. Subject to limitations, approximately 9.0 million shares of common stock will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, the indenture that governs the 2020 Convertible Notes contains provisions that require us to make an offer to purchase the 2020 Convertible Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest upon the occurrence of, among other things, certain change of control transactions. The indenture that governs the 2020 Convertible Notes also contains provisions that increase the conversion rate for holders that elect to convert their notes in connection with, among other things, certain change of control transactions. These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

Risks Related to our 2020 Convertible Notes

The future issuance of our common stock and securities linked to our common stock in the future could reduce the market price of our common stock.

In the future, we may issue equity and equity-linked securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We also will issue common stock upon conversions of the 2020 Convertible Notes and have the option to settle any interest make-whole payment applicable to conversion of the 2020 Convertible Notes in whole or in part in shares of our common stock. We may also issue preferred stock or additional securities convertible into our common stock or preferred stock. Any of these events may dilute your ownership interest in our Company and have an adverse effect on the price of our common stock.

Servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to make payments of any interest make-whole payment upon conversion in whole or in part in cash, to repay the principal amount of the 2020 Convertible Notes at maturity or to repurchase the 2020 Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

We currently have no source of revenue. Our ability to make scheduled payments of the principal of, to pay interest (including any applicable interest make-whole payments on the 2020 Convertible Notes we elect to pay in whole or in part in cash) on or to refinance our indebtedness, including the 2020 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business has not historically generated cash flow from operating activities and may not in the future generate cash flow from operating activities sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the 2020 Convertible Notes.

In addition, holders of the 2020 Convertible Notes have the right to require us to repurchase their 2020 Convertible Notes upon the occurrence of a “fundamental change” (as defined in the Convertible Senior Notes Prospectus) at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes to be repurchased, plus accrued and unpaid interest. In addition, holders who convert on or after 150 days from the date of issuance of the 2020 Convertible Notes may also be entitled to receive under certain circumstances an interest make-whole payment. We may pay any interest make-whole payment in cash, shares of our common stock or a combination thereof, at our election. We may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amount of the notes, make repurchases of the 2020 Convertible Notes surrendered therefor or pay the interest make-whole payment, if we elect to make such payment in whole or in part in cash. Our failure to repay the principal amount of the 2020 Convertible Notes, repurchase the 2020 Convertible Notes at a time when the repurchase is required by the indenture or pay the interest make-whole payment, if we elect to make such payment in whole or in part in cash, would constitute an event of default. If the repayment of any indebtedness were to be accelerated because of such event of default (whether under the 2020 Convertible Notes or otherwise), we may not have sufficient funds to repay the indebtedness and repay or repurchase the 2020 Convertible Notes. An event of default under the indenture may lead to an acceleration of the 2020 Convertible Notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the 2020 Convertible Notes would have a claim to our assets that is senior to the claims of our equity holders.

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

The indenture governing the 2020 Convertible Notes contains restrictions that will limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

The indenture governing the 2020 Convertible Notes contains covenants that, among other things, restrict our and our future subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants will include restrictions on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue certain types of preferred stock, other than certain permitted indebtedness and preferred stock; and

•	incur liens, other than certain permitted liens.

In addition, the indenture governing the 2020 Convertible Notes includes a covenant that limits our ability to merge or consolidate with other entities in certain circumstances. These covenants and restrictions limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in the 2020 Convertible Notes or such debt becoming immediately due and payable. This, in turn, could cause any of our other debt to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

2020 Noteholders may employ a convertible arbitrage strategy with respect to the 2020 Convertible Notes that could adversely affect the price of our common stock.

We expect that many investors in, and potential future purchasers of, the 2020 Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2020 Convertible Notes. Investors would typically implement such a strategy by selling short the common stock underlying the 2020 Convertible Notes and dynamically adjusting their short position while continuing to hold the 2020 Convertible Notes. Investors may also implement this type of strategy by entering into swaps on the common stock in lieu of or in addition to short selling the common stock. Any such strategy may have the effect of decreasing the trading price of our common stock.

The fundamental change repurchase feature of the indenture governing the 2020 Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The indenture governing the 2020 Convertible Notes requires us to repurchase the 2020 Convertible Notes for cash upon the occurrence of a fundamental change of us and, in certain circumstances, to increase the conversion rate for a 2020 Convertible Note holder that converts its 2020 Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On February 17, 2015 we issued and sold 6,667,000 shares of our common stock and on March 19, 2015 we issued and sold 299,333 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, in our IPO at a public offering price of $6.00 per share, for aggregate gross proceeds of $41.8 million. In addition, on February 17, 2015 we issued and sold $20.0 of our 2020 Convertible Notes and on March 19, 2015 we issued and sold $1.0 million shares of our 2020 Convertible Notes pursuant to the underwriters’ partial exercise of their option to purchase additional 2020 Convertible Notes, in our IPO at face value in a public offering for aggregate gross proceeds of $20.0 million. All of the shares and notes issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-199859), which was declared effective by the SEC on February 17, 2015. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the common stock offering and Canaccord Genuity Inc. and Nomura Securities International, Inc. acted as co-managers of the common stock offering. Nomura Securities International, Inc., Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the of the concurrent offering of the 2020 Convertible Notes and Canaccord Genuity Inc. acted as co-manager of the concurrent offering of 2020 Convertible Notes.

The net offering proceeds to us from the equity offering, after deducting underwriting discounts of $2.9 million and estimated offering expenses payable by us totaling $2.3 million, were approximately $36.6. The net offering proceeds to us from the debt offering, after deducting underwriting discounts of $1.5 million and estimated offering expenses payable by us totaling $0.6 million, were approximately $18.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOTEK PHARMACEUTICALS CORPORATION

May 14, 2015	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

May 14, 2015	By:	/s/ Dale Ritter
Dale Ritter
Vice President–Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	3/31/15	001-36829

3.2	Amended and Restated By-Laws of the Registrant.	10-K	3.2	3/31/15	001-36829

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	3/31/15	001-36829

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.