Form 10-Q
period 2015-06-30
INOTEK PHARMACEUTICALS CORP
filed 2015-08-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 20,197,716 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (the “FDA”);

•	the success, timing and cost of our planned Phase 3 clinical trials and anticipated Phase 3 program for trabodenoson as a monotherapy and Phase 2 program for our fixed-dose combination (“FDC”) product candidate, including statements regarding the timing of initiation and completion of the trials;

•	the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy, including with respect to our potential sales force in the United States and our partnering and collaboration efforts outside the United States;

•	third-party payor reimbursement for our current product candidates or any other potential products;

•	our expectations regarding the clinical efficacy of our product candidates and results of our clinical trials;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by ophthalmologists, optometrists and patients;

•	the timing, cost or other aspects of a potential commercial launch of our product candidates and potential future sales of our current product candidates or any other potential products if any are approved for marketing;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	the potential advantages of our product candidates;

•	our competitors and their product candidates, including our expectations regarding those competing product candidates;

•	our ability to protect and enforce our intellectual property rights, including our patented and trade secret protected proprietary rights in our product candidates; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

Inotek Pharmaceuticals Corporation

Balance Sheets

(Unaudited)

(In thousands, except for share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$49,012	$3,618
Prepaid expenses and other current assets	465	52

Total current assets	49,477	3,670
Property and equipment, net	29	—
Other assets	2,182	1,850

Total assets	$51,688	$5,520

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable, current portion	$—	$3,063
Accounts payable	813	1,146
Accrued expenses and other current liabilities	1,273	992
Accrued interest	366	—
Convertible Bridge Notes	—	1,541
Convertible Bridge Notes redemption rights derivative	—	480

Total current liabilities	2,452	7,222
2020 Convertible Notes, net of debt discount of $12,074	8,926	—
Notes payable, net of current portion	—	2,550
Warrant liabilities	—	482
2020 Convertible Notes derivative liability	8,567	—
Other long-term liabilities	24	24

Total liabilities	19,969	10,278

Series AA redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at June 30, 2015; 25,757,874 shares authorized and 24,057,013 shares issued and outstanding at December 31, 2014	—	46,253
Series X redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at June 30, 2015; 2,902,050 shares authorized and 1,892,320 shares issued and outstanding at December 31, 2014	—	548

Total redeemable convertible preferred stock	—	46,801

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and 0 shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares and 43,509,727 shares authorized at June 30, 2015 and December 31, 2014, respectively; 16,327,003 shares and 1,020,088 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	163	10
Additional paid-in capital	163,446	76,472
Accumulated deficit	(131,890)	(128,041)

Total stockholders’ equity (deficit)	31,719	(51,559)

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$51,688	$5,520

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(1,954)	$(1,862)	$(3,023)	$(3,412)
General and administrative	(1,728)	(332)	(3,708)	(494)

Loss from operations	(3,682)	(2,194)	(6,731)	(3,906)

Interest expense	(564)	(248)	(1,038)	(491)
Loss on extinguishment of debt	—	—	(683)	—
Change in fair value of warrant liabilities	—	(405)	267	(598)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	—	480	—
Change in fair value of 2020 Convertible Notes derivative liability	1,859	—	3,856	—

Net loss	$(2,387)	$(2,847)	$(3,849)	$(4,995)

Net loss per share attributable to common stockholders—basic and diluted	$(0.15)	$(3.81)	$(0.33)	$(6.89)

Weighted-average number of shares outstanding—basic and diluted	16,327,003	1,020,088	12,026,183	1,020,088

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,849)	$(4,995)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	577	106
Loss on extinguishment of debt	522	—
Depreciation	1	—
Change in fair value of warrant liabilities	(267)	598
Change in fair value of Convertible Bridge Notes redemption rights derivative	(480)	—
Change in fair value of 2020 Convertible Notes derivative liability	(3,856)	—
Stock-based compensation	1,558	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(574)	26
Accounts payable	(333)	130
Accrued expenses and other current liabilities	651	219

Net cash used in operating activities	(6,050)	(3,912)

Cash flows from investing activities:
Purchase of property and equipment	(30)	—

Net cash used in investing activities:	(30)	—

Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	38,115	—
Proceeds from issuance of 2020 Convertible Notes in initial public offering, net of underwriting discounts	21,000	—
Payments of 2020 Convertible Notes issuance costs	(1,841)	—
Principal payments on notes payable	(5,800)	—

Net cash provided by financing activities:	51,474	—

Net change in cash and cash equivalents	45,394	(3,912)
Cash and cash equivalents, beginning of period	3,618	12,793

Cash and cash equivalents, end of period	$49,012	$8,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$89	$385

Supplemental disclosure of noncash investing and financing activities:
Accrual of Series AA preferred stock dividends	$—	$1,611

Conversion of Series AA preferred stock into common stock upon initial public offering	$46,383	$—

Conversion of Series X preferred stock into common stock upon initial public offering	$548	$—

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$2,028	$—

Accretion of Series AA preferred stock to redemption value	$130	$419

Reclassification of fair value of warrant liability to equity upon initial public offering	$215	$—

Reclassification of deferred public offering costs to stockholders’ equity	$1,590	$—

Reclassification of deferred public offering costs to other assets	$256	$—

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

In February 2015, the Company completed its initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20,000 aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015, the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1,000 of the 2020 Convertible Notes pursuant to exercises of their overallotment options. The Company received net proceeds of $36,525 after deducting underwriting discounts and offering-related costs, from its equity issuances and $18,903 in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (see Note 5). Prior to this, the Company has funded its operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of June 30, 2015, the Company had an accumulated deficit of $131,890 and cash and cash equivalents of $49,012. The Company estimates that it has sufficient funding to sustain operations through 2016.

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

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the assumptions utilized for the calculation of stock-based compensation, fair value of warrant liabilities and other derivative financial instruments, and calculation of accruals related to research and clinical development.

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

Deferred Public Offering Costs—Deferred public offering costs, which consist primarily of direct, incremental legal, accounting, Securities and Exchange Commission (“SEC”) and NASDAQ Global Market (“NASDAQ”) fees relating to the IPO and issuance of the 2020 Convertible Notes, were capitalized as a component of other assets in the accompanying balance sheet as of December 31, 2014. At December 31, 2014, the Company had $1,846 of deferred public offering costs. In the six months ended June 30, 2015, the Company incurred an additional $1,128 of public offering costs and allocated $2,347 of the aggregate public offering costs to the equity offering and $627 to the debt offering which were recorded as deferred financing costs and are being amortized to interest expense over the term of the 2020 Convertible Notes.

Deferred Financing Costs—Financing costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and are amortized over the term of the respective notes using the effective interest rate method. Amortization of deferred financing costs were $44 and $55 in the three months ended June 30, 2015 and 2014, respectively, and $92 and $106 in the six months ended June 30, 2015 and 2014, respectively.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its warrant liabilities, convertible notes redemption rights derivative and 2020 Convertible Notes derivative liability (see Note 8).

Derivative Financial Instruments—All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings, as the derivatives had not been formally designated as hedges for accounting purposes. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the 2020 Convertible Notes and the Convertible Bridge Notes (see Notes 5, 8 and 9).

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net loss	$(2,387)	$(2,847)	$(3,849)	$(4,995)
Accretion and dividends on convertible preferred stock	—	(1,037)	(130)	(2,030)

Net loss applicable to common stockholders	(2,387)	(3,884)	(3,979)	(7,025)

Denominator:
Weighted average common shares outstanding - basic and diluted	16,327,003	1,020,088	12,026,183	1,020,088

Net loss per share applicable to common stockholders - basic and diluted	$(0.15)	$(3.81)	$(0.33)	$(6.89)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Series AA preferred stock	—	7,037,874	—	7,037,874
Series X preferred stock	—	466,319	—	466,319
Shares issuable upon conversion of the 2020 Convertible Notes	3,333,333	—	3,333,333	—
Warrants exercisable for common stock	56,408	266,428	56,408	266,428
Stock options	1,394,075	11,835	1,394,075	11,835

Total	4,783,816	7,782,456	4,783,816	7,782,456

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

3. Property and Equipment, net

Property and equipment, net, at June 30, 2015 and December 31, 2014, consisted of the following:

	Useful lives	June 30, 2015	December 31, 2014
		(in thousands)

Laboratory equipment	5 years	$16	$—
Office equipment	5 years	14	—

		30	—
Less: accumulated depreciation		(1)

Property and equipment, net		$29	$—

Depreciation expense for property and equipment was $1 for the three and six month periods ended June 30, 2015, and $0 for the three and six month periods ended June 30, 2014, respectively.

4. Accrued Expenses

Accrued expenses at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Research and development	$110	$116
Government payable	436	421
Compensation and benefits	563	293
Professional fees	156	155
Other	8	7

Total	$1,273	$992

5. Debt

2020 Convertible Notes

On February 23, 2015, the Company issued an aggregate of $20,000 of the 2020 Convertible Notes pursuant to its IPO. On March 24, 2015, the Company issued an additional $1,000 of 2020 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2020 Convertible Notes mature on February 15, 2020 (“Maturity Date”), are unsecured and accrue interest at a rate of 5.0% per annum, payable semi-annually on February 15 and August 15 of each year. In connection with the issuance of the 2020 Convertible Notes, the Company incurred $2,097 of financing costs which were recorded in other assets on the balance sheet.

Each holder of a 2020 Convertible Note (the “Holder”), has the option to convert all or any portion of such note at an initial conversion rate of 158.7302 shares of the Company’s common stock per $1 principal amount of 2020 Convertible Notes (the “Conversion Rate”). The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. For any conversion that occurs on or after July 23, 2015, the Company will, in addition to the other consideration payable, make an interest make-whole payment (the “Interest Make-Whole Payment”) to such converting Holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the date of the conversion (the “Conversion Date”) through the earlier of (i) the date that is three years after the Conversion Date and (ii) the Maturity Date if the Notes had not been so converted or otherwise repurchased. Present values for the Interest Make-Whole Payment will be calculated using a discount rate equal to 2%. The Company may satisfy its obligation to pay any Interest Make-Whole Payment, at its election, in cash, shares of common stock or a combination thereof.

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

The Company determined that the conversion option, Interest Make-Whole Payments and the Additional Interest were embedded derivatives that require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the notes, the Company estimated the fair value of the conversion option including make-whole and the Additional Interest using the “with” and “without” method. Using this methodology, the Company first valued the notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. The Company developed an estimate of fair value for the 2020 Convertible Notes excluding the Additional Interest using a binomial lattice model. The Company modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the notes are convertible and choosing the action that maximizes the return to the notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

The Company estimated the fair value of the Additional Interest using an income approach, specifically, the risk-neutral debt valuation method that is used to derive the value of a debt instrument using the expected cash flows and the risk-free rate. The significant assumptions used in estimating the expected cash flows were: the market yield used to determine the risk-neutral probability of default and the expected recovery rate upon default.

The Company recorded $11,850 as the fair value of the combined embedded derivative liability on February 23, 2015, with a corresponding amount recorded as a discount to the 2020 Convertible Notes, related to the initial issuance of the 2020 Convertible Notes. The Company recorded approximately $573 of additional derivative liability and discount to the 2020 Convertible Notes as the fair value of the combined embedded derivative on March 24, 2015 upon the issuance of additional 2020 Convertible Notes for the exercise of the underwriters’ overallotment option. The deferred financing costs and the debt discount were recorded in other assets and are being amortized to interest expense over the life of the 2020 Convertible Notes using the effective interest method. Changes in the fair value of the combined embedded derivative liability are recorded in earnings in the period in which the changes occur.

As of June 30, 2015, the fair value of the combined embedded derivative liability was $8,567. The change in the estimated fair value of the combined embedded derivative liability for the three and six months ended June 30, 2015, was $1,859 and $3,856, respectively. Interest expense related to the 2020 Convertible Notes for the three months ended June 30, 2015, was $565, including $44 related to amortization of the issuance costs and $259 related to amortization of the debt discount. Interest expense related to the 2020 Convertible Notes for the six months ended June 30, 2015, was $774, including $59 related to amortization of the issuance costs and $349 related to amortization of the debt discount. As of June 30, 2015, the balance of debt discount and issuance costs were $12,074 and $2,038, respectively. At June 30, 2015, interest accrued on the 2020 Convertible Notes was $366 and is reflected in accrued interest on the balance sheet.

The following table summarizes how the 2020 Convertible Notes are reflected on the balance sheet at June 30, 2015:

June 30, 2015
(in thousands)

Gross proceeds	$21,000
Initial value of embedded derivatives	(12,423)
Amortization of debt discount	349

Carrying value	$8,926

In July and August 2015, the 2020 Convertible Notes fully converted into shares of common stock (see Note 11).

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “Convertible Bridge Notes”). The Convertible Bridge Notes mature on June 30, 2015, and accrue interest at the rate of 8% per annum and are subordinate to all other senior indebtedness of the Company. Upon the closing of an IPO of common stock of at least $40,000 in gross proceeds, all outstanding principal and accrued interest thereon will automatically convert into common stock at the IPO price.

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00. For the six months ended June 30, 2015, the Company reflected interest expense related to the Convertible Bridge Notes (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In the six months ended June 30, 2015, in connection with the conversion of the Convertible Bridge Notes into common stock, the Company reflected a (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

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

For the six months ended June 30, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally in the six months ended June 30, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

For the three months ended June 30, 2014, interest expense related to the Loan Agreements was $248, including $55 related to accretion of the debt discount and termination payment. For the six months ended June 30, 2014, interest expense related to the Loan Agreements was $491, including $106 related to accretion of the debt discount and termination payment.

Subsequent to the Company’s IPO, the warrants issued to the lenders became exercisable for 56,408 shares of common stock at $6.204 per share. The Company calculated the fair value of the warrants at the IPO date using a Black Scholes model using the following assumptions: a fair value of $6.00 per share (the IPO price of the Company’s common stock), 8.4 years to maturity, 1.70% risk-free rate, and 60% volatility. The Company determined the fair value of the warrant liability at the IPO date to be $215 and recorded a gain on change in fair value of warrant liabilities of $267 in the statement of operations for the six months ended June 30, 2015. The Company determined that subsequent to this change, the warrants were exercisable at a fixed price for a fixed number of shares of common stock and qualified for equity classification under the accounting guidance, and the fair value of $215 was reclassified to additional paid-in capital as of the IPO date during the six months ended June 30, 2015.

6. Equity

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

Preferred Stock

Pursuant to the IPO, all of the Company’s outstanding 25,949,333 shares of Series AA and Series X preferred stock, including all accrued and unpaid dividends thereon, automatically converted into 8,002,650 shares of common stock. Pursuant to these conversions, the $46,383 carrying value of the Series AA preferred stock at the time of the IPO was reclassified as $75 to common stock par value and $46,308 additional paid-in capital and the $548 carrying value of the Series X preferred stock at the time of the IPO was reclassified as $5 to common stock par value and $543 additional paid-in capital.

During the year ended December 31, 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense in the six months ended June 30, 2015.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board of Directors. At June 30, 2015 and December 31, 2014, there were 16,327,003 and 1,020,088 shares of common stock outstanding, respectively.

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

On August 28, 2014, the Board of Directors granted 840,975, ten-year term, stock options to officers of the Company at an exercise price of $4.342 per share, the fair market value of the common stock as determined by the Board of Directors, on the condition that the options would be of no further force and effect if the Company had not consummated an IPO prior to the one-year anniversary of the grant date (the “IPO Condition”). The IPO Condition was met upon the Company’s February 2015 IPO. These stock options will vest 25% on the one-year anniversary of the grant date and the remaining 75% will vest equally over the following 36 monthly anniversaries. Additionally on August 28, 2014, the Board of Directors granted an aggregate of 59,142 stock options to the directors that were fully vested on the date of the grant.

The fair value of the stock options granted during 2014 was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5 to 6.25 years; expected stock price volatility of 83.3% to 92.5%; a risk free rate of 1.63% to 1.84%; and a dividend yield of 0%. The Company will recognize $2,798 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant date in August 2014 through the final vesting date in August 2018. As a result of the resolution of the IPO Condition, the six months ended June 30, 2015, reflects stock compensation expense calculated from the grant date in August 2014 through June 30, 2015.

During the three and six months ended June 30, 2015, the Board of Directors granted a total of 483,000, ten-year term, stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 97.6% to 101.1%; a risk free rate of 1.63% to 1.85%; and a dividend yield of 0%. The Company will recognize $1,983 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

The following table summarizes activity for the six months ended June 30, 2015, under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	900,117	$4.342	$970
Granted during the period	483,000	5.190	—
Exercised during the period	—	—	—
Expired during the period	—	—	—

Options outstanding at June 30, 2015	1,383,117	$4.638	$502

Options exercisable at June 30, 2015	59,142	$4.342	$33

Weighted-average years remaining on contractual life	9.5
Unrecognized compensation cost related to non-vested stock options	$4,176

Aggregate intrinsic value is based on $4.90 per share, the closing price of common stock on June 30, 2015.

For the three months ended June 30, 2015, the Company recorded aggregate stock compensation expense of $194, of which $98 was recorded in general and administrative expense and $96 in research and development expense. For the six months ended June 30, 2015, the Company recorded aggregate stock compensation expense of $608, of which $316 was recorded in general and administrative expense and $292 in research and development expense.

2004 Stock Option and Incentive Plan

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan. The following table summarizes activity for the six months ended June 30, 2015, under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	10,958	$40.578	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired during the period	—	—	—

Options outstanding at June 30, 2015	10,958	$40.578	$—

Options exercisable at June 30, 2015	10,958	$40.578	$—

Weighted-average years remaining on contractual life	2.8
Unrecognized compensation cost related to non-vested stock options	$—

The exercise price exceeds the $4.90 closing price of common stock on June 30, 2015, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s Board of Directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The Company’s Board of Directors has authorized the issuance of a number of shares of common stock issuable under the ESPP to the number that represents 1% of our outstanding common stock outstanding after the IPO, or 160,276 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the Board of Directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of June 30, 2015, no shares have been issued pursuant to the ESPP.

7. Commitments and Contingencies

Operating leases

The Company leases office space in Lexington, Massachusetts under a lease agreement expiring in September 2015. Rent expense for the three and six months ended June 30, 2015, was $20 and $35, respectively. Rent expense for the three and six months ended June 30, 2014, was $12 and $27, respectively.

In May 2015, the Company entered into a lease agreement for 11,125 square feet for its new headquarters in Lexington, Massachusetts. The Company expects to occupy this space in September 2015, at which time its rental obligations will commence. The lease term is 90 months and the Company has the right to extend the term for one period of five years. Aggregate rental payments over the term of the lease are approximately $2,100, including approximately $209 due in the first twelve months of the lease. The lease also provides that the Company will be responsible for the operating expenses and real estate taxes, to the extent in excess of base-year amounts, and electricity attributable to the premises.

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

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are convertible preferred stock warrant liabilities, the Convertible Bridge Notes redemption rights derivative and the 2020 Convertible Notes derivative liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
2020 Convertible Notes derivative liability	$8,567	$—	$—	$8,567

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$482	$—	$—	$482

Convertible Bridge Notes redemption rights derivative	$480	$—	$—	$480

2020 Convertible Notes derivative liability

The fair value methodologies related to the 2020 Convertible Notes derivative liability are discussed in Note 5.

Convertible preferred stock warrant liability

As of December 31, 2013, June 30, 2014, and December 31, 2014, the Company had outstanding warrants to purchase Series AA preferred stock in connection with Series AA preferred stock issued in 2013 and the Loan Agreements. The Series AA warrant liabilities were recorded at their fair value on the date of issuance and are remeasured on each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the statements of operations.

As of December 31, 2013, June 30, 2014, and December 31, 2014, the Company used a hybrid valuation model in which a Monte Carlo simulation was used to calculate the fair value of the Company’s equity securities under three scenarios including: (i) an IPO scenario, (ii) a merger or acquisition scenario or (iii) a stay private scenario. The Company then probability-weighted each equity value derived from the Monte Carlo simulation based upon the Company’s estimate of the likelihood of the exit scenario occurring.

The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates and include probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Series AA preferred stock warrants at December 31, 2013, June 30, 2014, and December 31, 2014:

	December 31, 2013	June 30, 2014	December 31, 2014

Volatility	60%	65%	65% - 70%
Expected term (years)	1.00 - 1.25	0.50 - 0.75	0.17 - 0.50
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	0.13 - 0.19%	0.06% - 0.09%	0.02% - 0.03%

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

Convertible Bridge Notes redemption rights derivative

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

The following table reflects the change in the Company’s Level 3 liabilities for the six months ended June 30, 2015 and 2014:

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability

Balance at December 31, 2014	$482	$480	$—
Issuance of 2020 Convertible Notes	—	—	12,423
Change in fair value	(267)	(480)	(3,856)
Reclassification to stockholders’ equity	(215)	—	—

Balance at June 30, 2015	—	—	8,567

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability

Balance at December 31, 2013	$1,888	$—	$—
Change in fair value	598	—	—

Balance at June 30, 2014	2,486	—	—

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the 2020 Convertible Notes and the Convertible Bridge Notes are derivative financial instruments.

Fair values of derivative instruments not designated as hedging instruments consist of the following:

Liability derivative financial instruments	Balance Sheet Location	Fair Value

December 31, 2014:
Convertible Bridge Notes redemption rights derivative	Convertible Bridge Notes redemption rights derivative	$480

June 30, 2015:
2020 Convertible Notes derivative liability	2020 Convertible Notes derivative liability	$8,567

The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three and six months ended June 30, 2015, consist of the following:

Derivative financial instruments not designated as hedging instruments	Location of gain or loss recognized in income on derivative financial instrument	Amount of gain or (loss) recognized in income on derivative financial instrument
		For the three months ended June 30, 2015	For the six months ended June 30, 2015

2020 Convertible Notes derivative liability	Change in fair value of 2020 Convertible Notes derivative liability	$1,859	$3,856

Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$—	$480

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

10. Management Incentive Plan

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

11. Subsequent Events

2020 Convertible Notes

In July and August 2015, holders of $21.0 million principal amount of the 2020 Convertible Notes elected to convert the principal into approximately 3.33 million shares of common stock. In addition, the Make-Whole Interest Payment was settled with shares of common stock, at the election of the Company, resulting in the issuance of approximately 0.53 million additional shares of common stock.

S-1 Registration Statement

On July 31, 2015, the Company filed a registration statement with the SEC on Form S-1 to sell up to $57.5 million of our common stock.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for glaucoma. Glaucoma is a disease of the eye that is typically characterized by structural evidence of optic nerve damage, vision loss and consistently elevated intraocular pressure (“IOP”). Our lead product candidate, trabodenoson, is a first-in-class selective adenosine mimetic that we rationally designed to lower IOP by restoring the eye’s natural pressure control mechanism. Our product pipeline includes trabodenoson monotherapy delivered in an eye drop formulation, as well as a fixed-dose combination (“FDC”) of trabodenoson with latanoprost given once-daily. Our completed Phase 2 trial of trabodenoson co-administered with latanoprost, a prostaglandin analogue (“PGA”), demonstrated IOP-lowering in patients who have previously had inadequate response to latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP.

We had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the first half of 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. Our End-of-Phase 2 meeting was a critical milestone for advancing the development of trabodenoson. At the meeting, we reached agreement on the design of our initial Phase 3 trial, as well as the overall regulatory path for trabodenoson. For our first Phase 3 trial, we agreed to three doses of trabodenoson to be tested against placebo as the primary comparator for statistical purposes. We plan to start this trial for trabodenoson monotherapy in the fourth quarter of 2015.

In February 2015, we completed our initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to exercises of their overallotment options. We received net proceeds of $36.5 million after deducting underwriting discounts and offering-related costs, from its equity issuances and $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (See Note 5 of Notes to Financial Statements). Prior to this we funded our operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of June 30, 2015, the Company had an accumulated deficit of $131.9 million and cash and cash equivalents of $49.0 million. Pursuant to the IPO, all of our outstanding 25,949,333 shares of Series AA and Series X preferred stock, including all accrued and unpaid dividends thereon, automatically converted into 8,002,650 shares of common stock. We estimate we have sufficient funding to sustain operations through 2016. See “Liquidity and Capital Resources.”

In July and August 2015, the $21.0 million principal amount of the 2020 Convertible Notes fully converted into shares of common stock (see Note 11).

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

Factors Affecting our Results of Operations

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to invest in research and development and commence our Phase 3 program of trabodenoson in 2015. We also expect our expenses to increase as we complete formulation and manufacturing activities of our FDC product candidate which is expected to commence clinical trials in 2016. In addition, if we successfully launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•	direct clinical and non-clinical expenses which include expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations and costs associated with preclinical activities and development activities and costs associated with regulatory activities;

•	employee and consultant-related expenses, including compensation, benefits, travel and stock-based compensation expense for research and development personnel as well as consultants that conduct and support clinical trials and preclinical studies; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us.

The following table summarizes our research and development expenses by type of activity for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

Trabodenoson - direct clinical and non-clinical	$882	$1,650	$1,396	$2,873

Personnel and other expenses
Employee and consultant-related expenses	974	195	1,464	468
Facility expenses	56	16	118	59
Other expenses	42	1	45	12

Total personnel and other expenses	1,072	212	1,627	539

Total research and development expenses	$1,954	$1,862	$3,023	$3,412

All research and development efforts and expenses for the three and six month periods ended June 30, 2015 and 2014 relate to the development of trabodenoson. We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $42 million for external development costs related to trabodenoson from inception through June 30, 2015.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014:

	Three Months ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$(1,954)	$(1,862)	$92
General and administrative	(1,728)	(332)	1,396

Loss from operations	(3,682)	(2,194)	1,488

Interest expense	(564)	(248)	316
Change in fair value of warrant and derivative liabilities	1,859	(405)	(2,264)

Net loss	$(2,387)	$(2,847)	$(460)

Research and Development Expenses

Research and development expenses increased $0.1 million to $2.0 million for the three months ended June 30, 2015, as compared to $1.9 million for the three months ended June 30, 2014. CRO and other direct clinical trial expenses decreased $1.6 million as a result of the completion of our Phase 2 trial in October 2014. This decrease was offset by increases in non-clinical expenses of $0.8 million primarily related to work in preparation for our upcoming Phase 3 trial, higher payroll-related and stock-based compensation expenses of $0.6 million and higher consulting expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased $1.4 million to $1.7 million for the three months ended June 30, 2015, as compared to $0.3 million for the three months ended June 30, 2014. This increase was related to higher payroll-related and stock-based compensation expenses of $0.4 million related to additional headcount, including our current CEO and VP of Finance, higher consulting and board of director fees of $0.3 million, higher professional fees of $0.2 million, higher recruiting fees of $0.2 million, and higher D&O insurance expenses of $0.2 million.

Interest Expense

Interest expense increased $0.3 million to $0.6 million for the three months ended June 30, 2015, as compared to $0.3 million for the three months ended June 30, 2014. Interest expense in the three months ended June 30, 2015, related to our 2020 Convertible Notes which were not outstanding in the three months ended June 30, 2014. Interest expense in the three months ended June 30, 2014, related to our notes payable which were paid and extinguished in the three months ended March 31, 2015.

Change in fair value of warrant and derivative liabilities

Change in fair value of warrant and derivative liabilities was a gain of $1.9 million in the three months ended June 30, 2015, and resulted from a $1.9 million decrease in the fair value of our 2020 Convertible Notes derivative liability. The change in fair value of warrant and derivative liabilities in the three months ended June 30, 2014, was a loss of $0.4 million and related to an increase in the value of our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014:

	Six Months ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses:
Research and development	$(3,023)	$(3,412)	$(389)
General and administrative	(3,708)	(494)	3,214

Loss from operations	(6,731)	(3,906)	2,825

Interest expense	(1,038)	(491)	547
Loss on extinguishment of debt	(683)	—	683
Change in fair value of warrant and derivative liabilities	4,603	(598)	(5,201)

Net loss	$(3,849)	$(4,995)	$(1,146)

Research and Development Expenses

Research and development expenses decreased $0.4 million to $3.0 million for the six months ended June 30, 2015, as compared to $3.4 million for the six months ended June 30, 2014. CRO and other direct clinical trial expenses decreased $2.7 million as a result of the completion of our Phase 2 trial in October 2014. This decrease was partially offset by increases in non-clinical expenses of $1.2 million primarily related to work in preparation for our upcoming Phase 3 trial as well as animal toxicology studies, higher payroll-related expenses of $0.5 million related primarily to increased headcount, $0.3 million in stock-based compensation and $0.2 million in increased consulting expense.

General and Administrative Expenses

General and administrative expenses increased $3.2 million to $3.7 million for the six months ended June 30, 2015, as compared to $0.5 million for the six months ended June 30, 2014. This increase included $1.3 million in stock-based compensation of which $1.0 million related to the elimination of the Company’s repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO pursuant to our IPO. The remaining increase was due primarily to higher payroll-related expenses of $0.5 million primarily related increased headcount, including our current CEO and VP of Finance, higher consulting and board fees of $0.4 million, higher professional fees of $0.3 million, higher recruiting fees of $0.2 million, and higher D&O insurance expenses of $0.2 million.

Interest Expense

Interest expense increased $0.5 million to $1.0 million for the six months ended June 30, 2015, as compared to $0.5 million for the six months ended June 30, 2014. The $1.0 million of expense for the six months ended June 30, 2015, was comprised of $0.8 million for coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes, $0.1 million related to our Convertible Bridge Notes and $0.1 million related to our notes payable. Interest expense in the six months ended June 30, 2014, related to our notes payable.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt of $0.7 million in the six months ended June 30, 2015, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant and derivative liabilities

Change in fair value of warrant and derivative liabilities was a gain of $4.6 million for the six months ended June 30, 2015, compared to a loss of $0.6 million for the six months ended June 30, 2014. The $4.6 million gain in the six months ended June 30, 2015, resulted from a $3.9 million decrease in the fair value of our 2020 Convertible Notes derivative liability, a $0.3 million decrease in our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock and a $0.5 million decrease in the value of our 2014 Bridge Notes redemption rights derivative. The $0.6 million loss in the six months ended June 30, 2014, related to the increase in the value of the warrant liabilities related to our Series AA Preferred Stock.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $3.8 million for the six months ended June 30, 2015, and our accumulated deficit was $131.9 million at June 30, 2015. At June 30, 2015, we had $49.0 million of cash and cash equivalents. The Company estimates that it has sufficient funding to sustain operations through 2016.

On July 31, 2015, we filed a registration statement with the Securities and Exchange Commission on Form S-1 to sell up to $57.5 million of our common stock. We cannot predict if or when we will sell such common stock, or that it will be in this amount.

In July and August 2015, holders of $21.0 million principal amount of our 2020 Convertible Notes elected to convert the principal into approximately 3.33 million shares of common stock. In addition, the Make-Whole Interest Payment was settled with shares of common stock, at the election of the Company, resulting in the issuance of approximately 0.53 million additional shares of common stock. As a result of these conversions, we no longer have an obligation to repay the principal or make cash interest payments on these 2020 Convertible Notes.

In February 2015, we completed our IPO and concurrent note offering and in March 2015, the underwriters exercised common stock and notes overallotment options resulting in aggregate net proceeds to us of approximately $55.5 million. As of June 30, 2015, we had outstanding $21.0 million of 2020 Convertible Notes.

In December 2014, the Company sold an aggregate of $2.0 million of the Convertible Bridge Notes. In addition to other terms, the Convertible Bridge Notes had a maturity of June 30, 2015, accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of our IPO, the Convertible Bridge Notes, including accrued interest, automatically converted into 337,932 shares of our common stock.

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

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2015	2014
	(in thousands)

Cash used in operating activities	$(6,050)	$(3,912)
Cash used in investing activities	(30)	—
Cash provided by financing activities	51,474	—

Net increase (decrease) in cash and equivalents	$45,394	$(3,912)

Net cash used in operating activities

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2015, and $3.9 million for the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015, resulted primarily from a noncash gain related to the decrease in the fair value of our 2020 Convertible Notes derivative liability, warrant liabilities and convertible notes redemption rights derivative, aggregating to $4.6 million, our net loss of $3.8 million and a net change in operating assets and liabilities of $0.3 million. These decreases were partially offset by $1.6 million of noncash stock-based compensation, $0.6 million in noncash interest expense and a $0.5 million noncash loss on extinguishment of debt. Net cash used in operating activities for the six months ended June 30, 2014, principally resulted from our net loss of $5.0 million, partially offset by increases in noncash expenses related to changes in the fair value of our warrant liabilities of $0.6 million.

Net cash provided by financing activities

Net cash provided by financing activities was $51.5 million for the six months ended June 30, 2015, and reflects the net proceeds from the issuance of common stock in our IPO of $38.1 million and the net proceeds from our offering of 2020 Convertible Notes of $19.1 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Since the closing of our IPO in February 2015, we are incurring additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2015:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)

Current facilities lease (1)	$22	$22	$—	$—	$—
2020 Convertible Notes (2)	26,239	1,039	2,100	23,100	—
New facilities lease (3)	2,145	209	509	615	812

Total	$28,406	$1,270	$2,609	$23,715	$812

(1)	Amounts represent our minimum lease obligations related to our current corporate headquarters in Lexington, Massachusetts. The minimum lease payments in the table do not include related common area maintenance charges or real estate taxes, which costs are variable.
(2)	Amounts represent principal and interest on our 2020 Convertible Notes. In July and August 2015, our 2020 Convertible Notes were fully converted and we no longer owe any principal or interest on the 2020 Convertible Notes.
(3)	In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We expect to occupy our new headquarters and the lease term to commence approximately October 1, 2015. The amounts in this chart reflect this assumption.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Fair Value Measurements

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of our company. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Our material financial instruments at June 30, 2015, consisted of cash and cash equivalents and the 2020 Convertible Notes derivative liability. Our material financial instruments at December 31, 2014 consisted of cash and cash equivalents, preferred stock warrant liabilities and a convertible debt redemption rights derivative. We have determined that all these liabilities are subject to Level 3 fair value measurements and account for them as liabilities based upon the characteristics and provisions of the underlying instruments. These liabilities were recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date, with fair value changes recognized as income (decreases in fair value) or expense (increases in fair value) in the statements of operations.

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

We account for stock options issued to non-employees in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options using the Black-Scholes option pricing model and re-measuring such stock options at their current fair value as they vest.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Determining the fair value of our convertible preferred stock warrants, convertible debt derivatives and stock-based awards requires the use of subjective assumptions used in the valuations of our securities we performed as a private and public company.

Valuations conducted in 2015, 2014 and 2013

A third-party valuation consultant was engaged to advise and assist us in connection with the valuations of our (i) Series AA preferred stock warrants outstanding on December 31, 2013, March 31, 2014 and December 31, 2014, (ii) our convertible debt redemption rights derivative at issuance and at December 31, 2014, (iii) our common stock options issued in August 2014 and (iv) our 2020 Convertible Notes derivative liability at issuance and at June 30, 2015. Because our Series X preferred stock was entitled to a contingent liquidation preference which varies based on the total value of our equity, we were precluded from using a closed-form model, such as the Black-Scholes option pricing method, to value the Series AA preferred stock warrants. Therefore, we employed a Monte Carlo simulation methodology for all models used to determine the fair value of securities in our capital structure.

Common Stock and Preferred Stock Warrant Valuations

Our initial equity value (“EV”) was determined by utilizing a risk-adjusted discounted cash flow model based upon market research and management’s assessment thereof, which is an income approach and was corroborated with market data, coupled with a series of Monte Carlo simulations which projected various equity values under different possible liquidity events including (i) initial public offering (“IPO”), (ii) merger and acquisition (“M&A”), and (iii) stay-private (“SP”) scenarios. The first two scenarios assume positive results from our recent Phase 2 clinical trial, while the third scenario considered unfavorable results for valuations performed prior to December 31, 2014 and, at December 31, 2014, no IPO or M&A transaction.

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

As of date:	IPO	M&A	SP
December 31, 2013	5%	20%	75%
June 30, 2014	30%	20%	50%
December 31, 2014	70%	25%	5%

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

2020 Convertible Notes derivative liability

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $49.0 million at June 30, 2015, consisting of funds in operating cash accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Until the 2020 Convertible Notes were converted in July and August 2015, they bore interest at a fixed rate, therefore a change in interest rates would not impact the amount of interest we would have paid on our indebtedness.

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

Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1. A.	Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended June 30, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2014, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates for the treatment of glaucoma and obtain the necessary regulatory approvals for our product candidates. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales. Even if we receive regulatory approval for the sale of our product candidates, we do not know when such product candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical development, and receive regulatory approval, for our product candidates, including trabodenoson monotherapy and trabodenoson with latanoprost as a fixed-dose combination (“FDC”);

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	establish sales, marketing and distribution systems for our product candidates;

•	add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;

•	have commercial quantities of our product candidates manufactured at acceptable cost levels;

•	successfully market and sell our product candidates in the United States and enter into partnerships or other arrangements to commercialize our product candidates outside the United States; and

•	maintain, expand and protect our intellectual property portfolio.

In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (“FDA”) and comparable non-U.S. regulatory authorities, or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $9.5 million and $7.6 million for the years ended December 31, 2014 and 2013, respectively. Our net losses were $3.8 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $131.9 million.

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

In February 2015, we completed our initial public offering of 6,667,000 shares of our common stock at a price of $6.00 per share and a concurrent offering of $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due in 2020 (the “2020 Convertible Notes”). In March 2015, the underwriters exercised 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to their overallotment options. We received net proceeds of approximately $36.5 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and approximately $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2015, our cash and cash equivalents were $49.0 million.

We believe that the net proceeds from our initial public offering and the 2020 Convertible Notes, together with existing cash and cash equivalents, will be sufficient to fund our projected operating requirements through 2016. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates as required by regulatory bodies, and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, marketing or distribution arrangements or a combination thereof. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Market (“NASDAQ”) or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

We may require additional capital to operate or expand our business. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance our solution, maintain the competitiveness of our technology and pursue business opportunities, this could have an adverse effect on our business, operating results and financial condition.

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

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, regulatory approval and commercialization of our product candidates trabodenoson monotherapy and trabodenoson FDC, which are still in development, and other potential products we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of our product candidates will depend on several factors, including:

•	successful completion of clinical trials, and the supporting non-clinical toxicology, formulation development, and manufacturing of supplies for the clinical program in accordance with current Good Manufacturing Practice, or cGMP, requirements;

•	receipt of regulatory approvals from the FDA and other applicable regulatory authorities outside the United States;

•	establishment of arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property;

•	launching commercial sales of our product candidates, if and when approved;

•	acceptance of any approved product by the medical community and patients;

•	obtaining coverage and adequate reimbursement from third-party payors for product candidates, if and when approved;

•	effectively competing with other products; and

•	achieving a continued acceptable safety profile for our product candidates following regulatory approval, if and when received.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations.

Our product candidates are trabodenoson as a monotherapy and as an FDC consisting of trabodenoson with a prostaglandin analog (“PGA”). We have no other product candidates in our near term product pipeline. As a result, we are substantially dependent on the successful development and commercialization of trabodenoson. If the results of our chronic toxicology program were to identify a safety problem, or if our upcoming pivotal trials of trabodenoson monotherapy or our upcoming continuing Phase 2 program for the FDC product candidate were to demonstrate lack of efficacy in lowering intraocular pressure (“IOP”), or any safety issues related to trabodenoson, our development strategy would be materially and adversely affected.

We have not obtained regulatory approval for any of our product candidates in the United States or in any other country.

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or in any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We have completed a Phase 2 trial in which we tested trabodenoson co-administered with latanoprost. We attended an End-of-Phase 2 meeting with the FDA for trabodenoson monotherapy in the first half of 2015 and expect to initiate a pivotal Phase 3 program in the fourth quarter of 2015, which will consist of two Phase 3 pivotal trials and a long-term safety study. We cannot predict whether any of our future trials, including our planned long-term safety trial of trabodenoson, will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. Moreover, determination of the ultimate study design and its confirmation with the FDA could result in a significant range of costs for the Phase 3 pivotal trials.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted a New Drug Application (“NDA”) for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. To complete the studies for our product candidates, we will require additional funding. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

•	our inability to obtain sufficient funds required for a clinical trial;

•	requests from regulatory authorities for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

•	questions from regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our product candidates or other products;

•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

•	failure to reach agreement with the FDA or comparable non-US regulatory authorities regarding the scope or design of our clinical trials;

•	our inability to enroll a sufficient number of patients who meet the inclusion and exclusion criteria in our clinical trials. For example, we are seeking patients with elevated levels of IOP for our clinical trials, which are more difficult to find;

•	our inability to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	our inability to reach agreements on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to identify and maintain a sufficient number of sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

•	any determination that a clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;

•	our inability to obtain approval from Institutional Review Boards, or IRBs, to conduct clinical trials at their respective sites;

•	our inability to manufacture in a timely manner or obtain from third parties sufficient quantities or quality of the product candidates or other materials required for a clinical trial;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data; and

•	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding the effectiveness of product candidates during clinical trials.

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

A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. To date, we have only exposed 233 clinical trial subjects to trabodenoson. The FDA expects that a total of at least 1,300 patients will be exposed to at least a single dose of trabodenoson before submission of an NDA, and the complete NDA submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. Further, regulatory agencies and IRBs may at any time order or data safety monitoring boards may at any time recommend to the sponsor the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants.

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

Unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. In particular, we are aware of the known potential of adenosine and adenosine-like drugs to affect the heart if present in the systemic circulation at high enough levels.

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

Trabodenoson is an adenosine mimetic. Adenosine is used therapeutically to manage cardiovascular arrhythmias, such as paroxysmal supraventricular tachycardia, a type of accelerated heart rate. All of our data to date reflects that trabodenoson does not have systemic effects, including no impact on the cardiovascular system when dosed in the eye. However, we are still conducting additional trials for trabodenoson and systemic effects may arise in future trials. Furthermore, if trabodenoson has the perception of having potential adverse effects because it is an adenosine mimetic, it may be negatively viewed by ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community which would adversely affect the market acceptance of our product candidates. In addition, the use of our product candidates outside the indications approved for use, or off-label use, or the use of our product candidate in an inappropriate manner, may increase the risk of injury to patients. If approved, clinicians may use our products for off-label uses, as the FDA does not restrict or regulate a clinician’s choice of treatment within the practice of medicine. Off-label use of our products may increase the risk of product liability claims against us. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

If our product candidates receive regulatory approval, we will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and European Medicines Agency (“EMA”) requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work will be required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar foreign agencies and to comply with certain requirements concerning advertising and promotion for our product candidates. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

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

Our product candidates may not gain market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community. There are a number of available therapies marketed for the treatment of glaucoma. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by ophthalmologists and optometrists, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Additionally, in patients with normal tension glaucoma whose IOP falls into the normal range, IOP is generally much more difficult to reduce. In these patients, trabodenoson may offer little or no clinical benefit, which may ultimately limit its utility in this subpopulation of glaucoma patients. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	the market price, affordability and patient out-of-pocket costs of our product candidates relative to other available products, which are predominantly generics;

•	the degree to which our product candidates obtain coverage and adequate reimbursement;

•	the effectiveness of our product candidates as compared with currently available products and any products that may be approved in the future;

•	patient willingness to adopt our product candidates in place of current therapies;

•	varying patient characteristics including demographic factors such as age, health, race and economic status;

•	changes in the standard of care for the targeted indications for any of our product candidates;

•	the prevalence and severity of any adverse effects or perception of any potential side effects;

•	limitations or warnings contained in a product candidate’s FDA-approved labeling;

•	limitations in the approved clinical indications for our product candidates;

•	relative convenience and ease of administration;

•	the strength of our selling, marketing and distribution capabilities;

•	the quality of our relationship with patient advocacy groups;

•	sufficient third-party coverage and reimbursement; and

•	product liability claims.

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

In the United States, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of business, including the purchase, lease, order or arranging for or recommending the purchase, lease or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, many healthcare fraud and abuse laws are broadly written, and it may be difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Federal Anti-Kickback Statute. The federal false claims and civil monetary penalties laws, including the civil False Claims Act prohibits any individual or entity from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The civil False Claims Act has been interpreted to prohibit presenting claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks have resulted in the submission of false claims to governmental healthcare programs. In addition, private individuals have the ability to bring actions on behalf of the government under the civil False Claims Act as well as under the false claims laws of several states. Under the Health Insurance Portability and Accountability Act of 1996
(“HIPAA”), we are prohibited from, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program.

Additionally, the federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), and its implementing regulations, require that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments or other transfers of value provided to physicians and teaching hospitals, and certain ownership and investment interests held by physicians and their immediate family members.

Many states have adopted laws similar to the aforementioned laws, including state anti-kickback and false claims laws, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 U.S. Department of Health and Human Services Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There may be ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the ACA, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other changes that affect the pharmaceutical industry, the ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of average manufacturer price (“AMP”) which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates, which previously had been payable only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. Further, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% point-of-sale discount off the negotiated price of applicable branded drugs dispensed to beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, including the Physician Payments Sunshine Act, as described above. Although it is too early to determine the full effect of the ACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach the required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials, and to perform data collection and analysis of our product candidates. We expect to rely on these third parties to conduct clinical trials of any other potential products that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our program. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on trial-by-trial and project-by-project bases. Typically, we may terminate the agreements with notice and occasionally the third party service provider may terminate the agreement without notice. Typically, we are responsible for the third party’s incurred costs and occasionally we have to pay cancellation fees. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities, and we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, the protocols for the trial and the FDA’s regulations and international standards, referred to as Good

Clinical Practice (“GCP”) requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Preclinical studies must also be conducted in compliance with other requirements, such as Good Laboratory Practice (“GLP”), and the Animal Welfare Act. Managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have not yet become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision, and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If we encounter delays in our development or clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

Our competitors may seek to invalidate our patents.

Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting Abbreviated New Drug Applications (“ANDAs”) to the FDA in which our competitors claim that our patents are invalid, unenforceable and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of June 30, 2015, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively.

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

The United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In this event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We are currently a small company with eleven full-time employees as of July 31, 2015, and we outsource to consultants or other organizations substantially all of our operations, including accounting, finance, research and development and conduct of clinical trials. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the offering price.

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our closing stock price has reached a high of $19.45 and a low of $4.71 through August 6, 2015.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in our Annual Report on
Form 10-K for the year ended December 31, 2014, may have a significant impact on the market price of our common stock:

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

Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of June 30, 2015, our officers and directors, and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 75% of our common stock.

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

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, such as the 2020 Convertible Notes, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. Substantially all of our stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for a period of 180 days after the date of the initial public offering, February 17, 2015 (the “IPO Lock Up Period”). Certain of our officers, directors and such directors’ affiliates are subject to lock-up agreements with the underwriters of this offering that restrict their ability to transfer shares of our common stock for a period of 90 days after the date of our currently contemplated public offering, if such offering is consummated (the “Subsequent Lock-Up Period”). As of June 30, 2015, we had 16,327,003 outstanding shares of common stock, which excludes:

•	1,394,075 shares of common stock issuable upon the exercise of stock options outstanding as of June 30, 2015, at a weighted-average exercise price of $4.92 per share;

•	56,408 shares of common stock issuable upon the exercise of warrants outstanding as of June 30, 2015, which have an exercise price of $6.204 per share;

•	approximately 3.86 million shares of common stock issued pursuant to the conversion of $21.0 million of the principal amount of the 2020 Convertible Notes through August 6, 2015, including approximately 3.33 million shares related to the underlying 2020 Convertible Notes and approximately 0.53 million shares issued pursuant to the interest make-whole provision, which the Company elected to settle in shares; and

•	any shares sold in connection with our currently contemplated public offering.

Subject to limitations, approximately 3.3 million shares will become eligible for sale upon expiration of the IPO Lock-Up Period, and approximately 8.7 million shares will become eligible for sale upon the expiration of the Subsequent Lock-Up Period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

At June 30, 2015, holders of an aggregate of 8.8 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to holders of our securities for the foreseeable future.

If we are unable to substantially utilize our net operating loss carryforward, our financial results will be adversely affected.

As of December 31, 2014, we had federal and state net operating losses of approximately $77 million and $36 million, respectively, which may be utilized against future federal and state income taxes, respectively. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, or prior issuances of our common stock, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur or have occurred in the past, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

The requirements associated with being a public company require significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. As a result, we incur substantial legal, accounting and other expenses. Further, the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We will incur increased costs as a result of operating as a public company, and our management team will be required to devote substantial time to new compliance initiatives.

Now that we are a public company, and particularly after we are no longer considered an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

The JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies” including:

•	the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our bylaws as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On February 17, 2015 we issued and sold 6,667,000 shares of our common stock and on March 19, 2015 we issued and sold 299,333 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, in our IPO at a public offering price of $6.00 per share, for aggregate gross proceeds of $41.8 million. In addition, on February 17, 2015 we issued and sold $20.0 million of our 2020 Convertible Notes and on March 19, 2015 we issued and sold an additional $1.0 million of our 2020 Convertible Notes pursuant to the underwriters’ partial exercise of their option to purchase additional 2020 Convertible Notes, in our IPO at face value in a public offering for aggregate gross proceeds of $21.0 million. All of the shares and notes issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-199859), which was declared effective by the SEC on February 17, 2015. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the common stock offering and Canaccord Genuity Inc. and Nomura Securities International, Inc. acted as co-managers of the common stock offering. Nomura Securities International, Inc., Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the of the concurrent offering of the 2020 Convertible Notes and Canaccord Genuity Inc. acted as co-manager of the concurrent offering of 2020 Convertible Notes.

The net offering proceeds to us from the equity offering, after deducting underwriting discounts of $2.9 million and offering expenses paid by us totaling $2.3 million, were approximately $36.5 million. The net offering proceeds to us from the debt offering, after deducting underwriting discounts of $1.5 million and offering expenses paid by us totaling $0.6 million, were approximately $18.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

INOTEK PHARMACEUTICALS CORPORATION

August 6, 2015	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

August 6, 2015	By:	/s/ Dale Ritter
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