Form 10-Q
period 2015-09-30
INOTEK PHARMACEUTICALS CORP
filed 2015-11-12
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

91 Hartwell Avenue

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

As of November 11, 2015, there were 26,410,251 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (the “FDA”);

•	the success, timing and cost of our current Phase 3 program for trabodenoson as a monotherapy and planned Phase 3 and other clinical trials and anticipated Phase 2 program for our fixed-dose combination product candidate, including statements regarding the timing of initiation and completion of the trials;

•	the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy, including with respect to our potential sales force in the United States and our partnering and collaboration efforts outside the United States;

•	third-party payor reimbursement for our current product candidates or any other potential products;

•	our expectations regarding the clinical safety, tolerability and efficacy of our product candidates and results of our clinical trials;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by ophthalmologists, optometrists and patients;

•	the timing, cost or other aspects of a potential commercial launch of our product candidates and potential future sales of our current product candidates or any other potential products if any are approved for marketing;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	the potential advantages of our product candidates;

•	our competitors and their product candidates, including our expectations regarding those competing product candidates;

•	our ability to protect and enforce our intellectual property rights, including our patented and trade secret protected proprietary rights in our product candidates; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

Inotek Pharmaceuticals Corporation

Balance Sheets

(Unaudited)

(In thousands, except for share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$89,248	$3,618
Short-term investments	29,117	—
Prepaid expenses and other current assets	859	52

Total current assets	119,224	3,670
Property and equipment, net	756	—
Other assets	144	1,850

Total assets	$120,124	$5,520

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,709	$1,146
Accrued expenses and other current liabilities	1,534	992
Notes payable, current portion	—	3,063
Convertible Bridge Notes	—	1,541
Convertible Bridge Notes redemption rights derivative	—	480

Total current liabilities	3,243	7,222
Notes payable, net of current portion	—	2,550
Warrant liabilities	—	482
Other long-term liabilities	406	24

Total liabilities	3,649	10,278

Series AA redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at September 30, 2015; 25,757,874 shares authorized and 24,057,013 shares issued and outstanding at December 31, 2014	—	46,253
Series X redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at September 30, 2015; 2,902,050 shares authorized and 1,892,320 shares issued and outstanding at December 31, 2014	—	548

Total redeemable convertible preferred stock	—	46,801

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and 0 shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares and 43,509,727 shares authorized at September 30, 2015 and December 31, 2014, respectively; 26,410,251 shares and 1,020,088 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	264	10
Additional paid-in capital	304,062	76,472
Accumulated deficit	(187,851)	(128,041)

Total stockholders’ equity (deficit)	116,475	(51,559)

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$120,124	$5,520

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$(3,612)	$(1,243)	$(6,635)	$(4,655)
General and administrative	(1,825)	(843)	(5,533)	(1,337)

Loss from operations	(5,437)	(2,086)	(12,168)	(5,992)

Interest expense	(192)	(244)	(1,230)	(735)
Interest income	33	—	33	—
Loss on extinguishment of debt	(3,716)	—	(4,399)	—
Change in fair value of warrant liabilities	—	(58)	267	(656)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	—	480	—
Change in fair value of 2020 Convertible Notes derivative liability	(46,649)	—	(42,793)	—

Net loss	$(55,961)	$(2,388)	$(59,810)	$(7,383)

Net loss per share attributable to common stockholders—basic and diluted	$(2.48)	$(3.42)	$(3.85)	$(10.30)

Weighted-average number of shares outstanding—basic and diluted	22,573,195	1,020,088	15,580,487	1,020,088

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(59,810)	$(7,383)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	1,132	165
Noncash rent expense	(5)	—
Loss on extinguishment of debt	4,239	—
Depreciation	7	—
Change in fair value of warrant liabilities	(267)	656
Change in fair value of Convertible Bridge Notes redemption rights derivative	(480)	—
Change in fair value of 2020 Convertible Notes derivative liability	42,793	—
Stock-based compensation	1,932	177
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(968)	(1,072)
Accounts payable	563	819
Accrued expenses and other current liabilities	487	(111)

Net cash used in operating activities	(10,377)	(6,749)

Cash flows from investing activities:
Purchase of short-term investments	(29,117)	—
Purchase of property and equipment	(318)	—

Net cash used in investing activities	(29,435)	—

Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	38,085	—
Proceeds from issuance of 2020 Convertible Notes in initial public offering	21,000	—
Payments of 2020 Convertible Notes issuance costs	(1,841)	—
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	73,955	—
Proceeds from exercise of stock options	43	—
Principal payments on notes payable	(5,800)	(695)
Proceeds from exercise of warrants for Series AA Preferred Stock	—	8

Net cash provided by (used in) financing activities	125,442	(687)

Net change in cash and cash equivalents	85,630	(7,436)
Cash and cash equivalents, beginning of period	3,618	12,793

Cash and cash equivalents, end of period	$89,248	$5,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$89	$570

Supplemental disclosure of noncash investing and financing activities:
Accrual of Series AA preferred stock dividends	$—	$2,498

Acquisition of leasehold improvements	$445	$—

Conversion of Series AA preferred stock into common stock upon initial public offering	$46,383	$—

Conversion of Series X preferred stock into common stock upon initial public offering	$548	$—

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$2,028	$—

Conversion of 2020 Convertible Notes into common stock	$66,375	$—

Accretion of Series AA preferred stock to redemption value	$130	$628

Reclassification of fair value of warrant liability to equity upon initial public offering	$215	$—

Reclassification of fair value of warrant liability related to exercise of preferred stock warrants	$—	$2,250

Reclassification of deferred public offering costs to stockholders’ equity	$1,590	$—

Reclassification of deferred public offering costs to other assets	$256	$—

Retirement of treasury stock	$—	$176

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

In February 2015, the Company completed its initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20,000 aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015, the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1,000 of the 2020 Convertible Notes pursuant to exercises of their overallotment options. The Company received net proceeds of $36,495 after deducting underwriting discounts and offering-related costs, from its equity issuances and $18,903 in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (see Note 5). Prior to this, the Company had funded its operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable.

In July and August 2015, holders of $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment (as defined below) was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock.

In August 2015, the Company completed an underwritten public offering of its common stock (the “Follow-on Offering”). The Company issued 6,210,000 shares of its common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $73,955, after deducting underwriting discounts and offering-related costs.

As of September 30, 2015, the Company had an accumulated deficit of $187,851 and cash and cash equivalents and short-term investments aggregating $118,365. The Company estimates that it has sufficient funding to sustain operations in excess of 12 months.

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

The Company will require additional funding in the future and may not be able to raise such additional funds. The Company expects losses will continue as it conducts research and development activities. The Company will seek to finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, or any combination thereof. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on the Company’s ability to incur additional debt, limitations on the Company’s ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact the ability of the Company to conduct its business. If adequate funds are not available, the Company would delay, reduce or eliminate research and development programs and reduce administrative expenses. The Company may seek to access the public or private capital markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. In addition, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to it. If the Company is unable to raise sufficient funding, it may be unable to continue to operate. There is no assurance that the Company will be successful in obtaining sufficient financing on acceptable terms and conditions to fund continuing operations, if at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, certificates of deposit and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents.

The Company maintains its cash and cash equivalent balances with financial institutions that management believes are creditworthy. The Company’s cash and cash equivalent accounts and certificates of deposit, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Short-term investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 320, Investments – Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the statements of operations, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses, and immaterial net unrealized gains and losses on short-term investments for the three and nine months ended September 30, 2015.

The Company reviews short-term investments for other-than-temporary impairment whenever the fair value of a short-term investment is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the statements of operations if the Company has experienced a credit loss, has the intent to sell the short-term investment, or if it is more likely than not that the Company will be required to sell the short-term investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Short-term investments at September 30, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$14,032	$—	$—	$14,032
Agency bonds	10,018	—	(1)	10,017
United States Treasury securities	5,067	1	—	5,068

	$29,117	$1	$(1)	$29,117

At September 30, 2015, the Company held short-term investments which have maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined there was no other-than-temporary impairment at September 30, 2015.

Deferred Public Offering Costs—Deferred public offering costs, which consist primarily of direct, incremental legal, accounting, Securities and Exchange Commission (“SEC”) and NASDAQ Global Market (“NASDAQ”) fees relating to the IPO and issuance of the 2020 Convertible Notes, were capitalized as a component of other assets on the balance sheet as of December 31, 2014. At December 31, 2014, the Company had $1,846 of deferred public offering costs. In the nine months ended September 30, 2015, the Company incurred an additional $1,630 of public offering costs and allocated (i) $2,377 of the aggregate public offering costs to the IPO and $627 to the 2020 Convertible Notes offering, which were recorded as deferred financing costs and were amortized to interest expense from issuance of the 2020 Convertible Notes, through the conversion of the 2020 Convertible Notes in July and August 2015; and (ii) $472 to the Follow-on Offering.

Deferred Financing Costs—Financing costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and were amortized over the term of the respective notes using the effective interest rate method. Amortization of deferred financing costs were $15 and $59 in the three months ended September 30, 2015 and 2014, respectively, and $107 and $165 in the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Costs—Research and development costs are expensed as incurred and include, but are not limited to:

•	employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel;

•	expenses incurred under agreements with contract research organizations that conduct clinical and preclinical studies, contract manufacturing and product testing organizations, clinical sites and consultants;

•	costs associated with preclinical and development activities; and

•	costs associated with regulatory operations.

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of payments, and are reflected in the financial statements as accrued expenses, or prepaid expenses and other current assets, if the related services have not been provided.

Stock-Based Compensation —The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and judgment regarding future trends and factors.

The Company accounts for stock options issued to non-employees in accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and measuring such stock options at their current fair value as they vest.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments, warrant liabilities, convertible notes redemption rights derivative and 2020 Convertible Notes derivative liability (see Note 8).

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator:
Net loss	$(55,961)	$(2,388)	$(59,810)	$(7,383)
Accretion and dividends on convertible preferred stock	—	(1,096)	(130)	(3,126)

Net loss applicable to common stockholders	(55,961)	(3,484)	(59,940)	(10,509)

Denominator:
Weighted average common shares outstanding - basic and diluted	22,573,195	1,020,088	15,580,487	1,020,088

Net loss per share applicable to common stockholders - basic and diluted	$(2.48)	$(3.42)	$(3.85)	$(10.30)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Series AA preferred stock	—	7,390,754	—	7,390,754
Series X preferred stock	—	466,319	—	466,319
Warrants exercisable for common stock	56,408	56,408	56,408	56,408
Stock options	1,540,218	911,705	1,540,218	911,705

Total	1,596,626	8,825,186	1,596,626	8,825,186

Comprehensive Loss— Comprehensive loss consists of unrealized gains or losses on available-for-sale securities. Net loss and comprehensive loss were the same for all periods presented.

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

3. Property and Equipment, net

Property and equipment, net, at September 30, 2015 and December 31, 2014, consisted of the following:

	Useful lives	September 30, 2015	December 31, 2014
		(in thousands)
Office equipment and furniture	5 years	$214	$50
Computer equipment	3 - 7 years	66	167
Laboratory equipment	5 years	38	—
Leasehold improvements	7 years	445	—

		763	217
Less: accumulated depreciation		(7)	(217)

Property and equipment, net		$756	$—

Depreciation expense for property and equipment was $6 and $7 for the three and nine months ended September 30, 2015, respectively, and $0 for the three and nine months ended September 30, 2014, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Compensation and benefits	$692	$293
Government payable	443	421
Professional fees	188	155
Research and development	81	116
Other	130	7

Total	$1,534	$992

5. Debt

2020 Convertible Notes

On February 23, 2015, the Company issued an aggregate of $20,000 of the 2020 Convertible Notes pursuant to its IPO. On March 24, 2015, the Company issued an additional $1,000 of 2020 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2020 Convertible Notes had a maturity date of February 15, 2020 (“Maturity Date”), were unsecured and accrued interest at a rate of 5.0% per annum, payable semi-annually on February 15 and August 15 of each year. In connection with the issuance of the 2020 Convertible Notes, the Company incurred $2,097 of financing costs which were recorded in other assets on the balance sheet.

Each holder of a 2020 Convertible Note (the “Holder”), had the option to convert all or any portion of such note at an initial conversion rate of 158.7302 shares of the Company’s common stock per $1 principal amount of 2020 Convertible Notes (the “Conversion Rate”). The Conversion Rate was subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. For any conversion that occurred on or after July 23, 2015, the Company would, in addition to the other consideration payable, make an interest make-whole payment (the “Interest Make-Whole Payment”) to such converting Holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2020 Convertible Notes to be converted had such notes remained outstanding from the date of the conversion (the “Conversion Date”) through the earlier of (i) the date that is three years after the Conversion Date and (ii) the Maturity Date, if the 2020 Convertible Notes had not been so converted or otherwise repurchased. Present values for the Interest Make-Whole Payment would be calculated using a discount rate equal to 2%. The Company could satisfy its obligation to pay any Interest Make-Whole Payment, at its election, in cash, shares of common stock or a combination thereof.

The 2020 Convertible Notes were convertible, at the holder’s option, upon a fundamental change (“Fundamental Change”), as defined in the Indenture (“Indenture”). If a holder elected to convert its notes upon a Fundamental Change, the Company would increase the Conversion Rate for the 2020 Convertible Notes so surrendered for conversion by a number of additional shares of common stock by which the Conversion Rate would have increased per $1 principal amount of notes for each stock price and make-whole Fundamental Change effective date as set forth in the Indenture. The additional shares ranged from 7.9364 to 0.

Upon a Fundamental Change, each Holder would have the right to require the Company to repurchase for cash all of such Holder’s notes, or any portion thereof that is equal to $1 or an integral multiple of $1. The repurchase price of the 2020 Convertible Notes would equal 100% of the principal amount thereof, plus accrued and unpaid interest thereon. However, if the repurchase occurred after a regular record date for an interest payment, but before the distribution date of that interest payment, the Holder receive the regular interest payment and the repurchase price would equal 100% of the principal amount of the 2020 Convertible Notes to be repurchased.

The 2020 Convertible Notes were redeemable at the holder’s option upon an event of default (“Event of Default”). If an Event of Default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurred and was continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding notes by written notice to the Company and the Trustee, could declare 100% of the principal and accrued and unpaid interest, if any, on all of the 2020 Convertible Notes to be due and payable immediately. Upon the occurrence of certain Events of Default relating to bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the 2020 Convertible Notes would become due and payable automatically.

The Indenture provided that, to the extent the Company elected and for up to 180 days, the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture, consisted exclusively of the right to receive additional interest (“Additional Interest”) on the 2020 Convertible Notes. The Additional Interest consisted of interest at an additional rate of 0.25% per annum for the first 90 days after the Event of Default. For the 91st to 180th day after the Event of Default, the Additional Interest would consist of interest at an additional rate of 0.50% per annum. After 180 days, if the Event of Default was not cured or waived, the 2020 Convertible Notes were subject to acceleration as provided in Section 6.02 of the Indenture.

The Company determined that the conversion option, Interest Make-Whole Payments and the Additional Interest were embedded derivatives that required bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the 2020 Convertible Notes, the Company estimated the fair value of the conversion option including make-whole and the Additional Interest using the “with” and “without” method. Using this methodology, the Company first valued the 2020 Convertible Notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the 2020 Convertible Notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the 2020 Convertible Notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. The Company developed an estimate of fair value for the 2020 Convertible Notes excluding the Additional Interest using a binomial lattice model. The Company modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the 2020 Convertible Notes were convertible and choosing the action that would maximize the return to the 2020 Convertible Notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

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

The Company recorded $11,850 as the fair value of the combined embedded derivative liability on February 23, 2015, with a corresponding amount recorded as a discount to the 2020 Convertible Notes, related to the initial issuance of the 2020 Convertible Notes. The Company recorded approximately $573 of additional derivative liability and discount to the 2020 Convertible Notes as the fair value of the combined embedded derivative on March 24, 2015, upon the issuance of additional 2020 Convertible Notes for the exercise of the underwriters’ overallotment option. The deferred financing costs and the debt discount were recorded in other assets and were being amortized to interest expense over the life of the 2020 Convertible Notes using the effective interest method. Changes in the fair value of the combined embedded derivative liability were recorded in earnings in the period in which the changes occurred.

In July and August 2015, holders of $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock. As of the conversion dates, the fair value of the combined embedded derivative liability was determined to be $55,216. The change in the estimated fair value of the combined embedded derivative liability from June 30, 2015, to the conversion dates and for the three months ended September 30, 2015, was $46,649 and for the nine months ended September 30, 2015, was $42,793. In addition, the Company recorded a charge of $3,716 in the three and nine months ended September 30, 2015, related to extinguishment of the 2020 Convertible Notes. As of September 30, 2015, all $21,000 of the 2020 Convertible Notes were extinguished.

Interest expense related to the 2020 Convertible Notes for the three months ended September 30, 2015, was $189, including $15 related to amortization of the issuance costs and $90 related to amortization of the debt discount. Interest expense related to the 2020 Convertible Notes for the nine months ended September 30, 2015, was $963, including $74 related to amortization of the issuance costs and $440 related to amortization of the debt discount.

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “Convertible Bridge Notes”). The Convertible Bridge Notes matured on June 30, 2015, and accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of an IPO of common stock of at least $40,000 in gross proceeds, all outstanding principal and accrued interest thereon would automatically convert into common stock at the IPO price.

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00 per share. For the nine months ended September 30, 2015, the Company reflected interest expense related to the Convertible Bridge Notes: (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In the nine months ended September 30, 2015, in connection with the conversion of the Convertible Bridge Notes into common stock, the Company reflected (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

Notes Payable

On June 28, 2013, the Company entered into two Loan and Security Agreements (the “Loan Agreements” or “Loans”) with two financial entities (the “Lenders”) pursuant to which the Company issued Loans for $3,500 to each Lender and received proceeds of $6,915 net of costs and fees payable to the Lenders. The Loans bore interest at a rate per annum of 11.0%. The Loans had a maturity date of October 1, 2016 and required interest-only payments for the initial 12 months and thereafter required repayment of the principal balance with interest in 27 monthly installments. Also, upon full repayment or maturity of the Loans, the Lenders were due a termination payment of 3.0% of the initial principal amount of the Loans, or $210 (the “Loan Termination Payment”).

In connection with the Loan Agreements, the Company issued to the Lenders fully-vested warrants to purchase either, at the election of the warrant holder, (i) 228,906 shares of the Company’s Series AA preferred stock at an exercise price of $1.529 per share, or (ii) $350 of stock in the next round stock, as defined in the Loan Agreements, at a price that is the lowest effective price per share that is offered in the next round. The warrants expired on the earlier of (i) ten years after the date of grant, or (ii) immediately prior to an acquisition transaction, as defined in the warrants. The Company determined that the warrants should initially be classified as a liability based upon the nature of the underlying Series AA preferred stock.

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

For the nine months ended September 30, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and the Loan Termination Payment. Additionally in the nine months ended September 30, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

For the three months ended September 30, 2014, interest expense related to the Loan Agreements was $244, including $59 related to accretion of the debt discount and the Loan Termination Payment. For the nine months ended September 30, 2014, interest expense related to the Loan Agreements was $735, including $165 related to accretion of the debt discount and the Loan Termination Payment.

Subsequent to the Company’s IPO, the warrants issued to the Lenders became exercisable for 56,408 shares of common stock at $6.204 per share. The Company calculated the fair value of the warrants at the IPO date using a Black Scholes model using the following assumptions: a fair value of $6.00 per share (the IPO price of the Company’s common stock), 8.4 years to maturity, 1.70% risk-free rate, and 60% volatility. The Company determined the fair value of the warrant liability at the IPO date to be $215 and recorded a gain on change in fair value of warrant liabilities of $267 in the statement of operations for the nine months ended September 30, 2015. The Company determined that subsequent to this change, the warrants were exercisable at a fixed price for a fixed number of shares of common stock and qualified for equity classification under the accounting guidance, and the fair value of $215 was reclassified to additional paid-in capital as of the IPO date during the nine months ended September 30, 2015.

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

In February 2015, the Company’s Board of Directors and stockholders approved an amendment of the Company’s certificate of incorporation such that upon the closing of the IPO, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Reverse Stock Splits

In November 2014, the Board of Directors and the stockholders of the Company approved a 1-for-3.39 reverse stock split of the Company’s then-outstanding common stock and in January 2015, the Board of Directors and the stockholders of the Company approved a 1-for-1.197 reverse stock split of the Company’s then-outstanding common stock. Shares of common stock underlying outstanding stock options were proportionally reduced and the respective exercise prices were proportionally increased in accordance with the terms of the option agreements. The Company’s historical share and per share information has been retroactively adjusted in the financial statements presented to give effect to these reverse stock splits, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

During the year ended December 31, 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense upon the closing of the IPO, in the nine months ended September 30, 2015.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board of Directors. At September 30, 2015 and December 31, 2014, there were 26,410,251 and 1,020,088 shares of common stock outstanding, respectively.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s Board of Directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the Board of Directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. In

November 2014, the Board of Directors increased the number of shares available for grant under the terms of the 2014 Plan to the number of shares that represents 13.7% of the then-outstanding common stock after giving effect to the issuance of shares relating to the Company’s then-proposed IPO (not including any shares purchased by the underwriters pursuant to their overallotment option). Subsequent to the IPO in February 2015, there were 2,175,216 shares available for grant under the 2014 Plan. The 2014 Plan expires in August 2024.

On August 28, 2014, the Board of Directors granted 840,975, ten-year term, stock options to officers of the Company at an exercise price of $4.342 per share, the fair market value of the common stock as determined by the Board of Directors, on the condition that the options would be of no further force and effect if the Company did not consummate an IPO prior to the one-year anniversary of the grant date (the “IPO Condition”). The IPO Condition was met upon the Company’s February 2015 IPO. These stock options vested 25% on the one-year anniversary of the grant date and the remaining 75% will vest in equal monthly installments over the following 36 months. Additionally on August 28, 2014, the Board of Directors granted an aggregate of 59,142 stock options to the directors that were fully vested on the date of the grant.

The fair value of the stock options granted during 2014 was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5 to 6.25 years; expected stock price volatility of 83.3% to 92.5%; a risk free rate of 1.63% to 1.84%; and a dividend yield of 0%. The Company is recognizing $2,798 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant date in August 2014 through the final vesting date in August 2018. As a result of the resolution of the IPO Condition, the nine months ended September 30, 2015, reflects stock compensation expense calculated from the grant date in August 2014 through September 30, 2015.

During the nine months ended September 30, 2015, the Board of Directors granted a total of 639,000 ten-year term, stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 97.6% to 101.1%; a risk free rate of 1.56% to 1.85%; and a dividend yield of 0%. The Company will recognize $2,594 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

The following table summarizes activity for the nine months ended September 30, 2015, under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	900,117	$4.342	$970
Granted	639,000	5.129
Exercised	(9,857)	4.342
Expired	—	—

Options outstanding at September 30, 2015	1,529,260	$4.671	$7,232

Options exercisable at September 30, 2015	292,049	$4.377	$1,467

Weighted-average years remaining on contractual life	9.26
Unrecognized compensation cost related to non-vested stock options	$4,414

Aggregate intrinsic value is based on $9.40 per share, the closing price of common stock on September 30, 2015.

For the three months ended September 30, 2015, the Company recorded aggregate stock compensation expense of $374, of which $228 was recorded in general and administrative expense and $146 in research and development expense. For the nine months ended September 30, 2015, the Company recorded aggregate stock compensation expense of $982, of which $544 was recorded in general and administrative expense and $438 in research and development expense.

For the three and nine months ended September 30, 2014, the Company recorded aggregate stock compensation expense of $170, respectively, in general and administrative expense.

2004 Stock Option and Incentive Plan

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan (the “2004 Plan”). The following table summarizes activity for the nine months ended September 30, 2015, under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	10,958	$40.578	$—
Granted	—	—
Exercised	—	—
Expired	—	—

Options outstanding at September 30, 2015	10,958	$40.578	$—

Options exercisable at September 30, 2015	10,958	$40.578	$—

Weighted-average years remaining on contractual life	2.50
Unrecognized compensation cost related to non-vested stock options	$—

The exercise price exceeds the $9.40 closing price of common stock on September 30, 2015, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s Board of Directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The Company’s Board of Directors has authorized the issuance of a number of shares of common stock issuable under the ESPP to the number that represents 1% of the Company’s outstanding common stock outstanding immediately after the IPO, or 160,276 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the Board of Directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of September 30, 2015, no shares have been issued pursuant to the ESPP.

7. Commitments and Contingencies

Operating leases

The Company leased office space in Lexington, Massachusetts under a lease agreement that expired in September 2015. Rent expense for the three and nine months ended September 30, 2015, was $22 and $57, respectively. Rent expense for the three and nine months ended September 30, 2014, was $14 and $41, respectively.

In May 2015, the Company entered into a lease agreement for its new headquarters in Lexington, Massachusetts. The Company occupied this space in September 2015, at which time its rental obligations commenced. The lease term is 90 months and the Company has the right to extend the term for one period of five years. The lease also provides that the Company will be responsible for the operating expenses and real estate taxes, to the extent in excess of base-year amounts, and electricity attributable to the premises. The Company recorded $445 as leasehold improvements for the buildout costs allowed and will amortize these to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on the balance sheet. Rent expense related to these facilities was $21 for the three and nine months ended September 30, 2015. The below table presents the remaining annual cash commitments pursuant to this lease:

Year	Amount
2015	$23
2016	209
2017	289
2018	298
2019	306
thereafter	1,020

Total	$2,145

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

Throughout the normal course of business, the Company has agreements with vendors that provide goods and services required by the Company to run its business. In some instances, vendor agreements include language that requires the Company to indemnify the vendor from certain damages caused by the Company’s use of the vendor’s goods and/or services. The Company has insurance that would allow it to recover a portion of future amounts that could arise from these indemnifications. As a result, the Company believes that the estimated fair value of these indemnification commitments is minimal.

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short-term investments, the 2020 Convertible Notes derivative liability, convertible preferred stock warrant liabilities and the Convertible Bridge Notes redemption rights derivative.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$14,032	$—	$14,032	$—
Agency bonds	10,017	—	10,017	—
United States Treasury securities	5,068	5,068	—	—

Short-term investments	$29,117	$5,068	$24,049	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$482	$—	$—	$482

Convertible Bridge Notes redemption rights derivative	$480	$—	$—	$480

Short-term investments

The Company classifies its United States Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its certificates of deposit as Level 2 assets under the fair value hierarchy, as there are no quoted market prices in active markets, and its agency bonds as Level 2 assets under the fair value hierarchy, as these assets are not always valued daily using quoted market prices in active markets.

Convertible preferred stock warrant liability

As of December 31, 2013, September 30, 2014, and December 31, 2014, the Company had outstanding warrants to purchase Series AA preferred stock in connection with Series AA preferred stock issued in 2013 and the Loan Agreements. The Series AA warrant liabilities were recorded at their fair value on the date of issuance and are remeasured on each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the statements of operations.

As of December 31, 2013, September 30, 2014, and December 31, 2014, the Company used a hybrid valuation model in which a Monte Carlo simulation was used to calculate the fair value of the Company’s equity securities under three scenarios including: (i) an IPO scenario, (ii) a merger or acquisition scenario or (iii) a stay private scenario. The Company then probability-weighted each equity value derived from the Monte Carlo simulation based upon the Company’s estimate of the likelihood of the exit scenario occurring.

The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates and include probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Series AA preferred stock warrants at December 31, 2013, September 30, 2014, and December 31, 2014:

	December 31, 2013	September 30, 2014	December 31, 2014
Volatility	60%	65% - 70%	65% - 70%
Expected term (years)	1.00 - 1.25	0.17 - 0.50	0.17 - 0.50
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	0.13 - 0.19%	0.02% - 0.03%	0.02% - 0.03%

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

As of December 31, 2014, the Company ascribed a probability of occurrence of 25% to the change in control redemption feature of the Convertible Bridge Notes. The expected life of the feature was the remaining term of the debt and the discount rate was 18.9%. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor and the discount rate are unobservable inputs and significant to the valuation model. As of December 31, 2014, the fair value of the embedded derivative was $480. Pursuant to the IPO, the Convertible Bridge Notes were converted into 337,932 shares of common stock.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during any of the periods presented.

The following table reflects the change in the Company’s Level 3 liabilities for the nine months ended September 30, 2015 and 2014:

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability
Balance at December 31, 2014	$482	$480	$—
Issuance of 2020 Convertible Notes	—	—	12,423
Change in fair value	(267)	(480)	42,793
Reclassification to stockholders’ equity	(215)	—	—
Conversion to common stock	—	—	(55,216)

Balance at September 30, 2015	$—	$—	$—

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability
Balance at December 31, 2013	$1,888	$—	$—
Change in fair value	656	—	—
Warrant exercises	(2,250)	—	—

Balance at September 30, 2014	$294	$—	$—

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

The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three and nine months ended September 30, 2015, consist of the following:

Derivative financial instruments not designated as hedging instruments	Location of gain or loss recognized in income on derivative financial instrument	Amount of gain or (loss) recognized in income on derivative financial instrument
		For the three months ended September 30, 2015	For the nine months ended September 30, 2015
2020 Convertible Notes derivative liability	Change in fair value of 2020 Convertible Notes derivative liability	$(46,649)	$(42,793)

Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$—	$480

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

10. Management Incentive Plan

In August 2014, the Company adopted the Amended and Restated 2014 Management Incentive Plan (the “MIP”) in which certain of the Company’s named executive officers participate. Pursuant to the MIP, upon a “change in control” (as defined in the MIP), a bonus pool will be created from the proceeds received in connection with such change in control (ranging from 7% to 9.75% of transaction proceeds, depending upon the level of transaction proceeds received in the transaction), and each participant is entitled to receive a bonus equal to a certain percentage of such bonus pool. The MIP terminated automatically upon the IPO in February 2015.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for glaucoma. Glaucoma is a disease of the eye that is typically characterized by structural evidence of optic nerve damage, vision loss and consistently elevated intraocular pressure (“IOP”). Our lead product candidate, trabodenoson, is a first-in-class selective adenosine mimetic that we rationally designed to lower IOP by restoring the eye’s natural pressure control mechanism. Our product pipeline includes trabodenoson monotherapy delivered in an eye drop formulation, as well as a fixed-dose combination (“FDC”) of trabodenoson with latanoprost, a prostaglandin analogue (“PGA”), given once-daily. Our completed Phase 2 trial of trabodenoson co-administered with latanoprost demonstrated IOP-lowering in patients who have previously had inadequate response to latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP.

We had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the first half of 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. Our End-of-Phase 2 meeting was a critical milestone for advancing the development of trabodenoson. At the meeting, we reached agreement on the design of our initial Phase 3 trial, as well as the overall regulatory path for trabodenoson. For our first Phase 3 trial, we agreed to three doses of trabodenoson, 1000 mcg once daily, 1500 mcg twice daily, and 2000 mcg once daily, to be tested against placebo as the primary comparator for statistical purposes. Dosing of patients in this trial for trabodenoson monotherapy commenced in October 2015.

In February 2015, we completed our initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to exercises of their overallotment options. We received net proceeds of $36.5 million after deducting underwriting discounts and offering-related costs, from our equity issuances and $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances (See Note 5 in the accompanying notes to the financial statements). Prior to this we funded our operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. In connection with the IPO, all of our outstanding 25,949,333 shares of Series AA and Series X preferred stock, including all accrued and unpaid dividends thereon, automatically converted into 8,002,650 shares of common stock.

In July and August 2015, the $21.0 million principal amount of the 2020 Convertible Notes fully converted into 3,863,391 shares of common stock (see Note 5 in the accompanying notes to the financial statements).

In August 2015, we completed an underwritten public offering of our common stock (the “Follow-on Offering”). We issued 6,210,000 shares of common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs.

As of September 30, 2015, we had an accumulated deficit of $187.9 million and cash and cash equivalents and short-term investments aggregating $118.4 million. We estimate we have sufficient funding to sustain operations in excess of 12 months. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to invest in research and development and continue our Phase 3 program of trabodenoson, which we commenced in October 2015. We also expect our expenses to increase as we complete formulation and manufacturing activities of our FDC product candidate which is expected to commence clinical trials in 2016. In addition, if we successfully launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

Furthermore, we expect to incur additional costs associated with operating as a public company. Operating expenses have increased substantially to support our increased infrastructure and expanded operations. Accordingly, we will need to obtain additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any potential future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so. As a result, we expect to incur significant expenses and increasing operating losses for the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•	direct clinical and non-clinical expenses which include expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations, clinical sites and costs associated with preclinical activities and development activities and costs associated with regulatory activities;

•	employee and consultant-related expenses, including compensation, benefits, travel and stock-based compensation expense for research and development personnel as well as consultants that conduct and support clinical trials and preclinical studies; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us.

The following table summarizes our research and development expenses by type of activity for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Trabodenoson - direct clinical and non-clinical	$2,665	$955	$4,061	$3,828

Personnel and other expenses
Employee and consultant-related expenses	833	243	2,297	711
Facility expenses	62	45	180	104
Other expenses	52	—	97	12

Total personnel and other expenses	947	288	2,574	827

Total research and development expenses	$3,612	$1,243	$6,635	$4,655

All research and development efforts and expenses for the three and nine month periods ended September 30, 2015 and 2014 relate to the development of trabodenoson. We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $45 million for external development costs related to trabodenoson from inception through September 30, 2015.

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;

•	the safety, efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care;

•	the market acceptance of our product candidates;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	significant and changing government regulation; and

•	the timing, receipt and terms of any marketing approvals.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses:
Research and development	$(3,612)	$(1,243)	$2,369
General and administrative	(1,825)	(843)	982

Loss from operations	(5,437)	(2,086)	3,351

Interest expense	(192)	(244)	(52)
Interest income	33	—	(33)
Loss on extinguishment of debt	(3,716)	—	3,716
Change in fair value of warrant liabilities	—	(58)	(58)
Change in fair value of derivative liabilities	(46,649)	—	46,649

Net loss	$(55,961)	$(2,388)	$53,573

Research and development expenses

Research and development expenses increased $2.4 million to $3.6 million for the three months ended September 30, 2015, as compared to $1.2 million for the three months ended September 30, 2014. This increase was primarily related to higher pre-clinical expenses of $1.7 million primarily related to the preparation of GMP drug product for our upcoming Phase 3 trial along with ongoing pre-clinical studies and higher payroll-related and stock-based compensation expenses of $0.5 million due to increased staffing. Direct clinical trial expenses were unchanged at $0.8 million reflecting the completion of our Phase 2 trial in October 2014 and the initiation of work on our Phase 3 trial in the third quarter of 2015.

General and administrative expenses

General and administrative expenses increased $1.0 million to $1.8 million for the three months ended September 30, 2015, as compared to $0.8 million for the three months ended September 30, 2014. This increase was primarily related to higher payroll-related and stock-based compensation expenses of $0.6 million related to increased staffing, including our current CEO and VP of Finance, higher insurance expenses of $0.2 million and higher recruiting fees of $0.1 million.

Interest expense

Interest expense decreased $0.1 million to $0.2 million for the three months ended September 30, 2015, as compared to $0.2 million for the three months ended September 30, 2014. Interest expense in the three months ended September 30, 2015, related to our 2020 Convertible Notes which were not outstanding in the three months ended September 30, 2014. Interest expense in the three months ended September 30, 2014, related to our notes payable which were paid and extinguished in the three months ended March 31, 2015.

Loss on extinguishment of debt

Loss on extinguishment of debt in the three months ended September 30, 2015, relates to the July and August 2015 conversions of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements).

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities in the three months ended September 30, 2014, was a loss of $0.1 million and related to an increase in the value of our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock.

Change in fair value of derivative liabilities

The change in fair value of the 2020 Convertible Notes derivative liability was a loss of $46.6 million in the three months ended September 30, 2015, and resulted from the final mark-to market of this liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements).

Comparison of the Nine months ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses:
Research and development	$(6,635)	$(4,655)	$1,980
General and administrative	(5,533)	(1,337)	4,196

Loss from operations	(12,168)	(5,992)	6,176

Interest expense	(1,230)	(735)	495
Interest income	33	—	(33)
Loss on extinguishment of debt	(4,399)	—	4,399
Change in fair value of warrant liabilities	267	(656)	(923)
Change in fair value of derivative liabilities	(42,313)	—	42,313

Net loss	$(59,810)	$(7,383)	$52,427

Research and development expenses

Research and development expenses increased $2.0 million to $6.6 million for the nine months ended September 30, 2015, as compared to $4.7 million for the nine months ended September 30, 2014. This increase was related to higher pre-clinical expenses of $2.9 million primarily related to work preparing drug product for our upcoming Phase 3 trial, along with ongoing pre-clinical studies, higher payroll-related and stock-based compensation expense of $1.3 million related to increased staffing and higher consulting expenses of $0.3 million. This increase was partially offset by a $2.7 million reduction in direct clinical trial expenses as a result of the completion of our Phase 2 trial in October 2014.

General and administrative expenses

General and administrative expenses increased $4.2 million to $5.5 million for the nine months ended September 30, 2015, as compared to $1.3 million for the nine months ended September 30, 2014. This increase included $1.3 million in stock-based compensation of which $1.0 million related to the elimination of the our repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO pursuant to our IPO. The remaining increase was due primarily to higher payroll-related expenses of $1.0 million primarily related to increased staffing, including our current CEO and VP of Finance, higher insurance expenses and other public-company related expenses of $0.6 million, higher professional fees of $0.4 million, higher consulting and board fees of $0.3 million and higher recruiting fees of $0.3 million.

Interest expense

Interest expense increased $0.5 million to $1.2 million for the nine months ended September 30, 2015, as compared to $0.7 million for the nine months ended September 30, 2014. The $1.2 million of expense for the nine months ended September 30, 2015, was comprised of $1.0 million for coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes, $0.1 million related to our Convertible Bridge Notes and $0.1 million related to our notes payable. Interest expense of $0.7 million in the nine months ended September 30, 2014 related to our notes payable.

Loss on extinguishment of debt

The loss on extinguishment of debt of $4.4 million in the nine months ended September 30, 2015, consisted of $3.7 million related to the July and August 2015 conversion of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and $0.7 million, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities for the nine months ended September 30, 2015, was a gain of $0.3 million related to a decrease in our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock. The $0.7 million loss in the nine months ended September 30, 2014, related to an increase in the value of the warrant liabilities related to our Series AA Preferred Stock.

Change in fair value of derivative liabilities

The change in fair value of the derivative liabilities for the nine months ended September 30, 2015, was a net loss of $42.3 million. We recorded a loss of $42.8 million in the nine months ended September 30, 2015, related to the final mark-to market of the 2020 Convertible Notes derivative liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and a gain of $0.5 million related to the decrease in the value of the Convertible Bridge Notes redemption rights derivative.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $59.8 million for the nine months ended September 30, 2015, and our accumulated deficit was $187.9 million at September 30, 2015. At September 30, 2015, we had cash and cash equivalents and short-term investments aggregating $118.4 million. We estimate that we have sufficient funding to sustain operations in excess of 12 months.

In August 2015, we completed the Follow-on Offering, issuing 6.21 million shares of our common stock resulting in aggregate net proceeds to us of approximately $74.0 million.

In July and August 2015, holders of $21.0 million principal amount of our 2020 Convertible Notes elected to convert the principal into approximately 3.33 million shares of common stock. In addition, the Interest Make-Whole Payment was settled with shares of common stock, at our election, resulting in the issuance of approximately 0.53 million additional shares of common stock. As a result of these conversions, we no longer have an obligation to repay the principal or make cash interest payments on the 2020 Convertible Notes.

In February 2015, we completed our IPO and concurrent note offering and in March 2015, the underwriters exercised common stock and notes overallotment options resulting in aggregate net proceeds to us of approximately $55.4 million.

In December 2014, we sold an aggregate of $2.0 million of the Convertible Bridge Notes. In addition to other terms, the Convertible Bridge Notes had a maturity of June 30, 2015, accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness. Upon the closing of our IPO, the Convertible Bridge Notes, including accrued interest, automatically converted into 337,932 shares of our common stock.

On June 28, 2013, we entered into notes payable agreements with two financial entities pursuant to which we issued a $3.5 million note to each lender and received net proceeds of $6.9 million. The notes bore interest at a rate of 11.0% per annum and had a maturity date of October 1, 2016. In February 2015, we paid the lenders with proceeds from our IPO, a total of $5.7 million, which included $5.3 million for the remaining principal and $0.4 million for end of term and prepayment amounts and accrued interest. These notes payable agreements were then terminated.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(10,377)	$(6,749)
Cash used in investing activities	(29,435)	—
Cash provided by (used in) financing activities	125,442	(687)

Net increase (decrease) in cash and cash equivalents	$85,630	$(7,436)

Net cash used in operating activities

Net cash used in operating activities was $10.4 million for the nine months ended September 30, 2015, and $6.7 million for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015, principally resulted from our net loss of $59.8 million, partially offset by a noncash loss of $42.8 million related to the increase in the fair value of our 2020 Convertible Notes derivative liability, a loss on extinguishment of debt of $4.2 million, $1.9 million of noncash stock-based compensation and $1.1 million of noncash interest expense related to the conversion of our 2020 Convertible Notes into common stock. Net cash used in operating activities for the nine months ended September 30, 2014, principally resulted from our net loss of $7.4 million and increased prepaid expenses primarily related to $1.1 million in deferred public offering expenses. These amounts were partially offset by increases in non-cash expenses related to changes in the fair value of our warrant liabilities of $0.7 million, increases in accounts payables and accrued expenses of $0.7 million, non-cash interest expenses of $0.2 million as well as non-cash stock-based compensation expense of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities was $29.4 million for the nine months ended September 30, 2015, and related primarily to the purchase of short-term investments.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $125.4 million for the nine months ended September 30, 2015, and reflects the net proceeds from (i) the issuance of common stock in our IPO of $38.1 million, (ii) our offering of 2020 Convertible Notes of $19.1 million, and (iii) the issuance of common stock in the Follow-on Offering of $74.0 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable. Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2014, and reflects the principal payments on our notes payable.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2015:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,145	$209	$535	$616	$785

Total	$2,145	$209	$535	$616	$785

(1)	In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We occupied this space in September 2015 and the lease term commenced in the same month.

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

Fair Value Measurements

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of our company. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Our material financial instruments at September 30, 2015, consisted of cash and cash equivalents and short-term investments. We have determined that our certificates of deposit and United States Treasury securities are subject to Level 1 fair value measurements as these assets are valued using quoted market prices in active markets without any valuation adjustment. We have determined that our agency bonds are subject to Level 2 fair value measurements as these assets are not always valued daily using quoted market prices in active markets. Our material financial instruments at December 31, 2014, consisted of cash and cash equivalents, preferred stock warrant liabilities and a convertible debt redemption rights derivative. The preferred stock warrant liabilities and convertible debt redemption rights derivative are subject to Level 3 fair value measurements. We account for them as liabilities based upon the characteristics and provisions of the underlying instruments. These liabilities were recorded at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date, with fair value changes recognized as income (decreases in fair value) or expense (increases in fair value) in the statements of operations in the accompanying financial statements.

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

Valuations conducted in 2015, 2014 and 2013

A third-party valuation consultant was engaged to advise and assist us in connection with the valuations of our (i) Series AA preferred stock warrants outstanding on December 31, 2013, September 30, 2014 and December 31, 2014, (ii) our convertible debt redemption rights derivative at issuance and at December 31, 2014, (iii) our common stock options issued in August 2014 and (iv) our 2020 Convertible Notes derivative liability at issuance and at the time of the conversion of the 2020 Convertible Notes. Because our Series X preferred stock was entitled to a contingent liquidation preference which varies based on the total value of our equity, we were precluded from using a closed-form model, such as the Black-Scholes option pricing method, to value the Series AA preferred stock warrants. Therefore, we employed a Monte Carlo simulation methodology for all models used to determine the fair value of securities in our capital structure.

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

As of date:	IPO	M&A	SP
December 31, 2013	5%	20%	75%
September 30, 2014	30%	20%	50%
December 31, 2014	70%	25%	5%

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

As of the issuance of the Convertible Bridge Notes on December 22, 2014 and on December 31, 2014, the Company ascribed a probability of occurrence of 25% to the change in control redemption feature of the Convertible Bridge Notes. The expected life of the feature was the remaining term of the debt and the discount rate was 18.9%. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor and the discount rate are unobservable inputs and significant to the valuation model. As of December 22, 2014 and December 31, 2014, the fair value of the embedded derivative was approximately $0.5 million.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $89.2 million at September 30, 2015, consisting primarily of funds in money market accounts. We also had $29.1 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1.	A. Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended September 30, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2014, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates for the treatment of glaucoma and obtain the necessary regulatory approvals for our product candidates. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales. Even if we receive regulatory approval for the sale of our product candidates, we do not know when such product candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical development, and receive regulatory approval, for our product candidates, including trabodenoson monotherapy and trabodenoson with latanoprost as a fixed-dose combination, or FDC;

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	establish sales, marketing and distribution systems for our product candidates;

•	add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;

•	have commercial quantities of our product candidates manufactured at acceptable cost levels;

•	successfully market and sell our product candidates in the United States and enter into partnerships or other arrangements to commercialize our product candidates outside the United States; and

•	maintain, expand and protect our intellectual property portfolio.

In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, and comparable non-U.S. regulatory authorities, or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products.

Our ability to become and remain profitable depends on our ability to generate revenue. Even if we are able to generate revenues from the sale of our product candidates, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

We have a history of net losses and anticipate that we will continue to incur net losses for the foreseeable future.

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $9.5 million and $7.6 million for the years ended December 31, 2014 and 2013, respectively. Our net losses were $59.8 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $187.9 million.

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

In August 2015, we completed an underwritten public offering of our common stock (the “Follow-on Offering”). We issued 6,210,000 shares of our common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and we received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2015, our cash and cash equivalents and short-term investments aggregated $118.4 million. We estimate that these funds will be sufficient to fund our projected operating requirements in excess of 12 months. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, formulation and manufacturing, regulatory approval and commercialization of our product candidates trabodenoson monotherapy and trabodenoson FDC, which are still in development, and other potential products we may develop or license. We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of our product candidates will depend on several factors, including:

•	successful completion of clinical trials, and the supporting non-clinical toxicology, formulation development, and manufacturing of supplies for the clinical program in accordance with current Good Manufacturing Practices, or cGMP;

•	receipt of regulatory approvals from the FDA and other applicable regulatory authorities outside the United States;

•	establishment of arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property;

•	launching commercial sales of our product candidates, if and when approved;

•	acceptance of any approved product by the medical community and patients;

•	obtaining coverage and adequate reimbursement from third-party payors for product candidates, if and when approved;

•	effectively competing with other products; and

•	achieving a continued acceptable safety and efficacy profile for our product candidates following regulatory approval, if and when received.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations.

Our product candidates are trabodenoson as a monotherapy and as an FDC consisting of trabodenoson with a prostaglandin analog, or PGA. We have no other product candidates in our near term product pipeline. As a result, we are substantially dependent on the successful development and commercialization of trabodenoson. If the results of our chronic toxicology program were to identify a safety problem, or if our current and upcoming pivotal trials of trabodenoson monotherapy or our upcoming Phase 2 program for the FDC product candidate were to demonstrate lack of efficacy in lowering intraocular pressure, or IOP, or any safety issues related to trabodenoson, our development strategy would be materially and adversely affected.

We have not obtained regulatory approval for any of our product candidates in the United States or in any other country.

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or in any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We have completed a Phase 2 trial in which we tested trabodenoson co-administered with latanoprost. We attended an End-of-Phase 2 meeting with the FDA for trabodenoson monotherapy in the first half of 2015 and initiated a pivotal Phase 3 program in the fourth quarter of 2015, which will consist of two Phase 3 monotherapy pivotal trials and a long-term safety study. We cannot predict whether any of our future trials, including our planned long-term safety trial of trabodenoson, will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or will conduct. Moreover, determination of the ultimate study design and its confirmation with the FDA could result in a significant range of costs for the Phase 3 pivotal trials.

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

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or additional risks. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. To complete the studies for our product candidates, we will require additional funding. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

•	our inability to obtain sufficient funds required for a clinical trial;

•	requests from regulatory authorities for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

•	questions from regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our product candidates or other products;

•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

•	failure to reach agreement with the FDA or comparable non-US regulatory authorities regarding the scope or design of our clinical trials;

•	our inability to enroll a sufficient number of patients who meet the inclusion and exclusion criteria in our clinical trials. For example, we are seeking patients with elevated levels of IOP for our clinical trials, which are more difficult to find;

•	our inability to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	our inability to reach agreements on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

•	any determination that a clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;

•	our inability to obtain approval from Institutional Review Boards, or IRBs, to conduct clinical trials at their respective sites;

•	our inability to manufacture in a timely manner or obtain from third parties sufficient quantities or quality of the product candidates or other materials required for a clinical trial;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data; and

•	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding the effectiveness of product candidates during clinical trials.

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

A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Through September 30, 2015, we have only exposed 233 clinical trial subjects to trabodenoson. The FDA expects that a total of at least 1,300 patients will be exposed to at least a single dose of trabodenoson before submission of an NDA, and the complete NDA submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. Further, regulatory agencies, and IRBs may at any time order or data safety monitoring boards may at any time recommend to the sponsor the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants.

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. In addition, we have typically only tested our product candidates in a single eye, which may not accurately predict the efficacy or safety of our product candidates when dosed in both eyes. Our current and planned Phase 3 pivotal trials of trabodenoson monotherapy may not produce the results that we expect. Our planned clinical trials are also designed to test the use of trabodenoson in combination with latanoprost in a single dosage form. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as a monotherapy. Our current product candidates remain subject to the risks associated with clinical drug development as indicated above.

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

The non-U.S. markets are an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	efforts to enter into collaboration or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	differing regulatory requirements for drug approvals and marketing internationally, which could result in our being required to conduct additional clinical trials or other studies before being able to successfully commercialize our product candidates in any jurisdiction outside the United States;

•	differing reimbursement regimes and price controls in certain non-U.S. markets;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	potentially reduced protection for intellectual property rights;

•	potential third-party patent rights in countries outside of the United States;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incidental to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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

Additionally, the federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value provided to physicians and teaching hospitals, and certain ownership and investment interests held by physicians and their immediate family members.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of September 30, 2015, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively.

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

We are currently a small company with fourteen full-time employees as of October 31, 2015, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

We may attempt to acquire companies, businesses, technologies, services, products or other product candidates in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired business, technology, service, product candidates or potential products into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Although our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our closing stock price has reached a high of $17.65 and a low of $4.75 through November 10, 2015.

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

As of September 30, 2015, our officers and directors, and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 51% of our common stock.

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

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. Certain of our officers, directors and such directors’ affiliates are subject to lock-up agreements with the underwriters of the Follow-on Offering in August 2015 that restrict their ability to transfer shares of our common stock for a period of 90 days after August 12, 2015, or the Current Lock-Up Period. As of September 30, 2015, we have 26,410,251 outstanding shares of common stock, which excludes:

•	1,540,218 shares of common stock issuable upon the exercise of stock options outstanding as of September 30, 2015, at a weighted-average exercise price of $4.926 per share; and

•	56,408 shares of common stock issuable upon the exercise of warrants outstanding as of September 30, 2015, which have an exercise price of $6.204 per share.

Subject to limitations, approximately 8.7 million shares will become eligible for sale upon the expiration of the Current Lock-Up In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the Current Lock-Up Period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

At September 30, 2015, holders of an aggregate of 8.8 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to holders of our common stock for the foreseeable future.

If we are unable to substantially utilize our net operating loss carryforward, our financial results will be adversely affected.

As of December 31, 2014, we had federal and state net operating losses of approximately $77 million and $36 million, respectively, which may be utilized against future federal and state income taxes, respectively. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, or prior issuances of our common stock, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, or have occurred in the past, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Now that we are a public company, and particularly after we are no longer considered an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offerings of Common Stock

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

The net offering proceeds to us from the equity offering, after deducting underwriting discounts of $2.9 million and offering expenses paid by us totaling $2.4 million, were approximately $36.5 million. The net offering proceeds to us from the debt offering, after deducting underwriting discounts of $1.5 million and offering expenses paid by us totaling $0.6 million, were approximately $18.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

On August 12, 2015 we issued and sold 6,210,000 shares of our common stock in our underwritten public offering at a public offering price of $12.75 per share, for aggregate gross proceeds of $79.2 million (the “Follow-on Offering”). All of the shares issued and sold in the Follow-On Offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-206027), which was declared effective by the SEC on August 12, 2015. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the common stock offering and Nomura Securities International, Inc. acted as co-manager of the common stock offering.

The net offering proceeds to us from the equity offering, after deducting underwriting discounts of $4.7 million and offering expenses paid by us totaling $0.5 million, were approximately $74.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our Prospectus filed on August 13, 2015 (File no. 333-206027).

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

INOTEK PHARMACEUTICALS CORPORATION

November 12, 2015	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2015	By:	/s/ Dale Ritter
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