Form 10-K
period 2015-12-31
INOTEK PHARMACEUTICALS CORP
filed 2016-03-23
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2015 was $21.5 million.

As of March 22, 2016, there were 26,423,394 shares of common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for glaucoma and other diseases of the eye. Glaucoma is a disease of the eye that is typically characterized by structural evidence of optic nerve damage, vision loss and consistently elevated intraocular pressure, or IOP. Our lead product candidate, trabodenoson, is a first-in-class selective adenosine mimetic that we rationally designed to lower IOP by restoring the eye’s natural pressure control mechanism. We developed this molecule to selectively stimulate a particular adenosine subreceptor in the eye with the effect of augmenting the intrinsic function of the eye’s trabecular meshwork, or TM. The TM regulates the pressure inside the eye and is also the main outflow path for the fluid inside of the eye that often builds up pressure in patients with glaucoma. We believe that by restoring the natural function of the TM and this outflow path, rather than changing the fundamental dynamics of pressure regulation in the eye, trabodenoson’s mechanism of action should result in a lower risk of unintended side effects and long term safety issues than other mechanisms of action. Additionally, trabodenoson’s unique mechanism of action in the TM should complement the activity of existing glaucoma therapies that exert their IOP-lowering effects on different parts of the in-flow and out-flow system of the eye.

Our product pipeline includes trabodenoson monotherapy delivered in an eye drop formulation, as well as a fixed-dose combination, or FDC, of trabodenoson with latanoprost given once-daily, or QD. We are also evaluating the potential of trabodenoson to slow the loss of vision associated with glaucoma and degenerative retinal diseases. Statistically significant results for the primary endpoint of our completed Phase 2 clinical trial indicate that trabodenoson monotherapy has IOP-lowering effects in line with existing therapies, with a favorable safety and tolerability profile at all doses tested. Our completed Phase 2 trial of trabodenoson co-administered with latanoprost, a prostaglandin analogue, or PGA, demonstrated IOP-lowering in patients who have previously had inadequate responses to treatment with latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP.

We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy, and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design of our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. We started our Phase 3 program for trabodenoson monotherapy in October 2015, and, based on our estimate of the rate of patient enrollment, we expect to report top-line data from the first pivotal trial in the program by late 2016. If the primary objectives of all of the trials in our Phase 3 program are met, we plan to submit a New Drug Application, or NDA, to the FDA for marketing approval of trabodenoson for the treatment of glaucoma in the United States. We plan to submit a marketing authorization application, or MAA, in Europe after filing our NDA for approval of trabodenoson in the United States.

According to IMS Health sales of glaucoma drugs in 2013 were approximately $2.0 billion in the United States and $5.6 billion worldwide. According to the British Journal of Ophthalmology, there were an estimated 2.8 million Americans with glaucoma in 2010. Once glaucoma develops, it is a chronic condition that requires life-long treatment. PGAs are the most widely prescribed drug class for glaucoma and include the most widely prescribed glaucoma drug, latanoprost. When PGA monotherapy is insufficient to control IOP or is poorly tolerated, non-PGA products, such as beta blockers, alpha agonists and carbonic anhydrase inhibitors, are generally used either as an add-on therapy to the PGA or as an alternative monotherapy. Both PGAs and non-PGAs can cause adverse effects in the eye. In addition, non-PGA drugs can have adverse effects in the rest of the body and have been shown to have poor tolerability profiles. As a result, we believe there is a significant unmet need for a treatment that effectively lowers IOP by restoring outflow and the natural pressure control by the TM, that has a favorable safety and tolerability profile, and that works effectively in combination with other treatments.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapies to treat glaucoma. The key elements of our strategy are as follows:

•	Complete clinical development and seek marketing approval for our lead product candidate, trabodenoson monotherapy. In 2012, we completed a Phase 2 trial of trabodenoson monotherapy, which demonstrated statistically significant IOP-lowering and a favorable safety profile. We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design of our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. Based on our estimates of the rate of patient enrollment we expect to have top-line data from the initial Phase 3 trial by late 2016. If the primary objectives of our Phase 3 program are met, we plan to submit an NDA to the FDA for marketing approval of trabodenoson monotherapy for the treatment of glaucoma in the United States. We plan to submit an MAA in Europe after filing our NDA for approval of trabodenoson monotherapy in the United States.

•	Complete clinical development and seek marketing approval of a fixed-dose combination product that includes both trabodenoson and latanoprost. As many as half of glaucoma patients, typically those with more severe disease, need to use two or more glaucoma drugs to sufficiently reduce their IOP. The initial treatment for glaucoma patients is usually the use of a prescription eye drop from the PGA drug class. However, as PGAs are often unable to lower IOP sufficiently to reach the patient’s medically targeted level, non-PGA products are used either as an add-on therapy to the PGA or as an alternative monotherapy in place of PGAs. There are currently no FDC products approved for use in the United States that include a PGA. We intend to formulate and conduct clinical development in order to seek marketing approval for an FDC product that includes both trabodenoson and latanoprost, the best-selling PGA. We believe that the favorable safety and tolerability profile and complementary mechanism of action of trabodenoson could, if approved, make an FDC with latanoprost a highly effective, well-tolerated and more convenient QD regimen for treating glaucoma in patients who have a less functional TM and therefore need additional help lowering their IOP. Our completed Phase 2 trial of trabodenoson co-administered with the PGA, latanoprost, demonstrated IOP-lowering in patients who have previously had inadequate responses to the PGA, latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP.

•	Establish a specialty sales force to maximize the commercial potential of trabodenoson in the United States. We have retained worldwide commercial rights to trabodenoson. If trabodenoson receives marketing approval in the United States, we plan to commercialize it by establishing a glaucoma-focused specialty sales force of approximately 150 people targeting ophthalmologists and optometrists throughout the United States. For markets outside the United States, we intend to explore partnership opportunities through collaboration and licensing arrangements.

•	Evaluate the potential of trabodenoson to slow the loss of vision associated with glaucoma and degenerative retinal diseases or for additional ophthalmic indications. Based on an animal model that indicated trabodenoson’s potential to directly protect RGCs, the nerve tissue in the retina that relays the visual signal to the brain, we plan to conduct clinical trials to measure the rate of vision loss over time, rather than IOP control, in patients treated with trabodenoson. Should the results of these trials be positive, we plan to seek labeling indicative of trabodenoson’s potential to change the course of glaucoma-related vision loss, beyond that of IOP-lowering effect alone. In addition, this effect, if proven, could address the subset of glaucoma patients that do not have high IOPs, but still suffer from vision loss over time. We are also evaluating other potential indications where therapy with trabodenoson may be beneficial. To begin this process, we are conducting pre-clinical trials for optic neuropathies and degenerative retinal diseases.

Glaucoma Overview

Glaucoma is a disease of the eye in which damage to the optic nerve leads to progressive, irreversible vision loss. Its characteristics can include structural evidence of optic nerve damage, vision loss and consistently elevated IOP.

Physiology of the Eye

The eye is a fibrous sack which must stay “inflated” with a fluid that maintains the eye’s form, known as aqueous humor, at the proper pressure in order to maintain its shape and effectively focus light to the retina where the light stimulus is then relayed to the brain and converted into a visual image. To maintain the eye’s pressure—and therefore its shape—and as a means to provide nutrients to eye tissue, aqueous humor is constantly produced inside the eye by a tissue known as the ciliary body. The ciliary body sits just behind the iris, which is the colored part of the eye. Aqueous humor flows forward through a hole in the center of the iris, called the pupil, and down into the angle defined by the front of the iris and the back of the cornea, which is the clear covering on the front of the eye. This angle is the same angle referred to in Primary Open Angle Glaucoma, or POAG, the most common form of glaucoma. Below is a diagram depicting certain parts of the eye, including the ciliary body, iris and the angle defined by the front of the iris and the back of the cornea:

In this angle, in front of the outer rim of the iris, is the TM, a natural, pressure-regulating drain. It is here that in a healthy, well-functioning eye, approximately 70% of the aqueous humor exits and flows into a drainage canal known as Schlemm’s canal, which empties back into the venous drainage system. The remaining approximately 30% of the aqueous humor leaves the eye through a secondary pathway called the uveoscleral pathway. The diagram below reflects the TM and the uveoscleral pathway, the two pathways for the aqueous humor to leave the eye.

Development of High IOP and its Effects on Glaucoma

In a typical glaucoma patient, there is resistance to drainage of the aqueous fluid (i.e., not enough aqueous humor exits the eye), creating excess pressure and compressing the retina, the layer of tissue covering the inside of the back half of the eye that actually converts light into nerve impulses. For people to “see,” these impulses—the visual signal—must be relayed through the optic nerve back to the brain for processing. The cells in the retina require nutrients and oxygen that are delivered via blood vessels entering and exiting the eye through the same opening as the nerve fibers carrying the visual signal. However, when IOP is too high, it is more difficult to pump blood enriched in oxygen and nutrients into the retina. The diagram below reflects the anatomy of the eye and how elevated IOP can impair the nerve tissue in the retina and the optic nerve head.

The deprivation of blood supply to the retina may damage RGCs, the nerve tissue in the retina that relays the visual signal to the brain. These RGCs have long tails called axons that extend back to the brain to carry the visual image. In fact, the optic nerve is nothing more than a bundle of these axons extending to the vision processing center of the brain. When an RGC dies, one of the connections between the retina and the brain is lost, and like most cases when a nerve is damaged or cut—like in a spinal cord injury—there is no known way to repair the damage and, as a result, some portion of vision is permanently lost. Therefore, the root cause of vision loss in glaucoma is not high IOP per se, but the impact of high IOP on the retina, and specifically the RGCs.

Clinical Definition of Glaucoma

There are two key elements to the clinical definition of glaucoma: structural evidence of optic nerve damage and vision loss. Common risk factors include age, family history, corneal thickness and high IOP, commonly measured in millimeters of mercury, or mmHg. Currently, the only known way to treat glaucoma and slow the progression of vision loss is to reduce IOP. While treatment approaches are based on an assessment of the patient’s risk factors for vision loss, elevated IOP is by far the best understood contributor to development of glaucoma. We believe that the general treatment patterns in the figure below, relative to a patient’s IOP, are typical.

The Ocular Hypertension Treatment Study, or the OHTS, was a large, randomized academic trial published in 2002 that followed a total of 1,636 participants who initially had no evidence of glaucoma-related damage. The OHTS found that higher IOPs generally indicate a higher risk for progression to glaucoma. An IOP of 10 to 21 mmHg is generally considered in the normal range. Individuals with IOPs greater than 21 and up to 25 mmHg will often not be prescribed drug therapy unless they have evidence of both structural changes and some vision loss, or some combination of these and other risk factors for future vision loss. In fact, the United Kingdom’s National Institute of Health and Care Excellence Guidelines, or NICE Guidelines, for the treatment of suspected glaucoma (structural changes but without vision loss) plus elevated IOP, does not recommend treatment of eyes with corneal thickness of 555-590 nm and IOP of 25 mmHg or below. Drug treatment is much more common when patients have IOPs greater than 25 mmHg.

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

Existing Glaucoma Treatments

The initial treatment for glaucoma patients is typically the use of a prescription eye drop from a class of drugs called PGAs. According to IMS Health, prescriptions for PGAs make up more than half of all prescriptions for glaucoma medications. The PGAs’ primary mechanism of action for treating glaucoma is thought to be increasing fluid outflow through the uveoscleral pathway. A number of adverse effects are known to occur in all drugs in the PGA class and, as a result, these side effects are assumed to be associated with the mechanism of action. Most notable of these side effects is eye redness, or conjunctival hyperemia.

When PGAs are insufficient to control IOP or are poorly tolerated, non-PGA products are used either as an add-on therapy to the PGA or as an alternative monotherapy in place of a PGA. Non-PGAs can include a beta-blocker, an alpha (adrenergic) agonist or a carbonic anhydrase inhibitor alone. FDC products containing these non-PGAs are dominated by beta-blocker combinations, which can take the form of a beta-blocker combined with an alpha agonist (Combigan®), or a beta-blocker combined with a carbonic anhydrase inhibitor (Cosopt® or generic equivalent). Finally, there is a non-PGA combination (Simbrinza®) which consist solely of an alpha agonist and a carbonic anhydrase inhibitor. Non-PGA drugs generally have poorer tolerability in the eye than PGA drugs, and some have systemic adverse effects that limit the patient population in which they can be used safely. Moreover, their IOP-lowering effect is generally less than that of PGAs and the vast majority of non-PGAs are required to be dosed multiple times daily.

The existing classes of treatment available for glaucoma each have varying mechanisms of action, levels of IOP-lowering, side effects and other adverse effects, as described in the following table.

Summary of Existing Glaucoma Treatments:

Drug Classification (Generic Names)	Mechanism of Action*	IOP Reduction**	Known Side Effects*	Other Precautions, Warnings, Contraindications and Adverse Effects*

Prostaglandin analog latanoprost Travatan (travoprost) Lumigan (bimatoprost)	Increase uveoscleral and/or trabecular outflow	6-8 mmHg (25%-33%)

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

A Rho kinase inhibitor is currently in Phase 3 clinical trials and is the furthest along of the potential new glaucoma drug therapies: Aerie Pharmaceuticals, Inc.’s AR-13324. Like with PGAs, conjunctival hyperemia has been reported with the Rho kinase inhibitor class.

Adenosine mimetics are compounds that mimic or simulate some of the actions or effects of adenosine, a naturally-occurring molecule with many, diverse biologic effects. There are four known subreceptors that are specific to adenosine: A1, A2a, A2b and A3. These subreceptors can cause many effects if stimulated. In the adenosine mimetic group, there are compounds targeting three different adenosine subreceptors: A1, A2a and A3. We believe that A1 selectivity is necessary for optimal IOP-lowering effect. To our knowledge, the two compounds being developed by other companies that were selective for the A2a subreceptor have been discontinued from clinical development for glaucoma. A third compound being developed that we believe targets both the A1 (IOP-lowering) and the A3 (IOP-increasing) subreceptors is still being studied. We believe that because this third compound is dosed orally, it is challenging to isolate its pharmacologic effects solely to the eye. We believe we are the only company to be developing an adenosine mimetic highly selective for the A1 subreceptor for ophthalmic indications.

Market Opportunity

Since 1996, there have been no new drug classes approved in the United States for glaucoma. As a result, there are persistent inadequacies in the tools that ophthalmologists use to manage patients with glaucoma. Thus, we believe there is a need for an innovative glaucoma treatment that offers:

•	significant IOP-lowering;

•	a favorable safety and tolerability profile;

•	a novel mechanism of action that complements existing therapies; and

•	convenient dosing.

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

We believe the following elements of trabodenoson’s product profile will drive its adoption, if approved, in the glaucoma market:

•	Meaningful IOP-Lowering. After four weeks of monotherapy treatment in a Phase 2 clinical trial in glaucoma patients who had discontinued any other medications, trabodenoson (500 mcg) lowered IOP by an average of 4.0 to 7.0 mmHg from study baseline and 3.5 to 5.0 mmHg from diurnal baseline, over the dosing interval. Moreover, IOP-lowering at week four was significantly better than IOP-lowering at week two.

•	Favorable Safety Profile. In four completed trabodenoson clinical trials over a wide range of doses, no patients have been withdrawn due to a trabodenoson-related side effect in the eye. In our multiple-dose Phase 2 monotherapy clinical trial, we did not observe side effects in the eye that would indicate a tolerability problem at any of the doses tested. Specifically, there was no change in the background rate of conjunctival hyperemia in the patient population when treatment with trabodenoson was initiated or continued for up to four weeks, even at the highest dose tested. Furthermore, in our most recently completed multiple-dose Phase 2 trial of trabodenoson co-administered with latanoprost in a population of PGA poor-responders, there also was no change in the rate of hyperemia from study baseline after four, eight or 12 weeks of treatment. No systemic effects of the drug have been identified, despite rigorous monitoring including cardiac and renal function, when administered as an eye drop. We believe this safety profile could be important in the potential for trabodenoson to become a preferred treatment alternative for patients that experience undesired side effects with existing therapies.

•	Unique, Complementary Mechanism of Action. We believe that trabodenoson’s mechanism of action augments a naturally occurring process by clearing the path for aqueous humor outflow in the TM. We expect that this mechanism of action should complement all currently-approved glaucoma drugs which work in other ways to lower IOP, including by reducing aqueous humor production and increasing outflow through the uveoscleral pathway. This complementary mechanism was confirmed in patients already receiving latanoprost therapy in a recently completed multiple-dose Phase 2 trial. In this Phase 2 trial of trabodenoson co-administered with latanoprost in a population of PGA poor-responders, patients on latanoprost experienced an additional 5.8 mmHg IOP lowering from their study baseline and 4.3 mmHg from their diurnal baseline after 12 weeks treatment (eight weeks BID plus four weeks QD). These results make trabodenoson, with its favorable safety profile, a candidate to add to other glaucoma medications when a further reduction of the IOP is desirable.

•	Convenient Dosing. Current Phase 2 clinical data indicate that QD dosing with trabodenoson in PGA poor-responders is well tolerated and lowers IOP significantly. We believe a QD dosing regimen minimizes the burden on patients to remember to take their medication, thus, we believe, potentially improving compliance with the therapy. If confirmed and approved in our Phase 3 program, QD dosing would make trabodenoson easier to use than most non-PGA products, and trabodenoson’s dosing frequency would match the best-in-class PGAs, which would facilitate an FDC with a PGA that could be dosed QD.

We believe that trabodenoson’s IOP-lowering results, complementary mechanism of action, dosing and safety profile make it well suited for use in an FDC with a PGA, which could be a convenient option for patients currently using two or more glaucoma drugs to lower IOP.

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

Trabodenoson is a Potent and Selective A1 Adenosine Mimetic

	A1 (Ki, nM)	A2a (Ki, nM)	A3 (Ki, nM)	Selectivity Ratios
Compound				A2a/A1	A3/A1
Trabodenoson	0.97	4,690	704	4,835x	725x

Trabodenoson’s key characteristics include:

1.	Potency—Ki in single-digit nM range (0.97nM);

2.	High Selectivity—over A2a> 1000-fold and A3>500-fold;

3.	Ease of Fat Solubility—allowing corneal penetration so it can reach the TM; and

4.	A high compatibility with the often sensitive tissues in the front of the eye.

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

Trabodenoson-Latanoprost Fixed-Dose Combination

As many as half of glaucoma patients, typically those with more severe disease, need to use two or more glaucoma drugs to sufficiently reduce their IOP. The available FDC products increase IOP-lowering but also have unpleasant tolerability challenges in the eye, as well as the adverse effects, safety warnings, precautions and contraindications that the two individually-dosed drugs carry in their FDA-approved package inserts. An FDC product containing a PGA plus a non-PGA has not yet been approved in the United States. We believe that none have gained FDA approval because the modest incremental benefit in IOP-lowering seen when a non-PGA is added to a PGA is too small in the context of the added side effects and clinical risks that come with the combined drugs. In contrast, based on our completed Phase 2 study in which trabodenoson therapy was co-administered with latanoprost, we believe that an FDC containing a PGA and trabodenoson would be well received in the glaucoma market, especially for use in patients with higher IOPs that currently use two or more glaucoma drugs to lower IOP.

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

Trabodenoson for Optic Neuropathy and Degenerative Retinal Diseases

The neuroprotective potential of trabodenoson is supported by the basic biology of adenosine, which has shown that the stimulation of the A1 receptor can protect tissues of the central nervous system. A pre-clinical study of the impact of high IOP on RGCs showed that trabodenoson could protect this key population of cells in the retina that, when lost, result in the irreversible vision loss associated with glaucoma. While we have not yet conducted a formal program of studies to prove neuroprotection, we plan to study the potential of trabodenoson monotherapy and our FDC product candidate to slow the loss of vision significantly more than attributable to IOP lowering alone, either in glaucoma patients or in other rarer forms of optic neuropathies.

Clinical Data and Development Strategy

Our Phase 3 program for trabodenoson as a monotherapy will incorporate the FDA-acceptable clinical endpoint of IOP, in studies with three months of treatment. We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy, and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design for our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. The trial design for the initial Phase 3 study is a five-arm superiority trial that will include three doses of trabodenoson. The primary endpoint of the study is IOP, determined at four timepoints during the day, after 4, 6 and 12 weeks of treatment. The IOP of the trabodenoson treated subjects will be statistically compared to those of placebo treated subjects. A timolol arm will be included for study validation, but not for statistical comparison.

We initiated our Phase 3 program for trabodenoson monotherapy in October 2015 and we expect to report top-line data from the first pivotal trial in the program by late 2016. If the primary objectives of all of the trials in our Phase 3 program are met, we plan to submit an NDA. We are planning to commence our Phase 3 program for the FDC of trabodenoson and latanoprost in early 2018.

Clinical Results

Trabodenoson Phase 2 Tolerability, Safety and Efficacy of Monotherapy in Glaucoma Patients

In 2012, we completed a successful Phase 2 dose-ranging clinical trial in 144 patients with OHT (ocular hypertension with no visual field loss) or POAG, which demonstrated a clear dose response to trabodenoson. Statistically significant results for the primary endpoint of our Phase 2 clinical trials indicate that trabodenoson has IOP-lowering effects in line with the best existing therapies, with a favorable safety and tolerability profile at all doses tested. The trial was randomized, double-masked, placebo-controlled, and evaluated the efficacy, tolerability, safety, and pharmacokinetics of trabodenoson over two or four weeks of BID dosing with eye drops. Separate groups of patients received trabodenoson doses of 50, 100 or 200 mcg for two weeks, or 500 mcg for four weeks, and their IOP-lowering efficacy and safety data were compared to groups of patients dosed concurrently with placebo eye drops, also BID. To enter the trial, otherwise healthy patients had to have elevated IOPs (greater than or equal to 24 mmHg and less than or equal to 34 mmHg) when off of all glaucoma drugs, and a diagnosis of either OHT or POAG.

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

Safety evaluations included recording of withdrawals or terminations and adverse events. In each patient, the treated eye was evaluated at regular intervals with internal eye exams (including pupil dilation with slit lamp examination of the inside of the eye) and external eye examinations (of the outside surface of the eye, eye lids and surrounding tissue). Visual function was also assessed. Overall health was assessed by physical exam, vital signs (including heart rate and blood pressure), electrocardiograms, or ECGs, for heart function and analysis of urine and blood samples (clinical chemistry), and plasma samples were collected to analyze the pharmacokinetic parameters, such as the half-life of any drug detected in the systemic circulation.

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

Efficacy

Both the 200 mcg dose and the 500 mcg doses at day 14, and the 500 mcg dose at day 28, met the primary endpoint demonstrating statistically significant improvements in IOP relative to the matched placebo (p<0.05 indicating a greater than 95% probability that the result was not a random event). Moreover, a clear increase in IOP-lowering efficacy was seen with increasing doses of trabodenoson (i.e. a dose response), and the most efficacious trabodenoson dose tested was the highest dose of 500 mcg. Trabodenoson’s primary efficacy endpoint (IOP drop from baseline) measured after four weeks of treatment (at day 28) had improved significantly from the same endpoint when measured after two weeks of treatment (at day 14). This improvement with additional treatment time was statistically significant (p=0.016). In the figure below, a clear trend for increasing IOP-lowering efficacy with increasing dose is evident. For the 500 mcg dose, the statistically significant increase in efficacy between day 14 and day 28 is illustrated on the right side of the figure.

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

When we rationally designed trabodenoson, our primary objective was to restore pressure regulation in eyes with high IOP, a risk factor for glaucoma. A healthy eye has a natural circadian rhythm that dictates a pattern of IOP over the day. We found that this pattern, or the shape of the IOP circadian rhythm curve throughout the day, is relatively unchanged by trabodenoson treatment, except that the overall IOP during the day is reduced by trabodenoson treatment as intended. We believe this indicates that the TM has been restored to an improved function resulting in a more normal average pressure, and that this normal daily IOP pattern indicates that the fundamental biology of pressure management in the eye has been preserved. The natural daily changes in IOP still exist, but at a significantly lower average pressure that we believe is less damaging to RGCs and the optic nerve. The figure below shows the primary efficacy parameter for the trial, IOP, at several timepoints throughout the day (diurnal IOP) for the highest dose tested and the placebo group at day 28.

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

Trabodenoson Phase 2 Co-Administered with Latanoprost in Glaucoma Patients

In October 2014, we received top-line results from a Phase 2 trial in patients with POAG or OHT, in which trabodenoson eye drops were co-administered with latanoprost eye drops. The objective of the study was to evaluate the safety and additional IOP-lowering effect of trabodenoson when added either BID or QD to latanoprost. This trial enrolled 101 patients who had IOPs of greater than or equal to 24 mmHg despite one month of previous treatment with latanoprost. These patients are considered PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP. The trial was randomized, double-masked, placebo- and active- controlled.

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

Safety evaluations included recording of withdrawals or terminations and adverse events, or AEs. In each patient, both eyes were evaluated at regular intervals with internal eye exams (including pupil dilation with slit lamp examination of the inside of the eye) and external eye examinations (of the outside surface of the eye, eye lids and surrounding tissue). Visual function was also assessed. Overall health was assessed by physical exam, vital signs (including heart rate and blood pressure), electrocardiograms, or ECGs, for heart function and analysis of urine and blood samples (clinical chemistry). Plasma samples were collected to analyze the pharmacokinetic parameters, such as the half-life of any drug detected in the systemic circulation.

Results

Patient Population: The characteristics of the patients in the dose groups were similar, including their age, and baseline IOPs, which were not adequately controlled following a four-week run-in using latanoprost therapy. The table below includes information on the demographics of the patients that participated in the study.

Baseline Demographics and IOP

	Part 1		Part 2
ITT population	Trabodenoson BID	Timolol BID	Trabodenoson QD	Placebo QD
n	50	51	37	43
Mean Age	62	61	63	61
Baseline IOP using latanoprost (mmHg)	25.71	25.86	25.68	25.86
OHT n (%)	23(46%)	13(25.5%)	15(40.5%)	12(28%)
Baseline IOP using latanoprost (mmHg)	25.78	25.65	25.93	25.29
POAG n (%)	27(54%)	38(74.5%)	22(59.5%)	31(72%)
Baseline IOP using latanoprost (mmHg)	25.65	25.93	25.50	26.08

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

Patients randomized to timolol also had lower pulse rates than in the trabodenoson group (the pulse rate was measured 30 minutes and one hour after dosing). This difference was statistically significant in the overall data (p=0.033) as well as at the individual timepoints (p=0.041 and p=0.030 at the 30 minute and one hour post-dose timepoints, respectively).

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

Development Plans

Having completed our Phase 2 trials and End-of-Phase 2 Meeting with the FDA, we plan to continue developing trabodenoson as a monotherapy and an FDC with latanoprost, along with the neuroprotective potential of both to slow the loss of vision significantly more than attributable to IOP-lowering alone either in glaucoma patients or other rarer forms of optic neuropathy. The figure below shows our plans for upcoming clinical trials.

Trabodenoson

We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design of our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. We commenced our Phase 3 program for trabodenoson monotherapy in October 2015. We expect to report top-line data from the first pivotal trial in the program by late 2016. If the primary objectives of all of the trials in the Phase 3 program are met, we plan to submit an NDA.

The overall program will encompass a total subject exposure to trabodenoson of at least 1,300 patients. The final design of the second Phase 3 trial will be impacted by the findings of the initial Phase 3 trial. Following a run-in period, both trials are expected to run for at least 12 weeks of active treatment with the primary endpoint of IOP-lowering over the day.

The initial Phase 3 trial will be a three-month study with five treatment arms, for a total of approximately 400 patients. There will be 3 trabodenoson treatment arms. The trabodenoson doses to be evaluated are 1,000 mcg QD, 2,000 mcg QD, and 1,500 mcg BID. The trial will investigate both once-daily (QD) and twice-daily (BID) dosing, as some patients may benefit from a twice daily dosing regimen. The primary efficacy endpoint of the study is IOP, measured at four time points during the day after 4, 6 and 12 weeks of treatment. The IOP of the trabodenoson treated subjects will be statistically compared to those of placebo treated subjects. A timolol arm will be included for study validation, but not for statistical comparison.

The FDA requires that a total of at least 1,300 patients be exposed to at least a single dose of trabodenoson, and the complete submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. These longer-term treatments will be accomplished in a long-term safety trial conducted at the highest anticipated trabodenoson dose, and are expected to begin in late 2016. If the enrollment projections are met, the first data from our Phase 3 program is anticipated in late 2016. We are planning to complete the long-term safety study in late 2018. If the primary objectives of all trials in our Phase 3 program are met, we plan to submit an NDA to the FDA for marketing approval of trabodenoson for the treatment of glaucoma in the United States.

Fixed-Dose Combination of Trabodenoson and Latanoprost

We are also developing an FDC of trabodenoson and latanoprost. We have not filed a separate investigational new drug application, or IND, for the FDC, as we expect to be able to rely on the existing trabodenoson IND. Similarly, we have not conducted a Phase 1 trial for the FDC as we were able to rely on the safety and tolerability data generated in our completed trials for trabodenoson as a monotherapy.

The results of the Phase 2 trial that evaluated the efficacy and safety of the combination of latanoprost and trabodenoson, at two dose levels, and when given QD and BID, will inform the design and format of the next study which will be structured to evaluate the safety and efficacy of various dose combinations and dosing patterns of an FDC of latanoprost and trabodenoson. Once FDC clinical supplies are available, based on discussion at our End-of-Phase 2 meeting with the FDA we believe that the FDA will allow us to continue the Phase 2 development using several FDC formulations with various dose combinations. However, the commencement of our Phase 2 program for the FDC product candidate will depend on successful cGMP manufacturing of stable FDC dosage forms. We expect to initiate our Phase 2 program in 2016 and plan to start our Phase 3 FDC program in early 2018. We expect our FDC product candidate to benefit many patients with higher IOPs and more severe disease that typically require more aggressive medical treatment. For this reason, the patient population for the FDC program is expected to carry a higher disease burden. As with the monotherapy product development, the FDA requirements for long-term dosing data (at least 300 patients treated with the FDC for at least six months, and at least 100 patients treated for at least a year) will require the program to include a long-term safety study.

Neuroprotection and Degenerative Retinal Diseases

We plan to study the neuroprotective potential of trabodenoson monotherapy and our FDC product candidate to slow the loss of vision significantly more than attributable to IOP-lowering alone either in glaucoma patients or other rarer forms of optic neuropathy. While supported by the basic biology of adenosine, we have not yet conducted a formal program of studies to prove neuroprotection and have not filed an IND related to this program. This evaluation may include longer longitudinal studies in glaucoma patients, as potentially smaller patient groups with rapidly-progressing optic nerve damage. Although treatment times will be measured in years rather than months, this effort can run in parallel to the normal development trials, or may be included in the objectives of the planned long-term safety trials. The regulatory path for such an indication is thus far uncharted, so significant regulatory as well as clinical risk is anticipated for such a program and close interaction with regulatory agencies will be required. Due to the speculative nature of the development, it is difficult at this time to predict if or when an NDA submission in support of neuroprotection indication may be submitted. We plan to continue pre-clinical and proof-of-concept trials for optic neuropathies and degenerative retinal diseases beginning in 2016.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our experience and scientific knowledge provide us with competitive advantages, we face competition from established branded and generic pharmaceutical companies, such as Novartis International AG and its subsidiary Alcon Labs, Pfizer/Allergan Inc., Bausch + Lomb, Inc. (now a unit of Valeant Pharmaceuticals International, Inc.), Merck & Co., Inc., Santen Inc., Aerie

Pharmaceuticals, Inc. and smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat glaucoma. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of our product candidates, if approved, are likely to be efficacy, safety, convenience, price, tolerability and the availability of coverage and adequate reimbursement from governmental authorities and other third-party payors.

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

We own a patent portfolio covering the trabodenoson compound that includes issued patents in the United States, Europe, Japan, and several other countries. These composition-of-matter patents are scheduled to expire by early 2026 in the United States and by mid-2025 abroad. We also own an issued U.S. patent and have pending patent applications in Europe and Japan relating to the use of trabodenoson for reducing IOP. The issued U.S. patent is scheduled to expire in 2031 and the pending foreign patent applications, if issued, are scheduled to expire by 2030. We recently had a U.S. composition-of-matter patent issued that covers polymorphs of trabodenoson. This patent is scheduled to expire in 2033. A detailed freedom-to-operate analysis has been conducted and we are not aware of any third party rights or impediments to commercializing trabodenoson for use in ophthalmic indications in the United States or Europe.

Our patent portfolio includes issued U.S. patents relating to combinations of trabodenoson with carbonic anhydrase inhibitors, beta blockers and prostaglandins (PGAs). These U.S. patents are scheduled to expire in 2031 and 2032.

We are also pursuing additional patent applications in the United States and abroad relating to:

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the End-of-Phase 1 or 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the End-of-Phase 2 meetings to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 trials that they believe will support approval of the new drug.

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

In particular, our success may depend on our ability to obtain coverage and adequate reimbursement through Medicare Part D plans for our products that obtain regulatory approval. The Medicare Part D program provides a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. In general, Part D prescription drug plan sponsors have flexibility regarding coverage of Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class, with certain exceptions. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutics committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be discounted, thereby lowering the net price realized on our sales to pharmacies. Moreover, while the Part D program applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-government payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the U.S. Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates, once approved. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the United States, among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with ophthalmologists and optometrists might be challenged under anti-kickback laws, which could harm us.

Federal false claims and false statement laws, including the civil False Claims Act, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal civil False Claims Act in connection with their off-label promotion of drugs. Penalties for a civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal civil False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

Additionally, HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians and their immediate family members. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Affordable Care Act and Other Reform Initiatives

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

By way of example, in March 2010, the ACA was enacted. The ACA includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the U.S. Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

•	The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The ACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”).

•	The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The ACA included the Federal Physician Payments Sunshine Act, which requires certain pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exception, to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members. Covered manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to CMS for the first reporting period (August 1, 2013—December 31, 2013) by March 31, 2014, and were required to report detailed payment data for the first reporting period and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, covered manufacturers must submit reports by the 90th day of each subsequent calendar year. The information reported was made publicly available on a searchable website in September 2014.

•	The ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The ACA created the Independent Payment Advisory Board which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to improve quality of care and lower program costs of Medicare, Medicaid and the Children’s Health Insurance Program, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Many of the details regarding the implementation of the ACA are yet to be determined, and at this time, it remains unclear the full effect that the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Employees

We had seventeen employees as of March 15, 2016. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in Delaware in 1999. Our principal executive offices are located at 91 Hartwell Avenue, Lexington, MA 02421, and our telephone number is (781) 676-2100. Our internet address is www.inotekpharma.com. We use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC. Our common stock is listed on the NASDAQ Global Market under the symbol “ITEK.”

Research and Development

For the years ended December 31, 2015 and 2014, our research and development expenses were $12.6 million and $5.6 million, respectively.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $68.0 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $196.0 million.

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

We have financed our operations with a combination of private and public grants and contracts and equity and preferred stock offerings. From 1997 to 2004, we received non-dilutive funding totaling over $50 million through federal and private grants and contracts. Since 2004, we have raised additional equity capital with funding from biotechnology and pharmaceutical investors. In February 2004, we completed the sale of approximately $20 million of Series A preferred stock. In October 2005, we completed the sale of $35 million of Series B preferred stock. In October of 2007, we completed the sale of approximately $24 million of Series C preferred stock. In June 2011, we completed the sale of an aggregate of approximately $23.5 million of Series AA preferred stock in four separate closings during the preceding year. In February 2013, we completed the sale of approximately $3.5 million of convertible promissory notes in three separate closings during the preceding eight months. In July 2013, we completed the sale of an additional approximately $13.5 million of Series AA preferred stock, including the conversion of the convertible promissory notes, in two separate closings during the previous two months. In December 2014, we completed the issuance and sale of $2.0 million of subordinated convertible promissory notes.

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

We expect our research and development expenses to continue to be significant in connection with our product development activities, including our planned Phase 2 clinical trials for our FDC product candidate and our planned Phase 3 programs. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ deficit, financial position, cash flows and working capital.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.

Our operations have consumed substantial amounts of cash since inception. At December 31, 2015, our cash and cash equivalents and short-term investments aggregated $111.3 million. We estimate that these funds will be sufficient to fund our projected operating requirements through 2017. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

Our product candidates are trabodenoson as a monotherapy and as an FDC consisting of trabodenoson with a prostaglandin analog, or PGA. We have no other product candidates in our near term product pipeline. As a result, we are substantially dependent on the successful development and commercialization of trabodenoson. If the results of our chronic toxicology program were to identify a safety problem, or if our current and upcoming pivotal trials of trabodenoson monotherapy or our current Phase 2 program for the FDC product candidate were to demonstrate lack of efficacy in lowering intraocular pressure, or IOP, or any safety issues related to trabodenoson, our development strategy would be materially and adversely affected.

We have not obtained regulatory approval for any of our product candidates in the United States or in any other country.

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or in any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We have completed a Phase 2 trial in which we tested trabodenoson co-administered with latanoprost. We attended an End-of-Phase 2 meeting with the FDA for trabodenoson monotherapy in the first half of 2015 and initiated a pivotal Phase 3 program in the fourth quarter of 2015, which consists of two Phase 3 monotherapy pivotal trials and a long-term safety study. We cannot predict whether any of our future trials, including our planned long-term safety trial of trabodenoson, will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or will conduct. Moreover, any determination of changes in a study design and its confirmation with the FDA could result in a significant range of costs for the Phase 3 pivotal and long-term safety trials.

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

We completed a Phase 2 trial to evaluate the efficacy, tolerability and safety of trabodenoson when co-administered with commercially-available latanoprost eye drops. However, we have not yet formulated our FDC product candidate to include these two drugs in a single combination dose, and we may never be able to formulate or manufacture our FDC product candidate in a way that is suitable for clinical or commercial use. Any delay or failure to develop a suitable product formulation or manufacturing process for our FDC product candidate could materially harm our commercial prospects, result in higher costs or deprive us of potential product revenues.

Failure can occur at any stage of clinical development. If the clinical trials for our product candidates are unsuccessful, we could be required to abandon development.

A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Prior to initiation of our Phase 3 monotherapy clinical trial in October 2015, we had exposed 233 clinical trial subjects to trabodenoson. The FDA expects that a total of at least 1,300 patients will be exposed to at least a single dose of trabodenoson before submission of an NDA, and the complete NDA submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. In addition, we have typically only tested our product candidates in a single eye, which may not accurately predict the efficacy or safety of our product candidates when dosed in both eyes. Our current and planned Phase 3 pivotal trials and long-term safety study of trabodenoson monotherapy may not produce the results that we expect. Our current and planned clinical trials are also designed to test the use of trabodenoson in combination with latanoprost in a single dosage form. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as a monotherapy. Our current product candidates remain subject to the risks associated with clinical drug development as indicated above.

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

We do not currently, nor currently intend to, operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture our product candidates and potential products on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We currently have only one supplier of active pharmaceutical ingredient. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain adequate supply for our clinical trials and commercialization. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if and when they are approved. Our third-party manufacturers have made only a limited number of lots of our product candidates to date and have not made any commercial lots. The manufacturing processes for our product candidates have never been tested at commercial scale, and the process validation requirement has not yet been satisfied for any product candidate. These manufacturing processes and the facilities of our third-party manufacturers will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of our product candidates, and thereafter on an ongoing basis. Some of our third-party manufacturers have never been inspected by the FDA and have not been through the FDA approval process for a commercial product. Some of our third-party manufacturers are subject to FDA inspection from time to time. Failure by these third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 inspectional observations, warning letters or injunctions or the loss of operating licenses. Based on the severity of the regulatory action, our clinical or commercial supply of our product candidates could be interrupted or limited, which could have a material adverse effect on our business.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033. See “Business—Intellectual Property” included in this Annual Report on Form 10-K for the year ended December 31, 2015, for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2015, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in this Annual Report on Form 10-K for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with seventeen full-time employees as of March 22, 2016, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Although our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our closing stock price has reached a high of $19.45 and a low of $4.68 through March 22, 2016.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015, may have a significant impact on the market price of our common stock:

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

As of December 31, 2015, our officers and directors, and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 71% of our common stock.

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

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. As of December 31, 2015, we have 26,423,394 outstanding shares of common stock, which excludes 1,631,677 shares of common stock issuable upon the exercise of stock options outstanding as of December 31, 2015, at a weighted-average exercise price of $5.19 per share.

At December 31, 2015, holders of an aggregate of 8.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

If we are unable to substantially utilize our net operating loss (“NOL”) carryforward, our financial results will be adversely affected.

As of December 31, 2015 we had federal and state net operating losses of approximately $88 million and $47 million, respectively, which may be utilized against future federal and state income taxes, respectively. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, or prior issuances of our common stock, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, or have occurred in the past, we may not derive some or all of the expected benefits from our NOLs. We have determined that we have experienced prior ownership changes occurring in 2005, 2007, and 2015. NOLs generated prior to these changes, although subject to an annual limitation, can be utilized in future years as well as any post change NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Lexington, Massachusetts, and consists of approximately 15,000 square feet of leased office space under a lease that expires in February 2023. We will require additional space and facilities as our business expands.

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

2015	High	Low
February 18, 2015 to March 31, 2015 (First Quarter)	$6.20	$5.05
Second Quarter	$6.14	$4.75
Third Quarter	$19.45	$4.82
Fourth Quarter	$13.36	$9.01

On March 4, 2016, the closing price for our common stock as reported on the NASDAQ Global Market was $6.73.

Stockholders

As of March 4, 2016, there were 43 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the year ended December 31, 2015 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

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

Use of Proceeds from Registered Securities

In February 2015, we completed our (i) Initial Public Offering (the “IPO”) of 6,667,000 shares of our common stock at a price of $6.00 per share and (ii) the concurrent offering of $20.0 million aggregate principal amount of our 5.0% Convertible Senior Notes due 2020 (the “2020 Notes”). In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Notes upon exercise of their overallotment options. We received net proceeds of approximately $36.5 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and approximately $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances. In July and August 2015, holders of $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment (as defined in the notes to the consolidated financial statements) was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

In August 2015, the Company completed an underwritten public offering of its common stock (the “Follow-on Offering”). The Company issued 6,210,000 shares of its common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6. Selected Financial Data

We derived the selected statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements appearing elsewhere in this annual report on Form 10-K.

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

	Year Ended December 31,
(in thousands, except share and per share data)	2015	2014
Statements of Operations Data:
Operating expenses:
Research and development	$(12,554)	$(5,592)
General and administrative	(7,842)	(2,112)

Loss from operations	$(20,396)	$(7,704)
Interest income	89	—
Interest expense	(1,230)	(980)
Loss on extinguishment of debt	(4,399)	—
Change in fair value of warrant liabilities	267	(845)
Change in fair value of Convertible Bridge Notes redemption rights derivative	480	(2)
Change in fair value of 2020 Convertible Bridge Notes derivative liability	(42,793)	—

Net loss	$(67,982)	$(9,531)

Net loss per common share—basic and diluted	$(3.72)	$(13.52)

Weighted-average common shares outstanding—basic and diluted	18,311,333	1,020,088

	Year Ended December 31,
(in thousands)	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$80,042	$3,618
Short-term investments	31,238	—
Total assets	113,321	5,520
Convertible notes payable	—	1,541
Notes payable—current portion	—	3,063
Notes payable, net of current portion	—	2,550
Warrant liabilities and convertible notes redemption rights derivative	—	962
Total liabilities	4,508	10,278
Series AA redeemable convertible preferred stock	—	46,253
Accumulated deficit	(196,023)	(128,041)
Total stockholders’ equity (deficit)	108,813	(51,559)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our financial statements, related notes and other financial information included elsewhere in this Form 10-K . This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this prospectus.

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

As of December 31, 2015, we had an accumulated deficit of $196.0 million and cash and cash equivalents and short-term investments aggregating $111.3 million. We estimate we have sufficient funding to sustain operations through 2017. See “Liquidity and Capital Resources.”

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

The following table summarizes our research and development expenses by type of activity for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
Trabodenoson—direct clinical and non-clinical	$8,653	$4,383
Personnel and other expenses:
Employee and consultant-related expenses	3,483	1,075
Facility expenses	336	121
Other expenses	82	13

Total personnel and other expenses	3,901	1,209

Total research and development expenses	$12,554	$5,592

All research and development efforts and expenses for the years ended December 31, 2015 and 2014 relate to the development of trabodenoson. We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $50 million for external development costs related to trabodenoson from inception through December 31, 2015.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, increased stock-based compensation charges, expanded infrastructure, increased costs for insurance, and increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

Interest Expense

Interest expense consists primarily of interest on our 2020 Convertible Notes, notes payable, convertible promissory notes, amortization of loan discounts as well as interest calculated based on the amortization of the beneficial conversion feature of the convertible promissory notes. In February 2015, we repaid our borrowings under our existing notes payable agreements with Horizon Technology Finance Corporation and Fortress Credit Co. LLC with the proceeds from our IPO and the convertible promissory notes converted into common stock pursuant to the IPO. In July and August of 2015 our 2020 Convertible Notes fully converted into common stock.

Interest Income

Interest income relates to interest earned from invested funds.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
Operating expenses:
Research and development	$(12,554)	$(5,592)	$6,962
General and administrative	(7,842)	(2,112)	5,730

Total operating expenses	$(20,396)	(7,704)	$12,692
Interest expense	(1,230)	(980)	250
Interest income	89	—	(89)
Loss on extinguishment of debt	(4,399)	—	4,399
Change in fair value of warrant liabilities	267	(847)	(1,114)
Change in fair value of derivative liabilities	(42,313)	—	42,313

Net loss	$(67,982)	$(9,531)	$58,451

Research and development expenses

Research and development expenses increased $7.0 million to $12.6 million for the year ended December 31, 2015, from $5.6 million for the year ended December 31, 2014. This increase was related to higher pre-clinical expenses of $4.7 million primarily related to work preparing drug product for our trabodenoson clinical trials, along with ongoing pre-clinical studies, higher payroll-related and stock-based compensation expense of $1.9 million related to increased staffing and higher consulting expenses of $0.6 million. This increase was partially offset by a $0.3 million net reduction in direct clinical trial expenses as a result of the completion of our Phase 2 trial in October 2014 over increased costs of our Phase 3 trial that commenced in October 2015.

General and administrative expenses

General and administrative expenses increased $5.7 million, to $7.8 million, for the year ended December 31, 2015, as compared to $2.1 million for the year ended December 31, 2014. This increase included $1.6 million in stock-based compensation of which $1.0 million related to the elimination of the our repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO pursuant to our IPO. The remaining increase was due primarily to higher compensation-related expenses of $2.0 million primarily related to increased staffing, including our current CEO and VP of Finance, higher insurance expenses and other public-company related expenses of $0.9 million, higher professional fees of $0.7 million, and higher consulting fees of $0.3 million.

Interest expense

Interest expense increased $0.2 million, to $1.2 million, for the year ended December 31, 2015, as compared to $1.0 million for the year ended December 31, 2014. Interest expense in 2015 was comprised of $1.0 million for coupon interest and amortization of debt discount and deferred financing costs related to our 2020 Convertible Notes, $0.1 million related to our Convertible Bridge Notes and $0.1 million related to our notes payable. Interest expense in 2014 related primarily to our Notes Payable.

Loss on extinguishment of debt

The loss on extinguishment of debt of $4.4 million in the year ended December 31, 2015, consisted of $3.7 million related to the July and August 2015 conversion of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and $0.7 million, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2015, was a gain of $0.3 million related to a decrease in our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock that became warrants to purchase shares of common stock upon our IPO. The $0.8 million loss in the year ended December 31, 2014, related to an increase in the value of the warrant liabilities related to our Series AA Preferred Stock.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities for the year ended December 31, 2015, was a net loss of $42.3 million. We recorded a loss of $42.8 million in the year ended December 31, 2015, related to the final mark-to market of the 2020 Convertible Notes derivative liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and a gain of $0.5 million related to the decrease in the value of the Convertible Bridge Notes redemption rights derivative.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2014	2013
Operating expenses:
Research and development	$(5,592)	$(5,330)	$262
General and administrative	(2,112)	(1,324)	788

Total operating expenses	(7,704)	(6,654)	1,050
Interest expense	(980)	(884)	96
Interest income	—	3	3
Loss on extinguishment of debt	—	—	—
Change in fair value of warrant liabilities	(847)	(81)	766
Change in fair value of derivative liabilities	—	—	—

Net loss	$(9,531)	$(7,616)	$1,915

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

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities increased $0.8 million, to $0.8 million, for the year ended December 31, 2014, as compared to a $0.1 million for the year ended December 31, 2013. The increase resulted primarily from the noncash expense related to changes in the fair value of our warrant liabilities arising from the warrants to purchase shares of Series AA Preferred Stock.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred net losses of $68.0 and $9.5 million for the years ended December 31, 2015 and 2014, respectively. Our operating activities used $17.4 and $9.7 million of cash during the years ended December 2015 and 2014, respectively. As of December 31, 2015, the Company had $111.3 million of cash and cash equivalents and short term securities.

In August 2015, we completed the Follow-on Offering, issuing 6,210,000 shares of our common stock resulting in aggregate net proceeds to us of approximately $74.0 million.

In July and August 2015, holders of $21.0 million principal amount of our 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment was settled with shares of common stock, at our election, resulting in the issuance of 530,072 additional shares of common stock. As a result of these conversions, we no longer have an obligation to repay the principal or make cash interest payments on the 2020 Convertible Notes.

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

	Year Ended December 31,
(in thousands)	2015	2014
Cash used in operating activities	$(17,416)	$(9,743)
Cash used in investing activities	(31,675)	—
Cash provided by financing activities	125,515	568

Net increase (decrease) in cash and equivalents	$76,424	$(9,175)

Net cash used in operating activities

Net cash used in operating activities was $17.4 million for the year ended December 31, 2015 and $9.7 million for the year ended December 31, 2014. Net cash used in operating activities for the year ended

December 31, 2015 principally resulted from our net loss of $68.0 million, increases of prepaid expenses and other assets of $1.3 million and decreases in non-cash expenses related changes in fair value of warrant liabilities and Convertible Bridge Notes redemption rights derivative of $0.7 million. These amounts were partially offset by increases in non-cash expenses related to changes in the fair value of our 2020 Convertible Notes derivative liability of $42.8 million, loss on extinguishment of debt of $4.2 million, stock-based compensation of $2.4 million, increases in accounts payables and accrued expenses of $1.9 million and non-cash interest expense of $1.1 million. Net cash used in operating activities for the year ended December 31, 2014 principally resulted from our net loss of $9.5 million and increased prepaid expenses and other assets primarily related to $1.8 million in deferred public offering costs. These amounts were partially offset by increases in non-cash expenses related to changes in the fair value of our warrant liabilities of $0.8 million, increases in accounts payables and accrued expenses of $0.3 million, non-cash interest expenses of $0.2 million as well as non-cash stock-based compensation expense of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities was $31.7 million for the year ended December 31, 2015, and related primarily to the purchase of $33.7 million of short-term investments, $2.4 million of proceeds from the maturity of short-term investments, and $0.4 million of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $125.5 million for the year ended December 31, 2015, and reflects the net proceeds from (i) the issuance of common stock in our IPO of $38.1 million, (ii) our offering of 2020 Convertible Notes of $19.1 million, and (iii) the issuance of common stock in the Follow-on Offering of $74.0 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally, in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable. Net cash provided by financing activities was $0.6 million for the year ended December 31, 2014 and reflects the net proceeds from issuance of our $2.0 million convertible notes partially offset by principal payments on our notes payable of $1.4 million.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2015:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (1)	$2,122	$209	$587	$620	$706

Total	$2,122	$209	$587	$620	$706

(1)	In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We occupied this space in September 2015 and the lease term commenced in the same month. In February 2016, we amended this lease by leasing an additional 3,888 square feet which we expect to occupy in July 2016.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $111.3 million at December 31, 2015, consisting of funds in operating cash accounts, money market and short-term securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Our material financial instruments at December 31, 2015, consisted of cash and cash equivalents and short-term investments. We have determined that our United States Treasury securities are subject to Level 1 fair value measurements as these assets are valued using quoted market prices in active markets without any valuation adjustments. We have determined that our certificates of deposit are categorized as Level 2 assets under the fair value hierarchy, as there are no quoted market prices in active markets, and our agency bonds as Level 2 assets under the fair value hierarchy, as these assets are not always valued daily using quoted market prices in active markets. Our material financial instruments at December 31, 2014, consisted of preferred stock warrant liabilities and a convertible debt redemption rights derivative. The preferred stock warrant liabilities and convertible debt redemption rights derivative were subject to Level 3 fair value measurements. We accounted for them as liabilities based upon the characteristics and provisions of the underlying instruments. These liabilities were recorded at their fair value on the date of issuance and were re-measured on each subsequent balance sheet date, with fair value changes recognized as income (decreases in fair value) or expense (increases in fair value) in the statements of operations in the accompanying financial statements.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. Compensation cost for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date. Our estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and judgment regarding future trends and factors.

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

Valuations conducted in 2015 and 2014

A third-party valuation consultant was engaged to advise and assist us in connection with the valuations of our (i) Series AA preferred stock warrants outstanding at December 31, 2014, (ii) our convertible debt redemption rights derivative at issuance and at December 31, 2014, (iii) our common stock options issued in August 2014 and (iv) our 2020 Convertible Notes derivative liability at issuance and at the time of the conversions of the 2020 Convertible Notes during 2015. Because our previously outstanding Series X preferred stock was entitled to a contingent liquidation preference which varies based on the total value of our equity, we were precluded from using a closed-form model, such as the Black-Scholes option pricing method, to value the Series AA preferred stock warrants. Therefore, we employed a Monte Carlo simulation methodology to determine the fair value of securities in our capital structure during the period during the period prior to the February 2015 IPO.

Common Stock and Preferred Stock Warrant Valuations

Our initial equity value (“EV”) was determined by utilizing a risk-adjusted discounted cash flow model based upon market research and management’s assessment thereof, which is an income approach and was corroborated with market data, coupled with a series of Monte Carlo simulations which projected various equity values under different possible liquidity events including (i) initial public offering (“IPO”), (ii) merger and acquisition (“M&A”), and (iii) stay-private (“SP”) scenarios. The first two scenarios assumed positive results from our recent Phase 2 clinical trial, while the third scenario considered unfavorable results for valuations performed prior to December 31, 2014 and, at December 31, 2014, no IPO or M&A transaction.

Key assumptions underlying the discounted cash flow model are described below:

•	Based on the research and industry knowledge of our officers and consultants, we developed projections of market penetration, product selling prices and required infrastructure to estimate our future revenues and operating expenses to determine projected free cash flows from our two current product candidates containing trabodenoson, through patent expiration.

•	Probability of Success. To determine the probability of success for the various phases of development required for submission in an NDA, we utilized the clinical trial success rates as published in certain reports.

•	Time to Liquidity. All 2014 valuations assumed liquidity events occurring between December 31, 2014 and April 1, 2015.

•	Risk Free rates. Risk free rates are based on published or imputed government treasury rates as of each valuation date.

•	Volatilities. Volatilities were derived from historical data from guideline publicly traded comparable companies. We used volatilities of 60% to 70% for the 2014 valuations.

The Monte Carlo-simulated total equity values were then allocated to each type of security using a current value (waterfall) method under each scenario and were then probability-adjusted using probability weights by scenario.

As of date:	IPO	M&A	SP
December 31, 2014	70%	25%	5%

Valuation models require the input of highly subjective assumptions. Because our shares had characteristics significantly different from that of publicly traded common stock and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable, single measure of the fair value of our previously outstanding Series AA preferred stock or Series X preferred stock. The foregoing valuation methodologies were not the only valuation methodologies available and will not be expected to be used to value our securities after our IPO. We cannot make complete assurances as to any particular valuation for our securities.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $80.0 million at December 31, 2015, consisting primarily of funds in money market accounts. We also had $31.2 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the Jumpstart Our Business Startups Act of 2012.

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

Item 9B. Other Information

Not applicable.

PART III. — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors, including their respective ages and positions as of the date hereof:

Name	Age	Position
Executive Officers:
David P. Southwell	55	President, Chief Executive Officer and Director
Rudolf Baumgartner, M.D.	56	Executive Vice President and Chief Medical Officer
William K. McVicar, Ph.D.	58	Executive Vice President and Chief Scientific Officer
Dale Ritter	65	Vice President—Finance

Non-Management Directors:
Carsten Boess (1)	49	Director
Ittai Harel (1)(2)(3)	48	Director
Paul G Howes	61	Director
A.N. “Jerry” Karabelas, Ph.D.	63	Director
Isai Peimer (1)(2)(3)	38	Director
Gary Phillips, M.D. (2)	50	Director
Richard N. Spivey, PharmD, PhD (3)	66	Director
Martin Vogelbaum (1)(2)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

David P. Southwell has served as our President and Chief Executive Officer since July 2014, and as one of our directors since August 2014. Mr. Southwell received a B.A. from Rice University and an M.B.A. from Dartmouth College. From March 2010 to October 2012, Mr. Southwell served as Executive Vice President, Chief Financial Officer of Human Genome Sciences, Inc., or Human Genome Sciences, which is owned by GlaxoSmithKline plc. Prior to his time at Human Genome Sciences, Mr. Southwell served as Executive Vice President and Chief Financial Officer of Sepracor Inc. from July 1994 to July 2008. Mr. Southwell has also served on the Board of Directors of PTC Therapeutics Inc. since December 2005 and THL Credit, Inc. since June 2007. We believe that Mr. Southwell’s qualifications to sit on our Board include his broad experience serving on the boards of directors of public companies, his specific experience with public therapeutics companies and his executive leadership, managerial and business experience.

Rudolf Baumgartner, M.D. has served as our Executive Vice President and Chief Medical Officer since June 2007. Dr. Baumgartner received a B.S. and an M.D. from Pennsylvania State University and completed post-doctoral training at the University of Michigan, Johns Hopkins University and the National Institutes of Health.

William K. McVicar, Ph.D. joined us in September 2007 as Executive Vice President, Pharmaceutical Development and has served as our Executive Vice President and Chief Scientific Officer since January 2009. Dr. McVicar also served as our interim President from May 2013 until August 2014. Dr. McVicar received a B.S. from the State University of New York College at Oneonta and a Ph.D. in Chemistry from the University of Vermont.

Dale Ritter joined us as a financial consultant in June 2014 and has served as our Vice President—Finance and Principal Financial and Accounting Officer, Treasurer and Secretary since August 2014. From May 2011 to November 2013, Mr. Ritter served Senior Vice President, Finance and Chief Accounting Officer at Coronado Biosciences, Inc. From January 2011 to May 2011, Mr. Ritter served as an Independent Financial Consultant and from 1994 to 2009 Mr. Ritter served in various roles and most recently as Senior Vice President and Chief Accounting Officer at Indevus Pharmaceuticals, Inc. Mr. Ritter received a B.A. from Syracuse University and an M.B.A. from Babson College.

Non-Management Directors

Carsten Boess has served as one of our directors since January 2016. He is currently the Chief Business Officer at Kiniksa Pharmaceuticals, a privately held biotechnology company. He previously served as Senior Vice President and Chief Financial Officer at Synageva Biopharma Corporation from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Prior to his role at Synageva, Mr. Boess served in multiple roles with increasing responsibility for Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance for Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva based World Wide Executive Finance Management Team while at Serono. Mr. Boess was also Chief Financial Officer at Alexion Pharmaceuticals, and was a finance executive at Novozymes of North America and Novo Nordisk in France, Switzerland and China. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark.

Ittai Harel has served as one of our directors since March 2010. Since July 2006, Mr. Harel has served in various roles, most recently as Managing General Partner, at Pitango Venture Capital, a provider of seed, growth and late-stage capital for core life sciences and technology companies. In connection with these positions, Mr. Harel currently serves on numerous boards of directors, including Vertos Medical, Inc., Lifebond Ltd., Medisafe Project, Ltd. and EarlySense Ltd., also serving as Chairman of the boards of directors of Lifebond Ltd. and EarlySense Ltd. Additionally, Mr. Harel serves on the Compensation Committees of Lifebond Ltd. and EarlySense Ltd. From February 2002 to June 2006, Mr. Harel held pharmaceutical product development strategy and business development roles at Nektar Therapeutics, including serving as Director of Corporate Development. Mr. Harel received a B.S. from Ben Gurion University and an M.B.A. from the Massachusetts Institute of Technology. We believe that Mr. Harel’s qualifications to sit on our Board include his extensive board and management experience, including with development stage life sciences companies.

Paul G. Howes has served as one of our directors since September 2008. From January 2016 to present, Mr. Howes has been President of ThromboGenics Inc. Mr. Howes also served as our President and Chief Executive Officer from September 2008 to May 2013. Prior to his time with us, Mr. Howes served as President of the Americas Region of Bausch + Lomb Incorporated, which is now owned by Valeant Pharmaceuticals International, Inc., from July 2003 to February 2007. Prior to this time, Mr. Howes served in a variety of senior roles at Merck & Co., Inc. for sixteen years. Since May 2013, Mr. Howes has served as a member of the Board of Directors of various companies including: since May 2013, Kish Bancorp and Kish Bank, a financial conglomerate parent company and its community bank subsidiary; since November 2008, Prevent Blindness America, a vision-related charity for which Mr. Howes has served as Chairman since November 2013; since August 2014, ThromboGenics NV and ThromboGenics Inc., a global integrated biopharmaceutical company and its U.S.-based operating subsidiary. Mr. Howes received an A.B. from Harvard University and an M.B.A. from York University. We believe that Mr. Howes’ qualifications to sit on our Board include the intimate knowledge of our operations he developed as our President and Chief Executive Officer, his experience working with a public biopharmaceutical company and his executive leadership, managerial and business experience.

A.N. “Jerry” Karabelas, Ph.D. has served as one of our directors since July 2012 and previously served as one of our directors from February 2004 to January 2012, during which time he was the Chairperson of our board. Since December 2001, Mr. Karabelas has been a managing member at Care Capital II, LLC and Care

Capital III, LLC, or Care Capital, a provider of capital for entrepreneurial private and public companies developing pharmaceuticals. Prior to his work at Care Capital, from July 2000 to September 2001, Mr. Karabelas was the founder and Chairman at Novartis BioVentures, which is owned by Novartis AG, or Novartis, a provider of capital for life sciences companies across the biotech, medical devices and diagnostics industries, prior to which Mr. Karabelas was the Chief Executive Officer of Novartis Pharma AG, which is owned by Novartis. In connection with his work at Care Capital, Mr. Karabelas has served on numerous boards of directors of pharmaceutical and therapeutics companies, including Renovo, plc, Vanda Pharmaceuticals, Inc. and NitroMed, Inc. Since June 2013, Mr. Karabelas served as Chairman of Polyphor AG and since May 2015 has served as a member of the board of REGENEXBIO Inc. Mr. Karabelas also served as a member of the boards of directors of SkyePharma, plc from May 2001 to May 2009 and Human Genome Sciences from 2003 to 2013. Mr. Karabelas received a B.S. from the University of New Hampshire and a Ph.D. from the Massachusetts College of Pharmacy. We believe that Mr. Karabelas’ qualifications to sit on our Board include his extensive experience in working with publicly held pharmaceuticals companies, advising developing life sciences, therapeutics and pharmaceuticals companies and his executive leadership, managerial and business experience.

Isai Peimer has served as one of our directors since May 2013. He was a Managing Director at MedImmune Ventures Inc., an investment company, from August 2010 to February 2016. From September 2009 to August 2010, Mr. Peimer was an associate analyst at AllianceBernstein LP, a global asset management firm. From April 2008 to January 2009, he was a senior associate at Visium Asset Management, LP, a healthcare-focused investment fund. From June 2005 to April 2008, Mr. Peimer worked as an investment banker at J.P. Morgan & Co. and was a management consultant for the pharmaceutical and biotech sectors. In connection with his work at MedImmune Ventures, Inc., Mr. Peimer has served on numerous boards of directors of pharmaceutical and therapeutics companies, including Ambit Biosciences Corp., where he is a member of the Audit and Nominating and Corporate Governance Committees, Adheron Therapeutics Inc., where he was a member of the Compensation and Nominating and Corporate Governance Committees, Corridor Pharmaceuticals, Inc., where he was a member of the Audit Committee, and Amaron Biosciences Ltd. Mr. Peimer received a B.A. from Emory University and an M.B.A. from Dartmouth College. We believe that Mr. Peimer’s qualifications to sit on our Board include his experience on numerous committees of boards of directors of pharmaceutical companies and his work in advising developing life sciences companies.

Gary Phillips, M.D. has served as one of our directors since October 2015. From October 2013 and to the present, Dr. Phillips has been Senior Vice President, Chief Strategy Officer at Mallinckrodt Pharmaceuticals plc. He was also Senior Vice President and President of Autoimmune and Rare Diseases at Mallinckrodt from August to January 2015. Gary was Head of Global Health & Healthcare Industries at the World Economic Forum in Geneva from January 2012 to September 2013. He was President of Reckitt Benckiser Pharmaceuticals, Inc. (now Indivior) from 2011 to 2012. He served as President of U.S. Surgical and Pharmaceuticals at Bausch & Lomb from 2002 to 2008. Dr. Phillips has also held executive roles at Merck Serono SA (a division of Merck KGaA) from 2008 to 2011, Novartis Corporation from 2000 to 2002, and Wyeth Pharmaceuticals, Inc. (now Pfizer, Inc.) from 1999 to 2000. Dr. Phillips was a healthcare strategy managing consultant at Towers Perrin (now Towers Watson & Co) from 1997 to 1999, and practiced as a general medicine clinician/officer in the US Navy, from which he was honorably discharged as a lieutenant commander. Dr. Phillips was educated at the University of Pennsylvania, where he received an M.D. (Alpha Omega Alpha) from the School of Medicine, an MBA from the Wharton School, and B.A. (summa cum laude, Phi Beta Kappa) in biochemistry with distinction from the School of Arts and Sciences. He completed postgraduate medical education at United States Naval Medical Center and maintains an active medical license. Currently, he serves on the boards of Aldeyra Therapeutics (NASDAQ: ALDX), Envisia Therapeutics, and Rheon Medical SA.

Richard N. Spivey, PharmD, PhD has served as one of our directors since July 2015. Dr. Spivey currently serves as a scientific advisor to the pharmaceutical industry and as a member of the Board of Councilors, University of Southern California, and School of Pharmacy. From 2010 to 2015, he was the Senior Vice President, Global Regulatory Affairs at Allergan, plc. From 2002 to 2010, Dr. Spivey served various roles at Meda AB (previously MedPointe Inc.), most recently as the Chief Scientific Officer (Head of R&D). Dr. Spivey

has also held positions at Pharmacia Corporation (now Pfizer Inc.), Schering-Plough Corporation (now Merck & Co.), Parke-Davis Pharmaceutical Research Division, and Boots Pharmaceuticals, Inc. Dr. Spivey received his PharmD from the University of Southern California and his PhD from the College of Pharmacy, University of Minnesota. We believe that Dr. Spivey’s qualifications to sit on our Board include his distinguished background in drug development and regulatory affairs spanning thirty-years of experience working at leading pharmaceutical companies.

Martin Vogelbaum has served as one of our directors since April 2010. From December 2015 to the present, Mr. Vogelbaum has been Corporate Vice President, Business Development at Celgene Corporation. From May 2005 to December 2015, Mr. Vogelbaum was a Partner at Rho Ventures, or Rho, a venture capital investment firm focused on companies in the healthcare, information technology, new media and multiple other sectors. Mr. Vogelbaum has served on numerous boards of directors private and public of biopharmaceutical companies, including Cara Therapeutics, Inc., where he has been a director since July 2010 through the present date, and NephroGenex, Inc., where he served as director from October 2013 to May 2014. Mr. Vogelbaum has more than twenty years of experience investing in life sciences companies at various stages of development and has co-founded more than a half dozen companies. Mr. Vogelbaum received an A.B. from Columbia University. We believe that Mr. Vogelbaum’s qualifications to sit on our Board include his experience in investing in and service on boards of directors of public and private biopharmaceuticals and therapeutics companies.

Composition of Our Board of Directors

Our Board of Directors currently consists of nine members. Our nominating and governance committee and Board of Directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity and is not limited to race, gender or national origin. We have no formal policy regarding board diversity. Our nominating and governance committee’s and Board of Directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

Director independence. Our Board of Directors has determined that all members of the Board of Directors, except Messrs. Howes and Southwell, are independent, as determined in accordance with the rules of The NASDAQ Global Market, or NASDAQ. In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. The composition and functioning of our Board of Directors and each of our committees complies with all applicable requirements of NASDAQ and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Staggered board. In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The following persons have been designated to serve as directors in the following classes until the term specified below or until his earlier death, resignation or removal:

•	Our Class I directors are David P. Southwell and Richard N. Spivey, PharmD, PhD (term expires on date of annual meeting of stockholders following the year ending December 31, 2017);

•	Our Class II directors are Isai Peimer, Martin Vogelbaum Gary M. Phillips, Carsten Boess and Ittai Harel (term expires on date of annual meeting of stockholders following the year ending December 31, 2015); and

•	Our Class III directors are Paul G. Howes and A.N. “Jerry” Karabelas, Ph.D. (term expires on date of annual meeting of stockholders following the year ending December 31, 2016).

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one third of the Board of Directors.

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of our Chairperson of the board and Chief Executive Officer are presently separated. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairperson of the board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as our Chairperson, particularly as the Board of Directors’ oversight responsibilities continue to grow. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors. Our Board of Directors believes its administration of its risk oversight function has not affected its leadership structure. Although our amended and restated bylaws do not require our Chairperson and Chief Executive Officer positions to be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Our Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board of Directors performs this oversight role by using several different levels of review. In connection with its reviews of our operations and corporate functions, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Director Nomination Process

There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on April 29, 2015.

Board Committees

Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a separate charter adopted by our Board of Directors. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, NASDAQ and SEC rules and regulations.

Audit Committee

Isai Peimer, Carsten Boess, Ittai Harel and Martin Vogelbaum currently serve on the audit committee, which is chaired by Isai Peimer. Our Board of Directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable rules of NASDAQ. Our Board of Directors has designated Isai Peimer as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt, retention and treatment of complaints received regarding ethics-related issues or potential violations of our code of business conduct and ethics and accounting and auditing-related complaints and concerns;

•	recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

Compensation Committee

Martin Vogelbaum, Isai Peimer, Gary Phillips, and Ittai Harel currently serve on the compensation committee, which is chaired by Martin Vogelbaum. Our Board of Directors has determined that each member of the compensation committee is “independent” as that term is defined in the applicable rules of NASDAQ. The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential current compensation advisors in accordance with the independence standards identified in the applicable rules of NASDAQ;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and making recommendations to the Board of Directors with respect to director compensation;

•	preparing the compensation committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K; and

•	reviewing and discussing with the Board of Directors corporate succession plans for the Chief Executive Officer and other key officers.

Nominating and Corporate Governance Committee

Ittai Harel, Richard N. Spivey, PharmD, PhD and Isai Peimer currently serve on the nominating and corporate governance committee, which is chaired Ittai Harel. Our Board of Directors has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable rules of NASDAQ. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the Board of Directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the Board of Directors a set of corporate governance guidelines; and

•	overseeing the evaluation of the Board of Directors and management.

Corporate Governance

Our Board of Directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.inotekpharma.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth the portion of compensation paid to the named executive officers that is attributable to services performed during the fiscal year ended December 31, 2015 and 2014.

Name and principal position	Fiscal Year	Salary $	Bonus $		Option Awards $ (5)	All other compensation $ (6)	Total $
David P. Southwell	2015	440,152	257,000	(1)	602,912	138	1,043,202
President and Chief Executive Officer	2014	115,385	38,712	(5)	1,326,000	—	1,441,385

Rudolf Baumgartner, M.D.	2015	387,124	152,000	(1)	301,456	8,208	696,788
Executive Vice President and Chief Medical Officer	2014	337,816	109,454	(2)	663,000	7,800	1,118,070

William K. McVicar, Ph.D.	2015	372,523	148,000	(1)	301,456	8,208	682,187
Executive Vice President and Chief Scientific Officer	2014	304,562	85,912	(3)	663,000	7,800	1,061,274

Dale Ritter	2015	273,385	107,000	(1)	100,485	6,779	380,649
Vice President—Finance	2014	75,519	26,608	(4)	146,000		248,127

(1)	Represents bonus amounts earned in 2015 and paid in 2016.
(2)	Represents $25,000 bonus for the achievement of a clinical milestone and $84,454 related to 2014 performance which was earned in 2014 and paid to Dr. Baumgartner in 2015.
(3)	Represents $25,000 related to the achievement of a clinical milestone and $60,912 related to 2014 performance which was earned in 2014 and paid to Dr. McVicar in 2015.
(4)	Represents bonus amounts earned in 2014 and paid in 2015.
(5)	Reflects the grant date fair value of option awards, calculated in accordance with ASC Topic 718, disregarding the estimate on forfeitures. The assumptions we used for calculating grant date fair values are set forth in Note 8 in this Form 10-K.
(6)	For 2015 consists of: for Mr. Southwell, cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Dr. Baumgartner, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan and $258 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Dr. McVicar, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan and $258 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Mr. Ritter, $6,383 of matching contributions pursuant to the Company’s 401(k) Plan and $396 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000. For 2014 consists of matching contributions pursuant to the Company’s 401(k) Plan.

Executive Agreements

We have entered into employment agreements with certain of our named executive officers. These employment agreements provide for “at will” employment and contain the additional terms summarized below:

David P. Southwell. On August 11, 2014, we entered into an employment agreement with Mr. Southwell, our President and Chief Executive Officer. In 2015, Mr. Southwell received a base salary of $450,000, which is subject to review and adjustment in accordance with our corporate policy. In 2015, Mr. Southwell was eligible for an annual performance bonus with a target amount of 50% of his base salary. In 2015, the Compensation Committee awarded Mr. Southwell a bonus of $257,000, representing 57% of his 2015 base salary. Mr. Southwell is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Mr. Southwell will be eligible to receive the following payments and benefits in the event that his employment is terminated by us without cause or he terminates his employment with us for good reason: base salary continuation for 12 months; if Mr. Southwell is participating in our group health plan immediately prior to the date of termination and elects COBRA health continuation, we will pay him a monthly cash payment equal to the monthly employer contribution we would have made to provide him health insurance if he had remained employed by us until twelve months following the date of termination; and the portion of the stock options and other time-based equity awards held by Mr. Southwell as of the date of termination that would have vested in the 12 months following termination of his employment had he remained employed by us through such date shall immediately accelerate and become fully vested as of the date of termination.

Rudolf Baumgartner, M.D. On May 2, 2007, we entered into an employment agreement with Dr. Baumgartner, our Executive Vice President and Chief Medical Officer, which we amended on December 23, 2008 and October 9, 2009. In 2015, Dr. Baumgartner received a base salary of $380,000, which is subject to review and adjustment in accordance with our corporate policy. In 2015, Dr. Baumgartner was eligible for an annual performance bonus with a target amount of 35% of his base salary. In 2015, the Compensation Committee awarded Dr. Baumgartner a bonus of $152,000, representing 40% of his 2015 base salary. Dr. Baumgartner is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Dr. Baumgartner will be eligible to receive the following payments and benefits in the event that his employment is terminated by us without cause: base salary continuation for twelve months; and a monthly cash payment equal to the monthly employer contribution to provide him health and dental insurance coverage if he had remained employed by us until 12 months following the date of termination. The receipt of the severance payments and benefits set forth above shall be conditioned upon Dr. Baumgartner not violating the terms of a restrictive covenant agreement between Dr. Baumgartner and Inotek.

William K. McVicar, Ph.D. On August 23, 2007, we entered into an employment agreement with Dr. McVicar, our Executive Vice President and Chief Scientific Officer, which we amended on December 23, 2008 and October 9, 2009. In 2015, Dr. McVicar received a base salary of $370,000, which is subject to review and adjustment in accordance with our corporate policy. In 2015, Dr. McVicar was eligible for an annual performance bonus with a target amount of 35% of his base salary, payable at the discretion of our Board. In 2015, the Compensation Committee awarded Dr. McVicar a bonus of $148,000, representing 40% of his 2015 base salary. Dr. McVicar is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Dr. McVicar will be eligible to receive base salary continuation for 12 months in the event that his employment is terminated by us without cause. The receipt of the severance payments and benefits set forth above shall be conditioned upon Dr. McVicar not violating the terms of a restrictive covenant agreement between Dr. McVicar and Inotek.

Dale Ritter. On August 28, 2014, we entered into an employment agreement with Mr. Ritter, our Vice President—Finance. In 2015, Mr. Ritter received an annual base salary of $265,000. Mr. Ritter is eligible for an annual performance bonus with a target amount of 30% of his annualized base salary. In 2015, the Compensation Committee awarded Mr. Ritter a bonus of $107,000, representing 40% of his 2015 base salary. Mr. Ritter is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Mr. Ritter will be eligible to receive base salary continuation for six months in the event that his employment is terminated by us without cause. The receipt of the severance payments and benefits set forth above shall be conditioned upon Mr. Ritter not violating the terms of a restrictive covenant agreement between Mr. Ritter and Inotek.

Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, and such named executive officer not violating the terms of a restrictive covenant agreement, each named executive officer will be eligible to receive the payments and benefits set forth below in the event that such executive officer’s employment is terminated by us without cause or the named executive officer terminates his or her employment with us for good reason, in either case within twelve months after a “change in control.” The payments and benefits described below and due to each named executive officer other than Mr. Southwell are in addition to, not in lieu of, the payments set forth above next to such named executive officer’s name. With respect to Mr. Southwell, the payments and benefits described below are in lieu of the payments set forth above next to Mr. Southwell’s name.

•	With respect to all named executive officers other than Mr. Southwell, all unvested stock options and other stock-based awards held by such named executive officer as of the date of the termination of such named executive officer’s employment shall immediately accelerate and become fully vested as of the date of termination of such named executive officer.

•	With respect to Mr. Southwell, a one-time lump payment equal to 18 months base salary within 45 days of termination.

Equity Incentive Awards

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards for each of our named executive officers as of December 31, 2015.

	Option Awards
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Per share option exercise price ($)	Option expiration date
David P. Southwell	132,832	(1)	265,665	(1)	4.342	8/28/2024
			150,000	(2)	5.03	6/23/2025
Rudolf Baumgartner, M.D.	2,170	(3)			40.578	6/3/2017
	197	(3)			40.578	3/20/2018
	66,416	(1)	132,832	(1)	4.342	8/28/2024
			75,000	(2)	5.03	6/23/2025
William K. McVicar, Ph.D.	1,269	(3)			40.578	9/18/2017
	462	(3)			40.578	12/31/2018
	115	(3)			40.578	3/20/2018
	66,416	(1)	132,832	(1)	4.342	8/28/2024
			75,000	(2)	5.03	6/23/2025
Dale Ritter	10,996	(1)	32,987	(1)	4.342	8/28/2024
			25,000	(2)	5.03	6/23/2025

(1)	These stock options were granted pursuant to the 2014 Stock Option and Incentive Plan on August 28, 2014, have a ten-year term and will vest 25% on the one-year anniversary of that grant date and the remaining 75% will vest equally over the following 36 monthly anniversaries. However, these stock options became valid and issued pursuant to the consummation of the Company’s initial public offering which occurred on February 17, 2015.
(2)	These stock options were granted pursuant to the 2014 Stock Option and Incentive Plan on June 24, 2015, have a ten-year term, and will vest 25% on the one-year anniversary of the Company’s initial public offering which occurred on February 17, 2015 and the remaining 75% will vest equally over the following 36 monthly anniversaries.
(3)	These stock options were granted pursuant to the 2004 Stock Option and Incentive Plan and are fully vested.

Employee Stock Purchase Plan

In November 2014, the Company’s Board of Directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll withholdings and pursuant to specific offerings of common stock. An eligible employee may contribute up to 10%, in full percentages, of gross wages, which are withheld from each payroll, to the ESPP. At the end of each offering, an ESPP participant employee will purchase shares at 85% of the lower of the fair value of the Company’s common stock on the first and last day of the offering with aggregate withholdings as of the end of the offering. The offerings commence on June 1 and December 1 and are six months in duration. A participant may reduce his or her withholdings as many times as he or she wishes and may increase his or her withholdings two times during an offering. The Company’s Board of Directors has authorized the issuance of a number of shares of common stock issuable under the ESPP to the number that represents 1% of the Company’s outstanding common stock outstanding immediately after the IPO, or 160,276 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the Board of Directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. On January 1, 2016, the number of shares reserved and available for issuance under the ESPP was increased by 97,000 to 244,133 shares. As of December 31, 2015, 13,143 shares of common stock were purchased by plan participants and issued by the Company pursuant to the ESPP at a purchase price of $4.83 per share. Dr. Baumgartner, Dr. McVicar and Mr. Ritter each purchased 4,143 shares, 4,156 shares and 2,591 shares, respectively.

Inotek Pharmaceuticals Corporation 401(k) Profit-Sharing Plan (“401(k) Plan”)

The Company maintains the 401(k) Plan through which its employees who are not covered by a collective bargaining agreement and are not non-resident aliens may contribute a portion of their earnings on a tax-deferred basis, up to certain limitations specified by federal law. The Company may, in its sole discretion, make a matching contribution on behalf of a contributing employee. The Company has elected to match 100% of the first 3% of compensation contributed by an employee. All employee contributions are immediately vested. Matching contributions made by the Company vest based on years of service according to the following vesting schedule: less than one year, 0%; one year but less than two years, 25%; two years but less than three years, 50%; three years or more, 100%.

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015. Our equity plans consist of the 2014 Plan, our 2004 Stock Option and Incentive Plan and our 2014 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1):	1,644,820	$5.19	691,732
Equity compensation plans not approved by security holders	—	—	—

Total	1,644,820	$5.19	691,732

(1)	No additional awards will be made under the 2004 Stock Option and Incentive Plan.

DIRECTOR COMPENSATION

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2015. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2015. David P. Southwell, who is also our President and Chief Executive Officer, receives no compensation for his service as a director, and, consequently, is not included in this table.

Our Board adopted a formal director compensation policy for all of our non-employee directors that became effective upon the closing of our initial public offering.

2015 Director Compensation Table

Director name	Fees earned or paid in cash $	Option awards $(5)		All other compensation ($)		Total ($)
Ittai Harel	42,533	46,019	(1)	—		88,552
Paul G. Howes	30,431	46,019	(1)	—		76,450
Devang V. Kantesaria, M.D.	17,648	—		—		17,648
A.N. “Jerry” Karabelas, Ph.D.	56,514	46,019	(1)	—		102,533
Isai Peimer	50,428	46,019	(1)	—		96,447
Gary Phillips	8,682	158,992	(2)	—		167,674
Richard Spivey	18,490	100,852	(3)	7,500	(4)	126,842
Martin Vogelbaum	45,646	46,019	(1)	—		91,665

(1)	Represents the grant date fair value of an option to purchase 12,000 shares of our common stock granted to each then-current non-employee director on June 24, 2015 with an exercise price of $5.03 per share.
(2)

Represents the grant date fair value of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $9.50 per share to Dr. Phillips upon his becoming a director on October 13, 2015.

(3)	Represents the grant date fair value of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $5.32 per share to Dr. Spivey upon his becoming a director on July 16, 2015.
(4)	Represents a consulting fee paid to Dr. Spivey prior to his becoming a director.
(5)	Reflects the grant date fair value of option awards, calculated in accordance with ASC Topic 718, disregarding the estimate on forfeitures. The assumptions we used for calculating grant date fair values are set forth in Note 8 in this Form 10-K.

As of December 31, 2015, total options shares held by board members are as follows: 28,017 shares for Mr. Howes; 24,000 shares for Dr. Phillips and Dr. Spivey; and 21,857 shares for Mr. Harel, Mr. Peimer, Dr. Karabelas and Mr. Vogelbaum.

Post IPO Non-Employee Director Compensation

The Company adopted a non-employee director compensation policy that became effective upon the Company’s IPO in February 2015. The purpose of this policy is to provide a total compensation package that enables the Company to attract and retain, on a long-term basis, high-caliber directors who are not employees or officers of the Company. For service on the board of directors, annual cash retainers will be paid as follows: for board members, $35,000, for the non-executive chairperson, $65,000. In addition to cash retainers for service ion the board of directors, additional cash retainers will be paid for service on committees of the board of directors. For service on the Audit Committee, annual cash retainers will be paid as follows: for committee members, $7,500, for the chairperson, $15,000. For service on the Compensation Committee, annual cash retainers will be paid as follows: for committee members, $5,000, for the chairperson, $10,000. For service on the Nominating and Corporate Governance Committee, annual cash retainers will be paid as follows: for committee members, $3,000, for the chairperson, $7,500.

In addition, each new non-employee director upon his/her election to the Board will receive a one-time option grant to purchase shares of the Company’s common stock, par value $0.01 per share in such amount and on such terms as authorized by the Board, or by a committee appointed by the Board. On the date of each Annual Meeting of Stockholders, an annual option will be granted to each non-employee director serving on the Board immediately following the Company’s annual meeting of stockholders to purchase shares of common stock in such amount and on such terms as authorized by the Board, or by a committee appointed by the Board.

All of the foregoing option grants will have an exercise price equal to the fair market value of a share of common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of February 16, 2016 for:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock;

•	our named executive officers;

•	each of our other directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. A person is deemed to be a beneficial holder of our common stock if that person has or shares voting power, which includes the power to vote or direct the voting of our common stock, or investment power, which includes the power to dispose of or to direct the disposition of such capital stock. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 26,423,394 shares of common stock outstanding as of February 16, 2016 and excludes (i) 1,631,677 shares of common stock issuable upon the exercise of stock options outstanding as of December 31, 2015, at a weighted-average exercise price of $4.64 per share; and (ii) 56,408 shares of common stock issuable upon the exercise of warrants outstanding as of December 31, 2015, which have an exercise price of $6.204 per share. Shares of common stock that may be acquired by an individual or group within 60 days of February 16, 2016, pursuant to the exercise of options, warrants or other rights, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise noted below, the address of each person listed on the table is c/o Inotek Pharmaceuticals Corporation, 91 Hartwell Avenue, Second Floor, Lexington, MA 02421.

Name and address of beneficial owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders
Devon Park Associates Entities (1)	3,253,566	12.3%
Rho Ventures Entities (2)	2,627,790	9.9%
Care Capital Entities (3)	2,277,139	8.6%
MedImmune Ventures, Inc. (4)	1,917,906	7.3%
Point72 Asset Management, L.P. (5)	1,840,980	7.0%
RS Investment Management Co. LLC (6)	1,585,006	6.0%
Prudential Financial, Inc. (7)	1,919,852	7.3%
BlackRock, Inc. (8)	1,714,204	6.5%
Named executive officers and directors
David P. Southwell (9)	198,363	*
Rudolf Baumgartner, M.D. (10)	227,190	*
William K. McVicar, Ph.D. (11)	207,347	*
Dale Ritter (12)	25,094	*
Ittai Harel (13)	18,857	*
Paul G Howes (14)	126,506	*
A.N. “Jerry” Karabelas, Ph.D. (15)	2,295,996	8.7%
Isai Peimer (16)	18,857	*
Richard N. Spivey, Pharm.D., Ph.D.	–	*
Martin Vogelbaum (17)	18,857	*
Gary Phillips, M.D.	–	*
Carsten Boess	–	*

All directors and executive officers as a group (12 persons) (18)	3,137,067	11.6%

*	Represents beneficial ownership of less than one percent.
(1)	Based on Schedule 13D filed with the SEC on March 5, 2015, consists of (a) 3,243,709 shares beneficially owned by Devon Park Bioventures, L.P. and (b) 9,857 shares of common stock issuable upon the exercise of options exercisable within 60 days after June 30, 2015 beneficially owned by Devon Park Associates, L.P. The general partner of Devon Park Bioventures, L.P. is Devon Park Associates, L.P. and Devon Park Associates, LLC is the general partner of Devon Park Associates, L.P. Messrs. Devang V. Kantesaria, Christopher Moller and Marc Ostro are the managing members of Devon Park Associates, LLC. Each such managing director may be deemed to have shared voting and investment power over the shares held by Devon Park Associates Entities as described above. The address for Devon Park Associates Entities is 1400 Liberty Ridge Drive, Suite 103, Wayne, Pennsylvania, 19087.
(2)

Based on Schedule 13G filed with the SEC on February 12, 2016, consists of (a) 892,415 shares beneficially owned by Rho Ventures IV (QP), L.P. (“Rho QP”), (b) 930,029 shares beneficially owned by Rho Ventures IV GmbH & Co. BETEILIGUNGS KG (“Rho GmbH”), (c) 636,496 shares beneficially owned by Rho Ventures IV Holdings LLC (“Rho Holdings”), and (d) 168,850 shares beneficially owned by Rho Ventures IV, L.P. (“Rho IV”). (“Rho IV-A”). The voting and dispositive decisions with respect to the shares held by Rho IV, Rho Holdings, Rho IV-A, and Rho QP are made by the following managing members of their general partner or managing member, Rho Management Ventures IV, L.L.C.: Mark Leschly, Habib Kairouz and Joshua Ruch. The voting and dispositive decisions with respect to the shares held by Rho GmbH are made by the following managing directors of its general partner, Rho Capital Partners Verwaltungs GmbH: Mark Leschly, Habib Kairouz and Joshua Ruch. The address for the Rho Venture Entities is 152 West 57th Street, 23rd Floor, New York, New York 10019.
(3)	Based on Schedule 13G filed with the SEC on March 5, 2015, consists of (a) 713,077 shares beneficially owned by Care Capital Investments II, LP. (“Investments II”), (b) 1,490,240 shares beneficially owned by Care Capital Investments III, L.P (“Investments III”), (c) 48,938 shares beneficially owned by Care Capital Offshore Investments II, L.P. (“Offshore II”) and (d) 24,884 shares beneficially owned by Care Capital Offshore Investments III, LP. (“Offshore III”) The voting and disposition of the shares held by Investments II and Offshore II is determined by the following managing members of their general partner, Care Capital II, LLC: A.N. “Jerry” Karabelas, Ph.D., a member of our Board of Directors, Jan Leschly and David R. Ramsay. The voting and disposition of the shares held by Investments III and Offshore III is determined by the following managing members of their general partner, Care Capital III, LLC: A.N. “Jerry” Karabelas, Ph.D., a member of our Board of Directors, Jan Leschly, Richard Markham and David R. Ramsay. The address of the Care Capital Entities is 47 Hull Street, Suite 310, Princeton, New Jersey 08540.
(4)	Based on Schedule 13G filed with the SEC on February 16, 2916, consists of 1,917,906 shares beneficially owned by MedImmune Ventures, Inc. The voting and investment power of the shares held by MedImmune Ventures, Inc. is determined by Ron Laufer, Senior Managing Director of MedImmune Ventures, Inc. Isai Peimer, a member of our Board of Directors, is a Managing Director at MedImmune Ventures, Inc. The address of MedImmune Ventures, Inc. is 1 MedImmune Way, Gaithersburg, Maryland 20878.
(5)	Based on Schedule 13G/A filed with the SEC on February 16, 2916, consists of (a) 1,148,100 shares over which may be deemed to be beneficially owned by Point72 Asset Management Point72 Capital Advisors Inc. and Mr. Steven Cohen, (ii) 700 shares which may be deemed to be beneficially owned by Cubist Systematic Strategies and Mr. Cohen, (iii) 692,180, which may be deemed to be beneficially owned by EverPoint Asset Management and Mr. Cohen. Each of the reporting persons disclaims beneficial ownership of such shares, except to the extent of their proportionate pecuniary interest therein, if any. The principal business address of Point72 Asset Management, Point72 Capital Advisors and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902. The principal business address for Cubist Systematic Strategies and EverPoint Asset Management is 510 Madison Avenue, New York, NY 100122.
(6)	Based on Schedule 13G filed with the SEC on February 9, 2016, consists of 1,585,006 shares over which RS Investment has sole dispositive power, of which RS Investment Management Co. LLC has sole voting power over 1,530,496 shares. The principal business address of RS Investment Management Co. LLC is One Bush Street, Suite 900, San Francisco, CA 94104.
(7)	Based on Schedule 13G filed with the SEC on February 3, 2016, consists shares held directly by Jennison Associates LLC, a wholly-owned subsidiary of Prudential Financial, Inc., and over which Prudential Financial, Inc. has sole voting and dispositive power The principal business address of the beneficial owner is 751 Broad Street, Newark, NJ 07102-3777.
(8)	Based on Schedule 13G filed with the SEC on January 28, 2016, consists shares held by subsidiaries of BlackRock, Inc., and over which BlackRock, Inc. has sole voting and dispositive power. The principal business address of the beneficial owner is 55 East 52nd Street, New York, NY 10055.
(9)	Includes 198,363 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(10)	Includes 101,548 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(11)	Consists of 101,027 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(12)	Includes 25,094 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(13)	Consists of 18,857 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.

(14)	Includes 25,017 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(15)	In addition to the shares described in note (3) above, includes 8,857 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(16)	In addition to the shares described in note (4) above, includes 8,857 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(17)	Consists of 18,857 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.
(18)	Includes 516,104 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 16, 2016.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence2

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2013, which includes our last three full fiscal years, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this prospectus and other documents incorporated by reference herein.

Sales and Purchases of Securities

Equity Financings

In June 2010, we entered into a securities purchase agreement pursuant to which we issued to certain investors shares an aggregate of 9,477,907 of our Series AA Preferred Stock in two separate closings at a price of approximately $1.529 per share, as amended, or the 2010 Series AA Purchase Agreement. In May 2011, we issued to certain investors an additional aggregate of 2,329,464 shares of our Series AA Preferred Stock as a result of our attainment of certain milestones under the 2010 Series AA Purchase Agreement. In June 2011, we issued to certain investors an additional aggregate of 3,651,425 shares of our Series AA Preferred Stock pursuant to an elective extension of the 2010 Series AA Purchase Agreement.

The following table summarizes the participation in the 2010 Series AA Preferred Stock financing by any of our directors, executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, since January 1, 2011.

Name	Shares of Series AA Preferred Stock	Aggregate Purchase Price Paid
Devon Park Bioventures, L.P. (1)	1,677,097	$2,565,746
Pitango Venture Capital Fund IV L.P. (2)	984,987	$1,506,907
Pitango Venture Capital Fund Principals L.P. (2)	21,271	$32,541
Care Capital Investments III, LP (3)	989,729	$1,514,160
Care Capital Offshore Investments III, LP (3)	16,529	$25,297
Rho Management Trust I (4)	294,404	$450,400
Rho Ventures IV, L.P. (4)	135,120	$206,716
Rho Ventures IV (QP), L.P. (4)	318,105	$486,661
Rho Ventures IV GmbH & Co. BETEILIGUNGS KG (4)	331,513	$507,172
MedImmune Ventures, Inc. (5)	905,633	$1,385,503

(1)	Devang V. Kantesaria, a former member of our Board of Directors, is a managing member of Devon Park Associates, LLC, of which Devon Park Bioventures, L.P. is an affiliated fund.
(2)	Ittai Harel, a member of our Board of Directors, is a general partner with Pitango Venture Capital, of which Pitango Venture Capital Fund IV L.P. and Pitango Venture Capital Fund Principals L.P. are affiliated funds.
(3)	A.N. “Jerry” Karabelas, a member of our Board of Directors, is a managing member at Care Capital II, LLC and Care Capital III, LLC, of which Care Capital Investments III, LP and Care Capital Offshore Investments III, LP are affiliated funds.
(4)	Martin Vogelbaum, a member of our Board of Directors, is a Partner at Rho, of which Rho Management Trust I, Rho Ventures IV, L.P, Rho Ventures IV (QP), L.P., and Rho Ventures IV GmbH & Co. BETEILIGUNGS KG are affiliated funds.
(5)	Isai Peimer, a member of our Board of Directors, is a Managing Director at MedImmune Ventures, Inc.

In July 2012, we issued unsecured convertible promissory notes in a private placement for aggregate proceeds of $1.5 million. In November 2012, we issued unsecured convertible promissory notes in a private placement for aggregate proceeds of $1.0 million. In February 2013, we issued unsecured convertible promissory notes in a private placement for aggregate proceeds of $1.0 million. In June 2013, we entered into a securities purchase agreement pursuant to which the promissory notes were converted into 2,677,731 shares of Series AA Preferred Stock in accordance with their terms at a price of $1.3761 per share and we issued to certain investors an additional aggregate of 5,687,991 shares of our Series AA Preferred Stock at a price of $1.529 per share, or the 2013 Series AA Purchase Agreement. In July 2013, we issued an additional aggregate of 852,230 shares of our Series AA Preferred Stock to certain investors and warrants to purchase 852,230 shares of our Series AA Preferred Stock at an exercise price of $0.01 per share, which were exercised in full during 2014.

The following table summarizes the participation in the 2013 Series AA Preferred Stock financing by any of our directors, executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons.

Name	Principal Amount of Convertible Promissory Notes	Shares of Series AA Preferred Stock	Warrants to Purchase Series AA Preferred Stock	Aggregate Purchase Price Paid
Devon Park Bioventures, L.P. (1)	968,789	2,852,631	301,141	$4,248,346.76
Pitango Venture Capital Fund IV L.P. (2)	568,986	988,183	–	$1,444,372.91
Pitango Venture Capital Fund Principals L.P. (2)	12,287	21,319	–	$31,161.02
Care Capital Investments III, LP (3)	571,726	1,683,490	177,717	$2,507,174.01
Care Capital Offshore Investments III, LP (3)	9,548	28,115	2,968	$41,870.35
Rho Ventures IV Holdings LLC (4)	182,366	536,983	56,687	$799,713.93
Rho Ventures IV, L.P. (4)	83,699	246,453	26,017	$367,036.97
Rho Ventures IV (QP), L.P. (4)	197,047	580,211	61,251	$864,093.40
Rho Ventures IV GmbH & Co. BETEILIGUNGS KG (4)	205,353	604,668	63,833	$900,515.95
MedImmune Ventures, Inc. (5)	523,146	1,540,444	162,616	$2,294,139.87

(1)	Devang V. Kantesaria, a former member of our Board of Directors, is a managing member of Devon Park Associates, LLC, of which Devon Park Bioventures, L.P. is an affiliated fund.
(2)	Ittai Harel, a member of our Board of Directors, is a general partner with Pitango Venture Capital, of which Pitango Venture Capital Fund IV L.P. and Pitango Venture Capital Fund Principals L.P. are affiliated funds.
(3)

A.N. “Jerry” Karabelas, a member of our Board of Directors, is a managing member at Care Capital II, LLC and Care Capital III, LLC, of which Care Capital Investments III, LP and Care Capital Offshore Investments III, LP are affiliated funds.

(4)	Martin Vogelbaum, a member of our Board of Directors, is a Partner at Rho, of which Rho Ventures IV, L.P, Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. BETEILIGUNGS KG and Rho Ventures IV Holdings LLC are affiliated funds.
(5)	Isai Peimer, a member of our Board of Directors, is a Managing Director at MedImmune Ventures, Inc.

Debt Financings

In December 2014, we sold subordinated convertible promissory notes, or the 2014 bridge notes, in the aggregate original principal amount of $2.0 million to existing stockholders. As consideration for our issuance of the 2014 bridge notes, each investor paid us an amount equal to the original principal amount of the note issued to the investor. The 2014 bridge notes mature on June 30, 2015, accrue interest at the rate of 8% per annum and are subordinate to all other senior indebtedness of the Company. As of the date of this prospectus, the aggregate outstanding principal and accrued interest under the 2014 bridge notes is approximately $2.0 million. Upon the closing of our initial public offering, all outstanding principal and accrued interest of the 2014 bridge notes, automatically converted into common stock at the initial public offering price. The following table summarizes the participation in the 2014 bridge notes financing by any of our directors, executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons.

Name	Principal Amount of Subordinated Convertible Promissory Note
Devon Park Bioventures, L.P. (1)	$626,942.90
Rho Ventures IV, L.P. (2)	$27,797.11
Rho Ventures IV (QP), L.P. (2)	$146,910.56
Rho Ventures IV GmbH & Co. Beteiligungs KG (2)	$153,102.29
Rho Ventures IV Holdings LLC (2)	$104,780.66
Care Capital Investments III, LP (3)	$369,989.00
Care Capital Offshore Investments III, LP (3)	$6,178.93
MedImmune Ventures, Inc. (4)	$338,551.12
Pitango Venture Capital Fund IV, L.P. (5)	$220,975.53
Pitango Venture Capital Principals Fund IV, L.P. (5)	$4,771.90

(1)	Devang V. Kantesaria, a former member of our Board of Directors, is a managing member of Devon Park Associates, LLC, of which Devon Park Bioventures, L.P. is an affiliated fund.
(2)	Martin Vogelbaum, a member of our Board of Directors, is a Partner at Rho, of which the Rho Venture Entities are affiliated funds.
(3)	A.N. “Jerry” Karabelas, a member of our Board of Directors, is a managing member at Care Capital II, LLC and Care Capital III, LLC, of which the Care Capital Entities are affiliated funds.
(4)	Isai Peimer, a member of our Board of Directors, is a Managing Director at MedImmune Ventures, Inc.
(5)	Ittai Harel, a member of our Board of Directors, is a general partner with Pitango Venture Capital, of which the Pitango Venture Capital Fund Entities are affiliated funds.

Agreements With Our Stockholders

In connection with our preferred stock financings, we entered into a third amended and restated investor rights agreement, or Investor Rights Agreement, and a third amended and restated stockholders agreement, as amended, or Stockholders Agreement, in each case, with the purchasers of our preferred stock and, in the case of the stockholders agreement, certain holders of our common stock.

The rights under each of the Investor Rights Agreement and the Stockholders Agreement terminated upon the closing of our initial public offering, other than certain registration rights for certain holders of our preferred stock described below under “Description of Capital Stock.”

Indemnification Agreements

Our Seventh Amended and Restated Certificate of Incorporation and our bylaws, as amended, provide that we shall indemnify our directors and officers to the fullest extent permitted by law. In addition, we have previously entered into and intend to enter into new agreements to indemnify our directors and executive officers. These agreements will, among other things, indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of our Board of Directors.

Item 14. Principal Accountant Fees and Services

Our audit committee pre-approves all audit and permissible non-audit services provided by RSM US LLP (formerly McGladrey LLP). These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis. All of the services described below were approved by our audit committee.

In 2014, we retained RSM US LLP (formerly McGladrey LLP) to provide audit services for the fiscal years ended December 31, 2014, 2013, and 2012, and for services in connection with our IPO which took place in February 2015. In the table below, audit fees reflects fees for audit services for the years ended December 31, 2015 and December 31, 2014. Audit-Related Fees reflects fees from our IPO-related and Follow-On offering services performed in 2015 and 2014.

	2015	2014
Audit Fees	$162,900	$221,500
Audit-Related Fees	148,000	409,000
Tax Fees	—	—
All Other Fees	—	—

Total	$310,900	$630,500

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, Commonwealth of Massachusetts, on March 23, 2016.

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

Name	Title	Date

/s/ David P. Southwell David P. Southwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2016

/s/ Dale Ritter Dale Ritter	Vice President–Finance (Principal Financial and Accounting Officer)	March 23, 2016

/s/ A.N. “Jerry” Karabelas, Ph.D. A.N. “Jerry” Karabelas, Ph.D.	Director	March 23, 2016

/s/ Ittai Harel Ittai Harel	Director	March 23, 2016

/s/ Carsten Boess Carsten Boess	Director	March 23, 2016

/s/ Paul G. Howes Paul G. Howes	Director	March 23, 2016

/s/ Isai Peimer Isai Peimer	Director	March 23, 2016

/s/ Gary Phillips, M.D. Gary Phillips, M.D.	Director	March 23, 2016

/s/ Richard N. Spivey, PharmD, PhD Richard N. Spivey, PharmD, PhD	Director	March 23, 2016

/s/ Martin Vogelbaum Martin Vogelbaum	Director	March 23, 2016

Inotek Pharmaceuticals Corporation

Index to Financial Statements

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Inotek Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Inotek Pharmaceuticals Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inotek Pharmaceuticals Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts

March 23, 2016

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$80,042	$3,618
Short-term investments	31,238	—
Prepaid expenses and other current assets	1,086	52

Total current assets	112,366	3,670
Property and equipment, net	812	—
Other assets	143	1,850

Total assets	$113,321	$5,520

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,633	$1,146
Accrued expenses and other current liabilities	2,508	992
Notes payable, current portion	—	3,063
Convertible Bridge Notes	—	1,541
Convertible Bridge Notes redemption rights derivative	—	480

Total current liabilities	4,141	7,222
Notes payable, net of current portion	—	2,550
Warrant liabilities	—	482
Other long-term liabilities	367	24

Total liabilities	4,508	10,278

Series AA redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2015; 25,757,874 shares authorized and 24,057,013 shares issued and outstanding at December 31, 2014	—	46,253
Series X redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2015; 2,902,050 shares authorized and 1,892,320 shares issued and outstanding at December 31, 2014	—	548

Total redeemable convertible preferred stock	—	46,801

Commitments and Contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares and 43,509,727 shares authorized at December 31, 2015 and December 31, 2014, respectively; 26,423,394 shares and 1,020,088 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	264	10
Additional paid-in capital	304,583	76,472
Accumulated deficit	(196,023)	(128,041)
Other comprehensive loss	(11)	—

Total stockholders’ equity (deficit)	108,813	(51,559)

Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$113,321	$5,520

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Operating expenses:
Research and development	$(12,554)	$(5,592)
General and administrative	(7,842)	(2,112)

Loss from operations	(20,396)	(7,704)
Interest expense	(1,230)	(980)
Interest income	89	—
Loss on extinguishment of debt	(4,399)	—
Change in fair value of warrant liabilities	267	(845)
Change in fair value of Convertible Bridge Notes redemption rights derivative	480	(2)
Change in fair value of 2020 Convertible Notes derivative liability	(42,793)	—

Net loss	$(67,982)	$(9,531)

Net loss per share attributable to common stockholders—basic and diluted	$(3.72)	$(13.52)

Weighted-average number of shares outstanding—basic and diluted	18,311,333	1,020,088

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Net loss	$(67,982)	$(9,531)
Other comprehensive loss :
Net unrealized loss on marketable securities	(11)	—

Total comprehensive loss	$(67,993)	$(9,531)

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series AA Redeemable Convertible Stock		Series X Redeemable Convertible Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Par value	Shares	Par value
Balances at December 31, 2013	23,204,783	$40,685	1,892,320	$548	1,021,972	$10	(1,884)	$(176)	$79,781	$(118,510)	$—	$(38,895)
Stock-based compensation	—	—	—	—	—	—	—	—	177	—	—	177
Accretion of Series AA preferred stock to redemption value	—	864	—	—	—	—	—	—	(864)	—	—	(864)
Accrual of Series AA preferred stock dividends	—	3,401	—	—	—	—	—	—	(3,401)	—	—	(3,401)
Exercise of Series AA preferred stock warrants	852,230	1,303	—	—	—	—	—	—	955	—	—	955
Retirement of treasury stock	—	—	—	—	(1,884)	—	1,884	176	(176)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(9,531)	—	(9,531)

Balances at December 31, 2014	24,057,013	46,253	1,892,320	548	1,020,088	10	—	—	76,472	(128,041)	—	(51,559)
Stock-based compensation	—	—	—	—	—	—	—	—	2,380	—	—	2,380
Accretion of Series AA preferred stock to redemption value	—	131	—	—	—	—	—	—	(131)	—	—	(131)
Issuance of common stock upon initial public offering, net of $5,303 in offering costs	—	—	—	—	6,966,333	70	—	—	36,425	—	—	36,495
Conversion of Series AA preferred stock into common stock upon initial public offering	(24,057,013)	(46,384)	—	—	7,536,331	75	—	—	46,309	—	—	46,384
Conversion of Series X preferred stock into common stock upon initial public offering	—	—	(1,892,320)	(548)	466,319	5	—	—	543	—	—	548
Conversion of Convertible Bridge Notes into common stock upon initial public offering	—	—	—	—	337,932	3	—	—	2,024	—	—	2,027
Reclassification of fair value of warrant liability to equity upon initial public offering	—	—	—	—	—	—	—	—	215	—	—	215
Common stock issued pursuant to stock option plans	—	—	—	—	9,857	—	—	—	43	—	—	43
Common stock issued pursuant to employee stock purchase plan	—	—	—	—	13,143	—	—	—	63	—	—	63
Conversion of 2020 Convertible Notes into common stock	—	—	—	—	3,863,391	39	—	—	66,337	—	—	66,376
Issuance of common stock upon secondary public offering	—	—	—	—	6,210,000	62	—	—	73,903	—	—	73,965
Unrealized comprehensive loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	—	—	—	—	(67,982)	—	(67,982)

Balances at December 31, 2015	—	$—	—	$—	26,423,394	$264	—	$—	$304,583	$(196,023)	$(11)	$108,813

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(67,982)	$(9,531)
Adjustments to reconcile net loss to cash used by operating activities:
Noncash interest expense	1,132	238
Deferred rent and lease incentives	(20)	—
Loss on extinguishment of debt	4,239	—
Amortization of premium on marketable securities	75	—
Depreciation	45	—
Change in fair value of warrant liabilities	(267)	845
Change in fair value of Convertible Bridge Notes redemption rights derivative	(480)	2
Change in fair value of 2020 Convertible Notes derivative liability	42,793	—
Stock-based compensation	2,380	177
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,256)	(1,804)
Accounts payable	487	917
Accrued expenses and other current liabilities	1,438	(587)

Net cash used in operating activities	(17,416)	(9,743)

Cash flows from investing activities:
Purchase of short-term investments	(33,693)	—
Proceeds from the maturities of short-term investments	2,430	—
Purchase of property and equipment	(412)	—

Net cash provided by investing activities:	(31,675)	—

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	—	1,970
Net proceeds from issuance of common stock in initial public offering	38,085	—
Proceeds from issuance of 2020 Convertible Notes in initial public offering	21,000	—
Payments of 2020 Convertible Notes Issuance Costs	(1,841)	—
Net proceeds from issuance of common stock in follow-on public offering	73,965	—
Proceeds from the issuance of shares pursuant to stock option plans	43	—
Proceeds from the issuance of shares pursuant to employee stock purchase plan	63	—
Proceeds from exercise of warrants for Series AA Preferred Stock	—	8
Principal payments on notes payable	(5,800)	(1,410)

Net cash provided by financing activities:	125,515	568

Net change in cash and cash equivalents	76,424	(9,175)
Cash and cash equivalents, beginning of period	3,618	12,793

Cash and cash equivalents, end of period	$80,042	$3,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$89	$738

Supplemental disclosure of noncash investing and financing activities:
Accrual of Series AA preferred stock dividends	$—	$3,401

Acquisition of leasehold improvements	$445	$—

Conversion of Series AA preferred stock into common stock upon initial public offering	$46,384	$—

Conversion of Series X preferred stock into common stock upon initial public offering	$548	$—

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$2,027	$—

Conversion of 2020 Convertible Notes into common stock	$66,376	$—

Accretion of Series AA preferred stock to redemption value	$131	$864

Reclassification of fair value of warrant liability to equity upon initial public offering	$215	$—

Reclassification of fair value of warrant liability related to exercise of preferred stock warrants	$—	$2,250

Reclassification of deferred public offering costs to stockholders’ equity	$1,590	$—

Reclassification of deferred public offering costs to other assets	$256	$—

Retirement of treasury stock	$—	$176

Unrealized comprehensive loss on marketable securities	$11	$—

The accompanying notes are an integral part of these financial statements.

Inotek Pharmaceuticals Corporation

Notes to Consolidated Financial Statements

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

In February 2015, the Company completed its initial public offering (the “IPO”) of (i) 6,667,000 shares of common stock at a price of $6.00 per share and (ii) $20,000 aggregate principal amount of 5% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”). Existing stockholders and their affiliated entities purchased approximately 3,005,000 shares of common stock issued in the IPO at the same terms previously described. In March 2015 the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1,000 of the 2020 Convertible Notes pursuant to exercises of their overallotment options. The Company received net proceeds of $36,495, after deducting underwriting discounts and offering-related costs, from its equity issuances and $18,903 in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances (See Note 7).

In July and August 2015, holders of $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment (as defined below) was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock.

In August 2015, the Company completed an underwritten public offering of its common stock (the “Follow-on Offering”). The Company issued 6,210,000 shares of its common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $73,965, after deducting underwriting discounts and offering-related costs.

Prior to this the Company has funded its operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of December 31, 2015, the Company had an accumulated deficit of $196,023 and $111,280 of cash, cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, Inotek Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

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

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, certificates of deposit and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents.

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

Short-term investments—Beginning in 2015, short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses for the year ended December 31, 2015, and $11 in net unrealized losses on short-term investments for the year ended December 31, 2015.

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

Short-term investments at December 31, 2015 consist of the following (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$16,160	$—	$—	$16,160
Agency bonds	10,036	—	(5)	10,031
United States Treasury securities	5,053	—	(6)	5,047

	$31,249	$—	$(11)	$31,238

At December 31, 2015, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at December 31, 2015.

Property and Equipment—Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and software	3 - 5 years
Laboratory Equipment	5 years
Office equipment	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Deferred Public Offering Costs—Deferred public offering costs, which consist primarily of direct, incremental legal, accounting, Securities and Exchange Commission and NASDAQ Global Market fees relating to the IPO and issuance of the 2020 Convertible Notes, were capitalized as a component of other assets on the balance sheet as of December 31, 2014. At December 31, 2014, the Company had $1,846 of deferred public offering costs. In the year ended ended December 31, 2015, the Company incurred an additional $1,620 of public offering costs and allocated (i) $2,377 of the aggregate public offering costs to the IPO and $627 to the 2020

Convertible Notes offering, which were recorded as deferred financing costs and were amortized to interest expense from the issuance of the 2020 Convertible Notes, through the conversion of the 2020 Convertible Notes in July and August 2015; and (ii) $462 to the Follow-on Offering.

Deferred Financing Costs— Financing costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and were amortized over the term of the respective notes using the effective interest method. Amortization of deferred financing costs were $107 and $219 in the years ended December 31, 2015 and 2014, respectively (see Note 5).

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

Stock-Based Compensation —The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors. Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date the Company becomes obligated to issue shares of our common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments, warrant liabilities, convertible notes redemption rights derivative and 2020 Convertible Notes derivative liability (see Note 10).

Derivative Financial Instruments—All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the 2020 Convertible Notes and the Convertible Bridge Notes (see Notes 5, 7 and 10).

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

The following table sets forth the computation of basic and diluted EPS attributable to the Company’s common stockholders:

	2015	2014
Numerator:
Net loss	$(67,982)	$(9,531)
Accretion and dividends on convertible preferred stock	(131)	(4,265)

Net loss applicable to common stockholders	$(68,113)	$(13,796)
Denominator:
Weighted average common shares outstanding—basic and diluted	18,311,333	1,020,088

Net loss per share applicable to common stockholders—basic and diluted	$(3.72)	$(13.52)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	December 31, 2015	December 31, 2014
Series AA preferred stock	—	7,356,331
Series X preferred stock	—	466,319
Warrants for Series AA preferred stock	—	56,408
Warrants for common stock	56,408	—
Stock options	1,631,677	911,075

Total	1,688,085	8,790,133

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued (See Note 12).

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

3. Property and Equipment

At December 31, 2015 and 2014, the Company’s property and equipment consisted of the following:

	December 31,
	2015	2014
Office equipment	$334	$50
Computer hardware and software	252	167
Laboratory equipment	43	—
Leasehold improvements	445	—

Total	1,074	217
Less accumulated depreciation	(262)	(217)

Property and equipment, net	$812	$—

During the years ended December 31, 2015 and 2014, the Company recognized $45 and $0 of depreciation expense, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Research and development	$375	$116
Government payable	450	421
Compensation and benefits	999	293
Professional fees	347	155
Other	337	7

Total	$2,508	$992

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

The Company determined that the conversion option, Interest Make-Whole Payments and the Additional Interest were embedded derivatives that required bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the 2020 Convertible Notes, the Company estimated the fair value of the conversion option including the Interest Make-Whole provision and the Additional Interest using the “with” and “without” method. Using this methodology, the Company first valued the 2020 Convertible Notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the 2020 Convertible Notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the 2020 Convertible Notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. The Company developed an estimate of fair value for the 2020 Convertible Notes excluding the Additional Interest using a binomial lattice model. The Company modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the 2020 Convertible Notes were convertible and choosing the action that would maximize the return to the 2020 Convertible Notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

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

In July and August 2015, holders of all $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock in accordance with the terms of the 2020 Convertible Notes. In addition, the Interest Make-Whole Payment was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock. As of the conversion dates, the fair value of the combined embedded derivative liability was determined to be $55,216. The change in the estimated fair value of the combined embedded derivative liability from the recognition dates to the conversion dates and for the year ended December 31, 2015, was $42,793. In addition, the Company recorded a charge of $3,716 in the year ended December 31, 2015, related to extinguishment of the 2020 Convertible Notes. As of December 31, 2015, all $21,000 of the 2020 Convertible Notes were extinguished.

Interest expense related to the 2020 Convertible Notes for the year ended December 31, 2015, was $963, including $74 related to amortization of the issuance costs and $440 related to amortization of the debt discount.

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “2014 Convertible Bridge Notes”). The 2014 Convertible Bridge Notes were to mature on June 30, 2015 and accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of an IPO of common stock of at least $40,000 in gross proceeds (“a qualifying public offering”), all outstanding principal and accrued interest thereon would automatically convert into common stock at the IPO price. In addition, the 2014 Convertible Bridge Notes had the following features: (i) in the event the Company sold new notes prior to a qualifying public offering, the noteholders would convert the 2014 Convertible Bridge Notes into the new notes; (ii) if at any time prior to repayment of the 2014 Convertible Bridge Notes or a qualifying public offering the Company had a change in control transaction, the noteholders would receive either (a) cash in the amount of twice the principal and interest due as of the effective date of the change in control transaction or (b) shares of Series AA preferred stock based upon the conversion of the principal and interest due as of the effective date of the change in control transaction, whichever yields the greatest return (the ‘Change in Control Redemption Feature”); (iii) at any time after maturity, the noteholders could elect to convert all principal and accrued interest into Series AA Preferred stock at the current Series AA preferred stock conversion price; (v) the maturity date of the 2014 Convertible Bridge Notes could be extended two times for additional six-month periods; (vi) upon an event of default, as defined in the notes, the noteholders could declare the 2014 Convertible Bridge Notes immediately payable; and (vii) the Company would not prepay the 2014 Convertible Bridge Notes without the consent of noteholders owning at least two thirds of the outstanding principal. Interest accrued on the 2014 Convertible Bridge Notes was $4 at December 31, 2014 and was reflected in accrued expenses and other current liabilities.

The Company determined that the automatic conversion into common stock upon an IPO was the predominant feature of the 2014 Convertible Bridge Notes. Based on this the Company deemed the 2014 Convertible Bridge Notes to be share-settled debt and accreted the debt discounts recorded (see below) to the redemption value over the term of the 2014 Convertible Bridge Notes. The Company evaluated the various features of the 2014 Convertible Bridge Notes and determined that the Change in Control Redemption Feature met the definition of a derivative and required bifurcation from the 2014 Convertible Bridge Notes. At the issuance of the 2014 Convertible Bridge Notes, the Company valued this derivative at $478 and allocated that value from the proceeds of the 2014 Convertible Bridge Notes and recorded a convertible notes redemption rights derivative liability on the balance sheet. The Company marked this liability to market at each reporting date and reflected the change in fair value in change in fair value of Convertible Bridge Notes redemption rights derivative in the statement of operations. In addition, the Company incurred $30 of costs associated with the issuance of the 2014 Convertible Bridge Notes and recorded this amount as deferred financing costs which were reflected in prepaid expenses and other current assets. The Company amortized (i) the debt discount recorded from the allocation of value to the redemption rights derivative and (ii) deferred financing costs, into interest expense using the effective interest method. During the year ended December 31, 2014, the Company reflected as interest expense related to the 2014 Convertible Bridge Notes (i) $4 related to the 8% coupon rate and (ii) $20 of amortization of the initial redemption rights derivative liability and issuance costs. In addition, the Company reflected a $2 increase in fair value of the derivative liability at December 31, 2014 as loss on change in fair value of convertible notes redemption rights derivative. At December 31, 2014, the principal balance of the 2014 Convertible Bridge Notes was $2,000.

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00 per share. For the year ended December 31, 2015, the Company reflected interest expense related to the Convertible Bridge Notes as follows: (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In the year ended December 31, 2015, in connection with the conversion of the Convertible Bridge Notes into common stock, the Company reflected (i) a $480 gain in change in fair value of the Convertible Bridge Notes redemption rights derivative on conversion and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

Notes Payable

On June 28, 2013, the Company entered into two Loan and Security Agreements (the “Loan Agreements” or “Loans”) with two financial entities (the “Lenders”) pursuant to which the Company issued Loans for $3,500 to each lender and received proceeds of $6,915 net of costs and fees payable to the lenders. The Loans were to bear interest at a rate per annum of 11.0%. The Loans were to mature on October 1, 2016 and required interest-only payments for the initial 12 months and thereafter required repayment of the principal balance with interest in 27 monthly installments. Also, upon full repayment or maturity of the Loans, the Lenders were due a termination payment of 3.0% of the initial principal amount of the Loans, or $210 (the “Loan Termination Payment”). In connection with the Loan Agreements, the Company granted first priority liens and the Loans were collateralized by the Company’s personal property, including cash and cash equivalents. The Loan Agreements contained representations and warranties by the Company and certain indemnification provisions, non-financial covenants and default provisions. The Loan Agreements also included certain provisions allowing for prepayment of the debt by the Company, exercisable at the Company’s option, which required payment of additional interest to the Lenders based upon a stated rate and the balance outstanding at repayment. The Company determined that the various embedded features did not require bifurcation from the Loan Agreements.

In connection with the Loan Agreements, the Company issued to the Lenders fully-vested warrants to purchase either, at the election of the warrant holder, (i) 228,906 shares of the Company’s Series AA preferred stock at an exercise price of $1.529 per share, or (ii) $350 of stock in the next round stock, as defined in the Loan Agreements, at a price that was the lowest effective price per share that is offered in the next round. The warrants were to expire on the earlier of (i) ten years after the date of grant, or (ii) immediately prior to an acquisition transaction, as defined in the warrants.

The Company determined that the warrants should be classified as a liability based upon the nature of the underlying Series AA preferred stock. The Company recorded the fair value of the warrants of approximately $222 (Note 10) as a discount to the carrying value of the Loans and as a liability. The Company recognized any change in the value of the warrant liability each reporting period in the statement of operations. Additionally, the Company incurred fees related to the Loan Agreements and reimbursed Lenders for costs incurred by them aggregating $85 and reflected these fees as a discount to the carrying value of the Loan. The Company amortized these loan discounts and the Loan Termination Payment, together totaling $517, to interest expense over the term of the Loan using the effective interest rate method. For the year ended December 31, 2014, interest expense related to the Loan Agreements was $956, including $218 related to accretion of the debt discount and termination payment. At December 31, 2014, the principal balance on the Loan Agreements was $5,800, including the Loan Termination Payment and the unamortized debt discount and termination payment balance was $188. Principal payments on the Loans were $1,410 during the year ended December 31, 2014.

In connection with the Company’s IPO in February 2015, the Company exercised its right to terminate the Loan Agreements by paying the $5,347 principal balance due, the $210 Loan Termination Payment, a $160 prepayment fee calculated as 3% of the principal balance due at the time of the termination, plus $23 of interest accrued from February 1, 2015 through the payoff date. The Company made a scheduled principal payment of $243 in January 2015. For the year ended December 31, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally, for the year ended December 31, 2015, the Company recorded a loss on extinguishment of the Loan Agreement of $323 related to the write-off of unamortized debt discount.

Subsequent to the Company’s IPO, the warrants issued to the lenders became exercisable for 56,408 shares of common stock at $6.204 per share. The Company calculated the fair value of the warrants at the IPO date using a Black Scholes model using the following assumptions: a fair value of $6.00 per share (the IPO price of the Company’s common stock), 8.4 years to maturity, 1.70% risk-free rate, and 60% volatility. The Company determined the fair value of the warrant liability at the IPO date to be $215 and recorded a gain on change in fair value of warrant liabilities of $267 in the statement of operations for the year ended December 31, 2015. The Company determined that subsequent to this change, the warrants were exercisable at a fixed price for a fixed number of shares of common stock and qualified for equity classification under the accounting guidance, and the fair value of $215 was reclassified to additional paid-in capital as of the IPO date in the year ended December 31, 2015.

6. Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2015 and 2014, as the Company incurred operating losses for each of these years.

A reconciliation between the effective tax rates and statutory rates for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Computed at statutory rate	34.00%	34.00%
State income taxes	1.20	4.93
Expiration of capital loss carryforward	(2.13)	0.00
Expiration of state net operating loss carryforward	0.00	(9.35)
Tax credits	0.73	2.43
Other	(3.35)	(4.28)
Change in value of convertible notes derivatives and warrant liabilities	(21.16)	—
Valuation allowance	(9.29)	(27.73)

	—%	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Net operating loss (“NOL”) and credit carryforwards	$35,858	$30,896
Capitalized research and development costs	14,406	12,041
Capital loss carryover	—	1,672
Other	927	269
Valuation allowance	(51,191)	(44,878)

	$—	$—

As required by ASC 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that the Company has incurred tax losses from inception, management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2015 and 2014. The Company has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2015 and 2014, the valuation allowance changed by $6,313 and $2,643, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

As of December 31, 2015, the Company had federal NOL carryforwards for income tax purposes of $88,436 that expire at various dates through 2035, and state NOL carryforwards of $47,369 that expire at various dates through 2035, available to reduce future federal and state income taxes, if any. As of December 31, 2015, the Company had federal research and development tax credits of $3,196, and state research and development tax credits of $637. If substantial changes in the Company’s ownership should occur, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), there could be annual limitations on the amount of loss carryforwards which can be realized in future periods. The Company has determined that it has experienced prior ownership changes occurring in 2005, 2007 and 2015. The pre-change NOLs, although subject to an annual limitation, can be utilized in future years as well as any post change NOLs, provided that sufficient income is generated and no future ownership changes occur that may limit the Company’s NOLs.

As of December 31, 2015 and 2014, the Company’s total unrecognized tax benefits totaled $333 and $284, respectively, which if recognized would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company files income tax returns in the U.S. federal and Massachusetts tax jurisdictions. Tax years 2012 through 2015 remain open to examination by the tax jurisdictions in which the Company is subject to tax. Since the Company is in a loss carryforward position, the Internal Revenue Service (“IRS”) and state taxing authorities are permitted to audit the earlier tax years and propose adjustments up to the amount of the NOLs generated. The Company is not currently under examination by the IRS or any other jurisdiction for any tax years.

The change in unrecognized tax benefits for each of the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Balance at January 1,	$284	$258
Additions for current year tax positions	49	26
Reductions for expirations of statute of limitations or settlements	—	—

	$333	$284

The Company does not expect significant changes in its unrecognized tax benefits over the next twelve months.

7. Equity

Authorized Shares

As of December 31, 2015, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board. There were 26,423,394 and 1,020,088 shares of common stock outstanding at December 31, 2015 and 2014, respectively.

Preferred Stock

The Company has evaluated the traunched nature of its Preferred Stock offerings, its investor registration rights, as well as the rights, preferences and privileges of each series of Preferred Stock and has concluded that there are no freestanding derivative instruments or any embedded derivatives requiring bifurcation. Additionally, the Company assessed the conversion terms associated with its Preferred Stock and concluded that there were no beneficial conversion features.

Series AA Redeemable Convertible Preferred Stock

In connection with the sale of Series AA preferred stock in 2013, the Company issued warrants to purchase 852,230 shares of Series AA preferred stock at a price of $0.01 per share, with an expiration date on the earliest of (i) July 11, 2023, (ii) the closing of the Company’s IPO, or (iii) the closing of a sale event, as defined in the warrant. The Company allocated $1,585 of the proceeds received to the warrants issued, representing the grant date fair value of the warrants, and accounts for these warrants as liabilities. The Company recognized any change in the fair value of the warrant liabilities each reporting period in the consolidated statements of operations (Note 10). These warrants were exercised in full during the year ended December 31, 2014 for total proceeds of $8 which was recorded as Series AA preferred carrying value. The aggregate $2,250 fair value of the warrants as of the date of each exercise was reclassified partially to Series AA preferred stock carrying value and the remainder to accumulated paid-in capital.

Due to the optional redemption feature of the Series AA preferred stock, the Company classified the Series AA preferred stock as temporary equity in the mezzanine section of the balance sheet and accreted the value to the redemption amount. The carrying amount of the Series AA preferred stock at December 31, 2014 was $46,253, including $9,976 of accrued but unpaid and undeclared dividends. All shares of Series AA preferred stock converted to shares of common stock upon the IPO in February 2015. Pursuant to these conversions, the $46,384 carrying value of the Series AA preferred stock at the time of the IPO was reclassified as $75 to common stock par value and $46,309 additional paid-in capital.

Rights, Preferences, and Privileges

Voting:

Series AA preferred stock voted together with all other classes and series of stock as a single class on all actions to be taken by the stockholders of the Company. Each share of Series AA preferred stock shall entitle the holder to such number of votes per share on each such action were equal the number of shares of common stock (including fractions of a share) into which each share of Series AA preferred stock was then convertible.

Dividends:

Series AA preferred stock accrued dividends quarterly at the rate of eight percent (8%) per annum, based upon the Series AA original issue price, whether or not declared, are cumulative and compounded annually. The Series AA original issue price was $1.529 per share (“Series AA Original Issue Price”).

Liquidation Preference:

Upon any liquidation, dissolution or winding up of the Company (a “Liquidation Event”), whether voluntary or involuntary, the holders of the shares of Series AA preferred stock would be paid out of the assets of the Company available for distribution to its stockholders before any payment would be made to the holders of Series X preferred stock or common stock, an amount per share equal to two times the Series AA Original Issue Price plus any accrued or declared but unpaid dividends ( the “Series AA Initial Preference”). If upon any Liquidation Event, the assets to be distributed to the holders of Series AA preferred stock would have been insufficient to permit payment to the stockholders of the Series AA Initial Preference, then the holders of the Series AA preferred stock would share ratably in any distribution of the remaining assets of the Company available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Upon any Liquidation Event, immediately after the holders of Series AA preferred stock have been paid in full the Series AA Initial Preference and after the holders of Series X preferred stock have been paid full the Series X preference (see Series X preferred stock below), the holders of the shares of Series AA preferred stock would be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock, a per share amount equal to one-half times the Series AA Original Issue Price (the “Series AA Secondary Preference”). If upon any Liquidation Event, the assets to be distributed to the holders of Series AA preferred stock would be insufficient to permit payment to such stockholders of the Series AA Secondary Preference, then the holders of the Series AA preferred stock would share ratably in any distribution of the remaining assets of the Company available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Optional Conversion:

The holder of any share or shares of Series AA preferred stock would have the right, at its option at any time, to convert any such shares of Series AA preferred stock (except that upon any liquidation of the Company the right of conversion would terminate at the close of business on the business day fixed for payment of the amounts distributable on the Series AA preferred stock), each such share of Series AA preferred stock being converted into such number of fully paid and nonassessable shares of common stock as is obtained by dividing (1) the Series AA Original Issue Price plus any accrued or declared but unpaid dividends by (2) the Series AA Conversion Price in effect at the date any share or shares of Series AA preferred stock are surrendered for conversion. The “Series AA Conversion Price” was $1.529 and was subject to adjustment as discussed under the section “Anti-Dilution” below.

Mandatory Conversion:

All outstanding shares of Series AA Convertible Preferred Stock (including all accrued or declared but unpaid dividends thereon) would automatically convert to shares of Common Stock (i) upon the vote or written consent of the holders of at least sixty six and two-thirds percent (66 and 2/3%) of the issued and outstanding Series AA Convertible Preferred Stock, or (ii) upon the closing of a firm commitment underwritten public offering of shares of Common Stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, that is underwritten by an investment bank approved by the Board of Directors and by a vote or written consent of the holders of at least sixty six and two-thirds percent (66 and 2/3%) of the issued and outstanding Series AA Convertible Preferred Stock, with aggregate proceeds from such offering to the Corporation in excess of $40,000,000, before deduction of the underwriting discounts and commissions (a “Qualifying Public Offering”).

Special Mandatory Conversion:

In the event that any investor did not participate in a qualified financing by purchasing in the aggregate, in such qualified financing and within the time period specified by the Company its pro rata amount of the qualified financing (such Investor’s “Pro Rata Amount”), then the applicable portion of the shares of Series AA preferred stock held by such investor immediately prior to the initial closing of the qualified financing would automatically, and without any further action on the part of such Investor, be converted into common stock at a conversion ratio of one hundred-to-one (100:1) (such that every one hundred shares of Series AA preferred Stock are converted into one share of common stock), effective upon, subject to, and concurrently with, the consummation of the final closing. For purposes of determining the number of shares of Series AA preferred stock owned by an investor, and for determining the number of offered securities an investor has purchased in a qualified financing, all shares of Series AA preferred stock held by affiliates of such investor would be aggregated with such investor’s shares and all offered securities purchased by affiliates of such investor would be aggregated with the offered securities purchased by such Investor (provided that no shares or securities shall be attributed to more than one entity or person within any such group of affiliated entities or persons).

Anti-dilution:

The conversion price of the Series AA preferred stock was subject to adjustment to reduce dilution in the event that the Company issued additional equity securities at a purchase price less than the applicable conversion price. The conversion price would also be subject to proportional adjustment for events such as stock splits, stock dividends, and recapitalization. As a result of the reverse stock splits in November 2014 and January 2015, the Series AA conversion price was adjusted to $6.204.

Redemption:

Shares of Series AA preferred stock would be redeemed by the Company out of funds lawfully available there for at a price equal to the Series AA Original Issue Price per share, plus all accrued or declared but unpaid dividends thereon (the “Redemption Price”), in three annual installments commencing not more than 60 days after receipt by the Company at any time on or after the fifth anniversary of June 9, 2010, from the holders of at least sixty-six and two-thirds percent (66 and 2/3%) of the then outstanding shares of Series AA preferred stock of written notice requesting redemption of all shares of Series AA preferred stock. The date of each such installment would be referred to as a “Redemption Date.” If the Company did not have sufficient funds legally available to redeem on any Redemption Date all shares of Series AA preferred stock to be redeemed on such Redemption Date, the Company would redeem a pro rata portion of each holder’s redeemable shares of such capital stock out of funds legally available.

Certain “change in control” events, as defined in the Company’s certificate of incorporation, were considered to be liquidation events upon which the holders of Series AA preferred stock have had the option to require the Company redeem the shares held, at their liquidation value, as discussed above.

Series X Redeemable Convertible Preferred Stock

In June 2010, the Company sold 2,451,184 shares of Series X redeemable convertible preferred stock (“Series X preferred stock”) to employees and consultants to the Company at a purchase price of $0.001 per share, subject to stock purchase and restriction agreements. Pursuant to these agreements, the shares vest upon the third anniversary of the issuance if the purchaser of the Series X preferred shares remained an employee or maintained a business relationship with the Company. The Series X preferred stockholder could not sell, assign, transfer, pledge, encumber or dispose of all or any of the unvested shares except to the Company. The Company determined that the issuance of these restricted shares was compensatory in nature and accounted for the issuance as stock-based compensation. The excess grant date value, over the proceeds received from each purchase was determined to be compensation expense.

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

The remaining 2,058,995 shares were issued to continuing employees of the Company and the Company recognized the compensation expense on a straight-line basis over the requisite service period, net of an estimated forfeiture rate which concluded in 2013.

Two of the employees that purchased Series X preferred stock were terminated by the Company in May 2013. Upon termination, the Company repurchased an aggregate of 558,864 shares of Series X preferred stock and modified the vesting terms on the remaining 558,862 shares of Series X preferred stock held by these employees. The modified vesting terms provide that the shares will vest upon the occurrence of a liquidation event, if such liquidation event occurs within two years of the date of the modifications. The Company retains the right to repurchase the unvested shares at the purchase price of $0.01 per share if a liquidation event does not occur within two years of the date of the modification. During the year ended December 31, 2014, the Company further modified the vesting terms of these 558,862 shares of Series X preferred stock such that the Company’s repurchase right will expire upon consummation of an IPO of its common stock occurring prior to June 30, 2015. The Company estimated the fair value of the modified award at the modification date and at December 31, 2014 to be $950 and recognized this amount as stock-based compensation expense in 2015 as a result of the Company’s February 2015 IPO.

The following table is a rollforward of unvested Series X preferred stock shares:

Unvested—December 31, 2014	558,862
Vested	(558,862)
Repurchased	—

Unvested—December 31, 2015	—

Due to the redemption feature of the Series X preferred stock, discussed further below, the Company classified the Series X preferred stock as temporary equity in the mezzanine section of the balance sheet at December 31, 2014. Pursuant to the IPO, all Series X preferred stock became vested and converted into common stock. Pursuant to these conversions, the $548 carrying value of the Series X preferred stock at the time of the IPO was reclassified as $5 to common stock par value and $543 additional paid-in capital.

Rights, Preferences, and Privileges

Voting Rights:

The Series X preferred stock did not have any voting rights, except as related to the election of certain directors. When the Series X preferred stock had voting rights, each share of Series X preferred stock entitled the holder to such number of votes per share on each such action as shall equal the number of shares of common stock into which each share of Series X preferred stock was then convertible.

Liquidation Preference:

Upon any liquidation event, such as a liquidation, dissolution or winding up of the Company, immediately after the holders of Series AA preferred stock would have been paid in full, the Series AA preferred stock initial preference as described above and before any payment is made to the holders of common stock, the holders of the shares of Series X preferred stock would be paid out of assets of the Company available for distribution to its stockholders a per share amount determined by taking the product of (1) the percentage calculated as (i) the total number of issued and outstanding shares of common stock owned by the holders of Series X preferred stock determined on an as converted fully-diluted basis divided by (ii) the total number of issued and outstanding shares of common stock of the Company on an as-converted fully diluted basis, and (2) the remaining assets of the Company available for distribution to its stockholders, and dividing such product by the number of issued and outstanding shares of Series X preferred stock (the “Series X Preference”).

Certain change in control events, as defined in the Company’s certificate of incorporation, were to be considered to be liquidation events upon which the holders of Series X preferred stock had the option to require the Company redeem the shares held, at their liquidation value, as discussed above.

Right to Convert:

The holder of any share of Series X preferred stock had the right, at any time to convert any such share (except that upon any liquidation of the Company the right of conversion shall terminate at the close of business on the business day fixed for payment of the amounts distributable on the Series X preferred stock), into fully paid and nonassessable shares of common stock based on the Series X Conversion Ratio. The Series X Conversion Ratio was initially 1:1, and subject to adjustment as discussed under the section “Anti-Dilution” below.

Mandatory Conversion:

The Series X preferred stock would be automatically converted into common stock, at the then applicable conversion price (i) in the event that the holders of at least two-thirds of the outstanding Series AA preferred stock, voting as a single class, consent to such conversion, or (ii) upon the closing of a qualified public offering, as defined.

Anti-Dilution:

The conversion price of the Series X preferred stock was subject to adjustment to reduce dilution in the event that the Company issues additional equity securities at a price less than the applicable conversion price. The conversion price would also be subject to proportional adjustment for events such as stock splits, stock dividends, and recapitalization. As a result of the reverse stock splits in November 2014 and January 2015, the Series X conversion ratio was adjusted to approximately 1-for-4.06.

8. Stock Plans

The Company has historically granted common stock options pursuant to the 2004 and 2014 Plans (as defined below) at an exercise price that is not less than the fair market value of the Company’s stock as determined by the board of directors, with input from management. The board of directors has historically determined the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including external market conditions, rights and preferences of securities senior to the common stock at the time of each grant, the likelihood of achieving a liquidity event such as an IPO or the sale of the Company, and third party valuations. For stock option grants prior to the IPO, the computation of expected volatility was based on the historical volatilities of peer companies. The peer companies include organizations that are in the same industry, with similar size and stage of growth. The Company estimates that the expected life of the options granted using the simplified method allowable under Staff Accounting Bulletin No. 107, Share Based Payments. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post vesting termination behavior among its employee population. The interest rate for grants pursuant to the 2004 and 2014 Plans are based on the U.S. treasury bills rate for U.S. treasury bills with terms commensurate with the expected term of the option grants on the grant date of the option.

2004 Stock Option and Incentive Plan

In July 2004, the Company’s board of directors adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for the issuance of incentive stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Only stock options were granted under the 2004 Plan. The 2004 Plan expired in February 2014 but remains effective for all outstanding options.

The following table summarizes the option activity for the years ended December 31, 2015 and 2014 under the 2004 Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	11,835	$40.58	—
Granted	—	—	—
Exercised	—	—	—
Expired	(877)	40.58	—

Options outstanding at December 31, 2014	10,958	40.58	—
Granted	—	—	—
Exercised	—	—	—
Expired	(41)	40.58	—

Options outstanding at December 31, 2015	10,917	$40.58	—

Options exercisable at December 31, 2015	10,917	$40.58	—

Weighted-average years remaining on contractual life	2.50
Unrecognized compensation cost related to non-vested stock options	$—

The Company recorded no stock compensation expense in the years ended December 31, 2015 and 2014, respectively relating to stock options granted pursuant to the 2004 Plan. At December 31, 2015, all options were fully vested and there was no unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2004 Plan. Options outstanding as of December 31, 2015 had no intrinsic value, as the option price exceeded the fair value of the underlying shares.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Subsequent to the IPO in February 2015, there were 2,175,216 shares available for grant under the 2014 Plan. There were 544,599 shares issuable under the 2014 Plan as of December 31, 2015. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2016 an additional 1,056,936 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2015. The 2014 Plan expires in August 2024.

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

The fair value of the stock options granted during 2014 was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5 to 6.25 years; expected stock price volatility of 83.3% to 92.5%; a risk free rate of 1.63% to 1.84%; and a dividend yield of 0%. The Company is recognizing $2,798 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant date in August 2014 through the final vesting date in August 2018. As a result of the resolution of the IPO Condition, the year ended December 31, 2015 reflects stock compensation expense calculated from the grant date in August 2014 through December 31, 2015.

The Company recorded stock compensation expense of $170 in general and administrative expense in the year ended December 31, 2014 related to the 59,142 stock options that were granted pursuant to the 2014 Plan and fully vested as of the date of grant. The Company is recognizing $2,798 of stock compensation expense related to the remaining 840,975 stock options on a straight-line basis over the vesting period commencing upon the consummation of the IPO in February 2015.

During 2015, the Board of Directors granted a total of 730,500 ten-year term stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 80.9% to 101.1%, a risk free rate of 1.55% to 1.85%, and a dividend yield of 0%. The Company will recognize $3,209 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

As of December 31, 2015, the Company had $4,621 of unrecognized compensation expense related to options granted under its 2014 Equity Plan. This cost is expected to be recognized over a weighted average period of 2.9 years from December 31, 2015.

The Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company reduces compensation expense for expected forfeitures, as estimated by management.

The following table summarizes the 2014 Plan option activity for the two years ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	—	$—	—
Granted	900,117	4.34	—
Exercised	—	—	—
Expired	—	—	—

Options outstanding at December 31, 2014	900,117	4.34	—
Granted	730,500	5.69	—
Exercised	(9,857)	4.34	—
Expired	—	—	—

Options outstanding at December 31, 2015	1,620,760	$4.95	$10,339

Options exercisable at December 31, 2015	359,610	$4.40	$2,492

Weighted-average years remaining on contractual life	9.05
Unrecognized compensation cost related to non-vested stock options	$4,621

The weighted-average fair value of all stock options granted for the years ending December 31, 2015 and 2014 was $4.39 and $3.30, respectively. Intrinsic value at December 31, 2015 is based on the closing price of the Company’s common stock of $11.33 per share.

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

All employees who are whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of the Company’s shares of common stock is not eligible to purchase shares under the ESPP. Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares of common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the ordinary shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 5,000 shares of common stock may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of stock, valued at the start of the purchase period, under the ESPP in any calendar year.

No offerings of the ESPP commenced as of December 31, 2014. In 2015, $63 was withheld and used to purchase 13,143 shares of common stock and the Company recorded $43 of stock-based compensation expense pursuant to the ESPP.

Restricted Common Stock

In 2011, the Company issued 24,280 restricted common shares pursuant to a stock purchase and restriction agreement for a price of $0.0406 per share. The Company received $1 from the grantee. These shares vested 25% on each of the first four anniversaries of the date of grant. During the year ended December 31, 2014, the board of directors accelerated the vesting of the last tranche resulting in 12,140 shares vesting in such period. The Company recorded the excess grant date fair value over the proceeds received as compensation expense. The Company recorded $7 of stock-based compensation expense related to this award in the year ended December 31, 2014. At December 31, 2015 there were no restricted common shares outstanding.

9. Commitments and Contingencies

Operating Leases

The Company leased office space in Lexington, Massachusetts under a lease agreement that expired in September 2015. In May 2015, the Company entered into a lease agreement (the “Office Lease”) for its new headquarters in Lexington, Massachusetts. The Company occupied this space in September 2015, at which time its rental obligations commenced. The lease term is 90 months and the Company has the right to extend the term for one period of five years. The lease also provides that the Company will be responsible for the operating expenses and real estate taxes, to the extent in excess of base-year amounts, and electricity attributable to the premises. The Company recorded $445 as leasehold improvements for the buildout costs allowed and will amortize these to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on the balance sheet. Rent expense related to this facility was $85 for the year ended December 31, 2015. Aggregate rent expense for the years ended December 31, 2015 and 2014 was $143 and $54, respectively. The below table presents the remaining annual cash commitments pursuant to the Office Lease:

Year	Amount
2016	$209
2017	289
2018	298
2019	306
2020	314
Thereafter	706

Total	$2,122

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

10. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis include short term investments, derivative instruments and warrant liabilities.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$16,160	$—	$16,160	$—
Agency bonds	10,031	—	10,031	—
United States Treasury securities	5,047	5,047	—	—

Short-term investments	$31,238	$5,047	$26,191	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Convertible preferred stock warrant liability	$482	$—	$—	$482

Convertible notes redemption rights derivative	$480	$—	$—	$480

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

Convertible preferred stock warrant liability

As previously discussed (see Notes 5 and 7), the Company issued warrants to purchase Series AA preferred stock in connection with the 2013 Series AA preferred stock issuance and Loan Agreements. The Series AA warrant liabilities were recorded at their fair value on the date of issuance and were remeasured on each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the statements of operations.

Prior to the IPO, in addition to the assumptions above, the Company’s estimated fair value of the Series AA preferred stock warrant liabilities is calculated using other key assumptions including the probability of an exit event, the enterprise value as determined on an income approach, and a discount for lack of marketability. Management, with the assistance of an independent valuation firm, made these subjective determinations based on available current information.

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

The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates and include probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. The following table details the assumptions used in the Black-Scholes option pricing model used to estimate the fair value of the Series AA preferred stock warrants as of February 17, 2015, the date upon which the Series AA preferred stock warrants became exercisable for common stock, and the Monte Carlo simulation model used to estimate the fair value of the Series AA preferred stock warrants at December 31, 2014:

	February 17,	December 31,
	2015	2014
Volatility	60%	65% –70%
Expected term (years)	8.4	0.17 – 0.50
Expected dividend yield	0.0%	0.0%
Risk-free rate	1.7%	0.02% –0.03%

Convertible debt redemption rights derivative

The 2014 Convertible Bridge Notes redemption rights derivative required separate accounting and was valued using a single income valuation approach. The Company estimated the fair value of the redemption rights derivative using a ‘‘with and without’’ income valuation approach. Under this approach, the Company estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded feature. This amount was then compared to the fair value of the debt instrument including the embedded feature using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion discounts, prepayment penalties, the expected life of the liability and the applicable discount rate.

As of the issuance of the 2014 Convertible Bridge Notes on December 22, 2014 and on December 31, 2014, the Company ascribed a probability of occurrence to the Change in Control Redemption Feature of 25%. The expected life of the feature was the remaining term of the debt and the discount rate was 18.9%. The Company classified the liability within Level 3 of the fair value hierarchy as the probability factor and the discount rate are unobservable inputs and significant to the valuation model. As of December 31, 2014, the fair value of the embedded derivative was $480, respectively. Pursuant to the IPO, the Convertible Bridge Notes were converted into 337,932 shares of common stock.

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

The following table reflects the change in the Company’s Level 3 liabilities for the years ended December 31, 2015 and 2014:

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability
Balance at December 31, 2013	$1,888	$—	$—
Issuance of 2014 Convertible Bridge Notes	—	478	—
Change in fair value	844	2	—
Warrant exercises	(2,250)	—	—

Balance at December 31, 2014	482	480	—
Issuance of 2020 Convertible Notes	—	—	12,423
Change in fair value	(267)	(480)	42,793
Reclassification to stockholders’ equity	(215)	—	—
Conversion to common stock	—	—	(55,216)

Balance at December 31, 2015	$—	$—	$—

11. Benefit Plans

Retirement Plan

The Company sponsors a 401(k) savings plan (the “Savings Plan”) for all eligible U.S. employees. The Company reserves the right to modify, amend, or terminate the Savings Plan. Employees may contribute up to the maximum allowed by the IRS, while the Company contributes to the plan at the discretion of the board of directors. The Company’s contributions to the plan for the years ended December 31, 2015 and 2014 were $35 and $16, respectively.

Management Incentive Plan

In August 2014, the Company adopted the Amended and Restated 2014 Management Incentive Plan (the “MIP”) in which certain of our named executive officers participated. Pursuant to the MIP, upon a “change in control” (as defined in the MIP), a bonus pool will be created from the proceeds received in connection with such change in control (ranging from 7 percent to 9.75 percent of transaction proceeds, depending upon the level of transaction proceeds received in the transaction), and each participant is entitled to receive a bonus equal to a certain percentage of such bonus pool. The MIP terminates automatically upon the earliest of (i) March 31, 2015 (unless a change in control has occurred prior to such date), (ii) the closing of our IPO, (iii) the closing of a qualified financing, as defined in the MIP, and (iv) the date all amounts to be paid under the MIP following a change in control have been paid. The MIP terminated upon the closing of our IPO in February 2015.

12. Subsequent Event

In February 2016, the Company signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). The Company expects to occupy the additional space in July 2016. The terms of the Lease Amendment follow the terms of the Office Lease. If occupancy occurs on July 1, 2016, the annual commitments pursuant to the Lease Amendment are as follows:

Year	Amount
2016	$28
2017	113
2018	113
2019	115
2020	115
Thereafter	254

Total	$738

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Inotek Pharmaceuticals Corporation, effective as of February 23, 2015 (1)

3.2	Amended and Restated By-Laws of Inotek Pharmaceuticals Corporation, effective as of February 17, 2015 (1)

4.1	Form of Common Stock Certificate of Inotek Pharmaceuticals Corporation (1)

4.2	Third Amended and Restated Investor Rights Agreement, dated as of June 9, 2010, by and among the Registrant and each of the parties listed on Schedule A thereto (2)

4.3	Indenture between Inotek Pharmaceuticals Corporation, and Wilmington Trust, National Association, as the trustee, relating to the 5.0% Convertible Senior Notes due 2020 (3)

10.1	2004 Stock Option and Incentive Plan (2)

10.2	2014 Stock Option and Incentive Plan and forms of agreements thereunder, as amended (1)

10.3	Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (2)

10.4	Letter Agreement, dated as of May 2, 2007, by and between the Registrant and Dr. Rudolf A. Baumgartner, M.D., as amended and currently in effect (2)

10.5	Letter Agreement, dated as of August 23, 2007, by and between the Registrant and Dr. William K. McVicar, Ph.D., as amended and currently in effect (2)

10.6	Letter Agreement, dated as of August 28, 2014, by and between the Registrant and Dale Ritter (2)

10.7	Inotek Pharmaceuticals Corporation 2014 Employee Stock Purchase Plan, dated as of November 18, 2014 (1)

10.8.1	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (2)

10.8.2	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (2)

10.9.1	Lease, dated as of May 29, 2015, by and between the Registrant and 91 Hartwell Avenue Trust, as amended and currently in effect (4)

10.9.2	First Amendment to Lease, dated as of February 24, 2016, by and between the Registrant and 91 Hartwell Avenue Trust (5)

10.10	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and among the Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (1)

10.11	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and among the Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (1)

23.1*	Consent of RSM US LLP

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, 2015, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 1, 2015, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, and incorporated herein by reference.