Form 10-Q
period 2016-03-31
INOTEK PHARMACEUTICALS CORP
filed 2016-05-11
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 26,423,394 shares of common stock, $0.01 par value per share, outstanding.

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

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,706	$80,042
Short-term investments	43,559	31,238
Prepaid expenses and other current assets	982	1,086

Total current assets	103,247	112,366
Property and equipment, net	790	812
Other assets	170	143

Total assets	$104,207	$113,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,376	$1,633
Accrued expenses and other current liabilities	3,238	2,508

Total current liabilities	4,614	4,141
Other long-term liabilities	351	367

Total liabilities	4,965	4,508

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized; 26,423,394 shares issued and outstanding at March 31, 2016 and December 31, 2015	264	264
Additional paid-in capital	305,069	304,583
Accumulated deficit	(206,091)	(196,023)
Accumulated other comprehensive loss	—	(11)

Total stockholders’ equity	99,242	108,813

Total liabilities and stockholders’ equity	$104,207	$113,321

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$(7,615)	$(1,069)
General and administrative	(2,522)	(1,980)

Loss from operations	(10,137)	(3,049)
Interest expense	—	(474)
Interest income	69	—
Loss on extinguishment of debt	—	(683)
Change in fair value of warrant liabilities	—	267
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	480
Change in fair value of 2020 Convertible Notes derivative liability	—	1,997

Net loss	$(10,068)	$(1,462)

Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.21)

Weighted-average number of shares outstanding—basic and diluted	26,423,394	7,677,575

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,068)	$(1,462)
Other comprehensive income:
Net unrealized gain on marketable securities	11	—

Total comprehensive loss	$(10,057)	$(1,462)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,068)	$(1,462)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	—	274
Deferred rent and lease incentives	(16)	—
Loss on extinguishment of debt	—	522
Amortization of premium on marketable securities	43	—
Depreciation	37	—
Change in fair value of warrant liabilities	—	(267)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	(480)
Change in fair value of 2020 Convertible Notes derivative liability	—	(1,997)
Stock-based compensation	486	1,364
Changes in operating assets and liabilities:
Prepaid expenses and other assets	52	(271)
Accounts payable	(257)	154
Accrued expenses and other current liabilities	730	170

Net cash used in operating activities	(8,993)	(1,993)

Cash flows from investing activities:
Purchases of short-term investments	(24,161)	—
Proceeds from the maturities of short-term investments	11,833	—
Purchases of property and equipment	(15)	—

Net cash used in investing activities	(12,343)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	—	38,155
Proceeds from issuance of 2020 Convertible Notes in initial public offering	—	21,000
Payments of 2020 Convertible Notes issuance costs	—	(1,841)
Principal payments on notes payable	—	(5,800)

Net cash provided by financing activities	—	51,514

Net change in cash and cash equivalents	(21,336)	49,521
Cash and cash equivalents, beginning of period	80,042	3,618

Cash and cash equivalents, end of period	$58,706	$53,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$89

Supplemental disclosure of noncash investing and financing activities:
Conversion of Series AA preferred stock into common stock upon initial public offering	$—	$46,383

Conversion of Series X preferred stock into common stock upon initial public offering	$—	$548

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$—	$2,028

Accretion of Series AA preferred stock to redemption value	$—	$130

Reclassification of fair value of warrant liability to equity upon initial public offering	$—	$215

Reclassification of deferred public offering costs to stockholders’ equity	$—	$1,590

Reclassification of deferred public offering costs to other assets	$—	$256

Net unrealized gain on marketable securities	$11	$—

The accompanying notes are an integral part of these consolidated financial statements.

INOTEK PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates. The Company has not completed the development of any product candidates. The Company has no current source of revenue to sustain present activities and does not expect to generate revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of products candidates, to comply with government regulations, to successfully commercialize its potential products, to protect proprietary technology and to the dependence on key individuals.

In the first quarter of 2015, the Company completed its initial public offering (the “IPO”) of (i) 6,966,333 shares of common stock, including 299,333 shares from an exercise of the underwriters’ overallotment option at a price of $6.00 per share and (ii) $21,000 aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”), including $1,000 from an exercise of the underwriters’ overallotment option. Existing stockholders and their affiliated entities purchased approximately 3,005,000 shares of common stock issued in the IPO at the same terms. The Company received net proceeds of $36,495, after deducting underwriting discounts and offering-related costs, from its equity issuances and $18,903 in net proceeds, after deducting underwriting discounts and offering-related costs, from its debt issuances.

In July and August 2015, holders of $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment (see Note 5) was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock.

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

As of March 31, 2016, the Company had an accumulated deficit of $206,091 and $102,265 of cash and cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Comprehensive income (loss) —Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses from short-term investments as of March 31, 2016 and December 31, 2015.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three months ended March 31, 2016 and 2015. There was $11 of net unrealized gains on short-term investments for the three months ended March 31, 2016. There were no net unrealized gains or losses on short-term investments for the three months ended March 31, 2015.

The Company reviews short-term investments for other-than-temporary impairment whenever the fair value of a short-term investment is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the short-term investment, or if it is more likely than not that the Company will be required to sell the short-term investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Short-term investments at March 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$17,932	$—	$—	$17,932
Agency bonds	5,502	1	(1)	5,502
United States Treasury securities	20,125	2	(2)	20,125

	$43,559	$3	$(3)	$43,559

Short-term investments at December 31, 2015 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$16,160	$—	$—	$16,160
Agency bonds	10,036	—	(5)	10,031
United States Treasury securities	5,053	—	(6)	5,047

	$31,249	$—	$(11)	$31,238

At March 31, 2016 and December 31, 2015, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at March 31, 2016 and December 31, 2015.

Property and Equipment—Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.

Deferred Public Offering Costs— Deferred public offering costs consist primarily of direct, incremental legal, accounting, Securities and Exchange Commission and NASDAQ Global Market fees. At March 31, 2016, the Company had $182 of deferred public offering costs related to shares expected to be issued pursuant to the Form S-3 Registration Statement filed by the Company on April 4, 2016 (see Note 10), capitalized as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets as of March 31, 2016. There were no deferred public offering costs recorded as of December 31, 2015.

Deferred Financing Costs—Financing costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and amortized over the term of the respective notes using the effective interest rate method. At March 31, 2016 and December 31, 2015, the Company no longer carried the notes payable, Convertible Bridge Notes or 2020 Convertible Notes on its balance sheet (see Note 5). Amortization of deferred financing costs was $44 in the three months ended March 31, 2015, and recorded as a component of interest expense in the accompanying consolidated statements of operations.

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

The Company accounts for stock options issued to non-employees in accordance with the provisions of the FASB ASC 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and measuring such stock options at their current fair value as they vest.

Fair Value Measurements—The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Derivative Financial Instruments—All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings, as the derivatives had not been formally designated as hedges for accounting purposes. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the 2020 Convertible Notes and the Convertible Bridge Notes (see Notes 8 and 9).

Net Loss Per Share—The Company calculates net loss per share in accordance with FASB ASC 260, Earnings per Share. Basic earnings (loss) per share (“EPS”) is calculated by dividing the net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of unissued common stock equivalents. The net loss applicable to common stockholders is determined by the reported net loss for the period and deducting dividends accrued and accretion of preferred stock. Diluted EPS is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock options, warrants, and convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(10,068)	$(1,462)
Accretion and dividends on convertible preferred stock	—	(130)

Net loss applicable to common stockholders	(10,068)	(1,592)
Denominator:
Weighted average common shares outstanding - basic and diluted	26,423,394	7,677,575

Net loss per share applicable to common stockholders - basic and diluted	$(0.38)	$(0.21)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	March 31,
	2016	2015
Shares issuable upon conversion of the 2020 Convertible Notes	—	3,333,333
Warrants for common stock	56,408	56,408
Stock options	2,400,177	911,075

Total	2,456,585	4,300,816

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued (see Note 10).

Recent Accounting Pronouncements—In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

3. Property and Equipment

At March 31, 2016 and December 31, 2015, the Company’s property and equipment consisted of the following:

	Useful lives	March 31, 2016	December 31, 2015
Office equipment	5 years	$349	$334
Computer hardware and software	3 - 7 years	252	252
Laboratory equipment	5 years	43	43
Leasehold improvements	7 years	445	445

		1,089	1,074
Less: accumulated depreciation		(299)	(262)

Property and equipment, net		$790	$812

During the three months ended March 31, 2016 and 2015, the Company recognized $37 and $0 of depreciation expense, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Research and development	$1,394	$375
Government payable	457	450
Compensation and benefits	590	999
Professional fees	523	347
Other	274	337

Total	$3,238	$2,508

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

The Company determined that the conversion option, Interest Make-Whole Payments and the Additional Interest were embedded derivatives that required bifurcation and separate accounting under FASB ASC 815, Derivatives and Hedging. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the Additional Interest, and (iii) the 2020 Convertible Notes, the Company estimated the fair value of the conversion option including the interest make-whole provision and the Additional Interest using the “with” and “without” method. Using this methodology, the Company first valued the 2020 Convertible Notes with the conversion option including make-whole provision but excluding the Additional Interest (the “with” scenario) and subsequently valued the 2020 Convertible Notes without the conversion option including make-whole provision and excluding the Additional Interest (the “without” scenario). The difference between the fair values of the 2020 Convertible Notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. The Company developed an estimate of fair value for the 2020 Convertible Notes excluding the Additional Interest using a binomial lattice model. The Company modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the 2020 Convertible Notes were convertible and choosing the action that would maximize the return to the 2020 Convertible Notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

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

Interest expense related to the 2020 Convertible Notes for the three months ended March 31, 2015, was $209, including $15 related to amortization of the issuance costs and $90 related to amortization of the debt discount.

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “Convertible Bridge Notes”). The Convertible Bridge Notes were scheduled to mature on June 30, 2015 and accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of an IPO of common stock of at least $40,000 in gross proceeds, all outstanding principal and accrued interest thereon would automatically convert into common stock at the IPO price.

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

Notes Payable

On June 28, 2013, the Company entered into two Loan and Security Agreements (the “Loan Agreements” or “Loans”) with two financial entities (the “Lenders”) pursuant to which the Company issued Loans for $3,500 to each lender and received proceeds of $6,915 net of costs and fees payable to the lenders. The Loans bore interest at a rate per annum of 11.0%. The Loans would mature on October 1, 2016 and required interest-only payments for the initial 12 months and thereafter required repayment of the principal balance with interest in 27 monthly installments. Also, upon full repayment or maturity of the Loans, the Lenders would be due a termination payment of 3.0% of the initial principal amount of the Loans, or $210 (the “Loan Termination Payment”).

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

For the three months ended March 31, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally, in the three months ended March 31, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

Subsequent to the Company’s IPO, the warrants issued to the lenders became exercisable for 56,408 shares of common stock at $6.204 per share. The Company calculated the fair value of the warrants at the IPO date using a Black Scholes model using the following assumptions: a fair value of $6.00 per share (the IPO price of the Company’s common stock), 8.4 years to maturity, 1.70% risk-free rate, and 60% volatility. The Company determined the fair value of the warrant liability at the IPO date to be $215 and recorded a gain on change in fair value of warrant liabilities of $267 in the statement of operations for the three months ended March 31, 2015. The Company determined that subsequent to this change, the warrants were exercisable at a fixed number of shares of common stock and qualified for equity classification under the accounting guidance, and the fair value of the $215 was reclassified to additional paid-in capital as of the IPO date.

6. Equity

Authorized Shares

As of March 31, 2016, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Preferred Stock

During 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense upon completion of the IPO in the three months ended March 31, 2015.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Company’s board of directors. At March 31, 2016 and December 31, 2015, there were 26,423,394 shares common stock outstanding.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2016 an additional 1,056,936 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2015. There were 833,035 shares issuable under the 2014 Plan as of March 31, 2016. The 2014 Plan expires in August 2024.

In the three months ended March 31, 2016, the Company recorded aggregate stock-based compensation expense of $466 for stock options under the 2014 Plan: $269 in general and administrative expense and $197 in research and development expense. In the three months ended March 31, 2015, the Company recorded an aggregate stock-based compensation expense of $414 for stock options under the 2014 Plan: $218 in general and administrative expense and $196 in research and development expense.

During the three months ended March 31, 2016, the board of directors granted a total of 796,500 ten-year term stock options to employees of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.97 to 6.08 years; expected stock price volatility of 77.5% to 77.7%, a risk free rate of 1.47% to 1.90%, and a dividend yield of 0%. The Company will recognize $4,080 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

The following table summarizes activity for the three months ended March 31, 2016 under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,620,760	$4.95	$10,339
Granted	796,500	$7.80	$—
Exercised	—	$—	$—
Cancelled	(28,000)	$6.79	$—

Options outstanding at March 31, 2016	2,389,260	$5.87	$4,164

Options exercisable at March 31, 2016	515,942	$4.52	$1,485

Weighted-average years remaining on contractual life	9.19
Unrecognized compensation cost related to non-vested stock options	$8,200

The weighted-average fair value of all stock options granted for the three months ended March 31, 2016 was $5.25 per share. Aggregate intrinsic value is based on $7.40 per share, the closing price of common stock on March 31, 2016.

2004 Stock Option and Incentive Plan

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan (the “2004 Plan”). The 2004 Plan has expired but remains effective for all outstanding options under the 2004 Plan. The following table summarizes activity for the three months ended March 31, 2016 under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	10,917	$40.58	$—
Granted	—	$—	$—
Exercised	—	$—	$—
Expired	—	$—	$—

Options outstanding at March 31, 2016	10,917	$40.58	$—

Options exercisable at March 31, 2016	10,917	$40.58	$—

Weighted-average years remaining on contractual life	2.03
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $7.40 per share closing price of common stock on March 31, 2016, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014 the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2016, 117,100 shares were added to the ESPP. As of March 31, 2016, there were 264,233 shares available for issuance under the ESPP.

As of March 31, 2016, there was $46 withheld from employees that will be used to purchase shares of the Company’s common stock on May 31, 2016, which is the last day of the current offering period. The Company recorded $20 of stock-based compensation expense pursuant to the ESPP during the three months ended March 31, 2016.

7. Commitments and Contingencies

Operating leases

In May 2015, the Company entered into a lease agreement (the “Office Lease”) for its headquarters in Lexington, Massachusetts. The Company occupied this space in September 2015, at which time its rental obligations commenced. The Company recorded $445 as leasehold improvements for costs incurred to build out the space, and is amortizing those costs to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on the Company’s consolidated balance sheets. Rent expense related to the Office Lease was $62 for the three months ended March 31, 2016. Rent expense was $15 for the three months ended March 31, 2015, and was related to the Company’s prior lease agreement which expired in September 2015.

In February 2016, the Company signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). The Company expects to occupy the additional space in July 2016. The terms of the Lease Amendment follow the terms of the Office Lease. If occupancy occurs on July 1, 2016, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2016	$177
2017	402
2018	411
2019	421
2020	430
Thereafter	959

Total	$2,800

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$17,932	$—	$17,932	$—
Agency bonds	5,502	—	5,502	—
United States Treasury securities	20,125	20,125	—	—

Short-term investments	$43,559	$20,125	$23,434	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$16,160	$—	$16,160	$—
Agency bonds	10,031	—	10,031	—
United States Treasury securities	5,047	5,047	—	—

Short-term investments	$31,238	$5,047	$26,191	$—

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

Convertible debt redemption rights derivative

In December 2014, the Company issued the Convertible Bridge Notes which contained a redemption rights derivative required separate accounting and was valued using a single income valuation approach. As of December 31, 2014, the fair value of the embedded derivative was $480. Pursuant to the IPO, the Convertible Bridge Notes were converted into 337,932 shares of common stock and the $480 fair value of the embedded derivative was written off and reflected a gain on the change in fair value of Convertible Bridge Notes redemption rights derivative in the three months ended March 31, 2015.

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

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the 2020 Convertible Notes and the Convertible Bridge Notes are derivative financial instruments. The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three months ended March 31, 2015 consist of the following:

Derivative financial instruments not designated as hedging instruments	Location of gain or loss recognized in income on derivative financial instrument	Amount of gain or (loss) recognized in income on derivative financial instrument
2020 Convertible Notes derivative liability	Change in fair value of 2020 Convertible Notes derivative liability	$1,997

Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$480

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

10. Subsequent Event

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC. The sales agreement prospectus amount of $50,000 is included in the base prospectus amount of $200,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the first half of 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. Our End-of-Phase 2 meeting was a critical milestone for advancing the development of trabodenoson. At the meeting, we reached agreement on the design of our initial Phase 3 trial, as well as the overall regulatory path for trabodenoson. For our first Phase 3 trial, we agreed to three doses of trabodenoson, 1000 mcg once daily, 1500 mcg twice daily, and 2000 mcg once daily, to be tested against placebo as the primary comparator for statistical purposes. Dosing of patients in this trial for trabodenoson monotherapy commenced in October 2015. We expect to report top-line data from the first pivotal trial in the Phase 3 program by late 2016. If the primary objectives of all of the trials in our Phase 3 program are met, we plan to submit a New Drug Application (“NDA”) to the FDA.

In the first quarter of 2015, we completed our initial public offering (the “IPO”) of (i) 6,966,333 shares of common stock, including 299,333 shares from an exercise of the underwriters’ overallotment option at a price of $6.00 per share and (ii) $21.0 million aggregate principal amount of 5.0% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”), including $1.0 million from an exercise of the underwriters’ overallotment option. Existing stockholders and their affiliated entities purchased approximately 3,005,000 shares of common stock issued in the IPO at the same terms previously described. We received net proceeds of $36.5 million after deducting underwriting discounts and offering-related costs, from our equity issuances and $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances.

In August 2015, we completed an underwritten public offering of our common stock (the “Follow-on Offering”). We issued 6,210,000 shares of common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs.

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC. The sales agreement prospectus amount of $50.0 million is included in the base prospectus amount of $200.0 million.

As of March 31, 2016, we had an accumulated deficit of $206.1 million and cash and cash equivalents and short-term investments aggregating $102.3 million. We estimate we have sufficient funding to sustain operations through 2017. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to invest in research and development and continue our Phase 3 program of trabodenoson, which we commenced in October 2015. We also expect our expenses to increase as we complete formulation and manufacturing activities of our FDC product candidate which is expected to commence clinical trials in the second half of 2016. In addition, if we successfully launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

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

The following table summarizes our research and development expenses by type of activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Trabodenoson - direct clinical and non-clinical	$5,823	$514
Personnel and other expenses
Employee and consultant-related expenses	1,561	490
Facility expenses	124	62
Other expenses	107	3

Total personnel and other expenses	1,792	555
Total research and development expenses	$7,615	$1,069

All research and development efforts and expenses for the three month periods ended March 31, 2016 and 2015 relate to the development of trabodenoson. We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $56 million for external development costs related to trabodenoson from inception through March 31, 2016.

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

General and Administrative Expenses

General and administrative expenses consist of compensation and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include travel costs, professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, increased stock-based compensation charges, expanded infrastructure, increased costs for insurance, and increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
(in thousands)
Operating expenses:
Research and development	$(7,615)	$(1,069)	$6,546
General and administrative	(2,522)	(1,980)	542

Loss from operations	$(10,137)	$(3,049)	7,088
Interest expense	—	(474)	(474)
Interest income	69	—	(69)
Loss on extinguishment of debt	—	(683)	(683)
Change in fair value of warrant liabilities	—	267	267
Change in fair value of derivative liabilities	—	2,477	2,477

Net loss	$(10,068)	$(1,462)	$8,606

Loss from operations

Loss from operations increased $7.1 million to $10.1 million for the three months ended March 31, 2016, as compared to $3.0 million for the three months ended March 31, 2015, and related primarily to the $6.5 million increase in research and development expenses. This substantial increase in the loss from operations reflects our transition from a pre-public company at January 1, 2015 with four employees to a public company with 17 employees at March 31, 2016. We completed our IPO in February 2015. Additionally, we had not conducted any clinical activities in the three months ended March 31, 2015, and in the three months ended March 31, 2016, we were conducting our Phase 3 clinical trial in monotherapy and preparing for our Phase 2 clinical trial with our FDC product candidate.

Research and development expenses

Research and development expenses increased $6.5 million to $7.6 million for the three months ended March 31, 2016, as compared to $1.1 million for the three months ended March 31, 2015. This increase includes increased clinical trial expenses of $4.4 million, $0.9 million of pre-clinical expenses, $0.8 million of employee-related expenses due to increased headcount and $0.3 million of consulting expense. We expect these expenses to increase in future periods as we initiate our Phase 2 clinical trial with our FDC product candidate in the second half of 2016 and other clinical trials, pursue additional pre-clinical studies and further increase our headcount.

General and administrative expenses

General and administrative expenses increased $0.5 million to $2.5 million, for the three months ended March 31, 2016, as compared to $2.0 million for the three months ended March 31, 2015. This increase includes primarily $0.6 million of employee-related expenses due to increased headcount, $0.3 million of expenses related to being a public company, $0.3 million of consulting expense and $0.2 million of legal expenses. These increases are partially offset by a $0.9 million decrease in stock-based compensation expense incurred in the three months ended March 31, 2015, related to the elimination of our repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO that, as a result of our IPO, were automatically converted into common shares.

Interest expense

Interest expense of $0.5 million in the three months ended March 31, 2015, was comprised of coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes and our Convertible Bridge Notes.

Interest income

Interest income of $0.1 million in the three months ended March 31, 2016, relates to interest earned from invested funds.

Loss on extinguishment of debt

We recorded loss on extinguishment of debt of $0.7 million in the three months ended March 31, 2015, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities for the three months ended March 31, 2015, reflected $0.3 million in noncash income related to our warrant liabilities which were marked to market a final time at the IPO when these warrants to purchase shares of Series AA Preferred Stock became exercisable for common stock.

Change in fair value of derivative liabilities

The change in fair value of the derivative liabilities for the three months ended March 31, 2015, reflected noncash income of $2.5 million including $2.0 million related to our 2020 Convertible Notes derivative liability and $0.5 million related to our Convertible Bridge Notes redemption rights derivative.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $10.1 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $206.1 million and $102.3 million of cash and cash equivalents and short-term investments.

In August 2015, we completed the Follow-on Offering, issuing 6,210,000 shares of our common stock resulting in net proceeds to us of approximately $74.0 million.

In the first quarter of 2015, we completed our IPO and concurrent offering of the 2020 Convertible Notes resulting in aggregate net proceeds to us of approximately $55.4 million.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(8,993)	$(1,993)
Cash used in investing activities	(12,343)	—
Cash provided by financing activities	—	51,514

Net increase (decrease) in cash and cash equivalents	$(21,336)	$49,521

Net cash used in operating activities

Net cash used in operating activities was $9.0 million for the three months ended March 31, 2016 and $2.0 million for the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 principally resulted from our net loss of $10.1 million, partially offset by $0.5 million in noncash stock-based compensation, a $0.5 million increase in accrued expenses and accounts payable and a $0.1 million increase in prepaid expenses. Net cash used in operating activities for the three months ended March 31, 2015 principally resulted from our net loss of $1.5 million and increases in noncash expenses related to changes in the fair value of our 2020 Convertible Notes derivative liability, warrant liabilities and convertible notes redemption rights derivative totaling $2.7 million and a $0.3 million increase in prepaid expenses and other assets. These amounts were partially offset by $1.4 million in noncash stock-based compensation, $0.5 million in noncash loss on extinguishment of debt, a $0.3 million increase in accrued expenses and accounts payable and $0.3 million in noncash interest expense.

Net cash used in investing activities

Net cash used in investing activities was $12.3 million for the three months ended March 31, 2016, and related primarily to the purchase of $24.2 million of short-term investments and $11.8 million of proceeds from the maturity of short-term investments.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2016:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,800	$277	$818	$423	$1,282

Total	$2,800	$277	$818	$423	$1,282

(1)	In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We occupied this space in September 2015 and the lease term commenced in the same month. In February 2016, we amended this lease by leasing an additional 3,888 square feet which we expect to occupy in July 2016. This table reflects our lease obligations assuming we occupy the additional space in July 2016

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”).

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $58.7 million at March 31, 2016, consisting primarily of funds in money market accounts. We also had $43.6 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1. A.	Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended March 31, 2016 and our Annual Report on Form 10-K for the year ended December 31, 2015, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $68.0 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. Our net losses were $10.1 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $206.1 million.

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

In February 2015, we completed our initial public offering of 6,667,000 shares of our common stock at a price of $6.00 per share and a concurrent offering of $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due in 2020, or the 2020 Convertible Notes. In March 2015, the underwriters exercised 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to their overallotment options. We received net proceeds of approximately $36.5 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and approximately $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances.

In August 2015, we completed an underwritten public offering of our common stock, or the Follow-on Offering. We issued 6,210,000 shares of our common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and we received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2016, our cash and cash equivalents and short-term investments aggregated $102.3 million. We estimate that these funds will be sufficient to fund our projected operating requirements through 2017. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

We do not currently, nor currently intend to, operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture our product candidates and potential products on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We currently rely on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. We currently have only one supplier of active pharmaceutical ingredient. We manage such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain adequate supply for our clinical trials and commercialization. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if and when they are approved. Our third-party manufacturers have made only a limited number of lots of our product candidates to date and have not made any commercial lots. The manufacturing processes for our product candidates have never been tested at commercial scale, and the process validation requirement has not yet been satisfied for any product candidate. These manufacturing processes and the facilities of our third-party manufacturers will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of our product candidates, and thereafter on an ongoing basis. Some of our third-party manufacturers have never been inspected by the FDA and have not been through the FDA approval process for a commercial product. Some of our third-party manufacturers are subject to FDA inspection from time to time. Failure by these third-

party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 inspectional observations, warning letters or injunctions or the loss of operating licenses. Based on the severity of the regulatory action, our clinical or commercial supply of our product candidates could be interrupted or limited, which could have a material adverse effect on our business.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the year ended December 31, 2015, for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of March 31, 2016, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with eighteen full-time employees as of May 1, 2016, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our closing stock price has reached a high of $17.65 and a low of $4.75 through May 1, 2016.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, may have a significant impact on the market price of our common stock:

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	any adverse changes to our relationship with manufacturers or suppliers;

•	the results of our testing and clinical trials;

•	the results of our efforts to acquire or license additional product candidates;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	sales by us of securities linked to our common stock;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

As of March 31, 2016, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 71% of our common stock.

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

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. As of March 31, 2016, we have 26,423,394 outstanding shares of common stock, which excludes 2,400,177 shares of common stock issuable upon the exercise of stock options outstanding as March 31, 2016, at a weighted-average exercise price of $6.03 per share.

At March 31, 2016, holders of an aggregate of 8.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

In February 2015, we completed (i) our Initial Public Offering, or IPO, of 6,667,000 shares of our common stock at a price of $6.00 per share and (ii) the concurrent offering of $20.0 million aggregate principal amount of our 5.0% Convertible Senior Notes due 2020, or the 2020 Notes. In March 2015, the underwriters purchased 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Notes upon exercise of their overallotment options. We received net proceeds of $36.5 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances. In July and August 2015, holders of $21.0 million principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock. In addition, the Interest Make-Whole Payment (as defined in the notes to the consolidated financial statements) was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

In August 2015, the Company completed an underwritten public offering of its common stock, or the Follow-on Offering. The Company issued 6,210,000 shares of its common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs. There has been no material change in the use of proceeds from our Follow-on Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

INOTEK PHARMACEUTICALS CORPORATION

May 11, 2016	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

May 11, 2016	By:	/s/ Dale Ritter
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