Form 10-Q
period 2016-06-30
INOTEK PHARMACEUTICALS CORP
filed 2016-08-10
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 26,930,730 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (the “FDA”);

•	the success, timing and cost of our current Phase 3 program for trabodenoson as a monotherapy and planned Phase 3 and other clinical trials and recently-initiated Phase 2 clinical trial for our fixed-dose combination product candidate, including statements regarding the timing of initiation and completion of the trials;

•	the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy, including with respect to our potential sales force in the United States and our partnering and collaboration efforts outside the United States;

•	third-party payor reimbursement for our current product candidates or any other potential products;

•	our expectations regarding the clinical safety, tolerability and efficacy of our product candidates and results of our clinical trials;

•	the glaucoma patient market size and the rate and degree of market adoption of our product candidates by ophthalmologists, optometrists and patients;

•	the timing, cost or other aspects of a potential commercial launch of our product candidates and potential future sales of our current product candidates or any other potential products if any are approved for marketing;

•	our expectations regarding licensing, acquisitions and strategic operations;

•	the potential advantages of our product candidates;

•	our competitors and their product candidates, including our expectations regarding those competing product candidates;

•	our ability to protect and enforce our intellectual property rights, including our patented and trade secret protected proprietary rights in our product candidates; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

Inotek Pharmaceuticals Corporation

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$38,519	$80,042
Short-term investments	59,703	31,238
Prepaid expenses and other current assets	480	1,086

Total current assets	98,702	112,366
Property and equipment, net	976	812
Other assets	173	143

Total assets	$99,851	$113,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$921	$1,633
Accrued expenses and other current liabilities	3,150	2,508

Total current liabilities	4,071	4,141
Other long-term liabilities	336	367

Total liabilities	4,407	4,508

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at June 30, 2016 and December 31, 2015; 26,930,730 shares and 26,423,394 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	269	264
Additional paid-in capital	309,933	304,583
Accumulated deficit	(214,775)	(196,023)
Accumulated other comprehensive income (loss)	17	(11)

Total stockholders’ equity	95,444	108,813

Total liabilities and stockholders’ equity	$99,851	$113,321

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$(6,465)	$(1,954)	$(14,080)	$(3,023)
General and administrative	(2,315)	(1,728)	(4,837)	(3,708)

Loss from operations	(8,780)	(3,682)	(18,917)	(6,731)

Interest expense	—	(564)	—	(1,038)
Interest income	96	—	165	—
Loss on extinguishment of debt	—	—	—	(683)
Change in fair value of warrant liabilities	—	—	—	267
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	—	—	480
Change in fair value of 2020 Convertible Notes derivative liability	—	1,859	—	3,856

Net loss	$(8,684)	$(2,387)	$(18,752)	$(3,849)

Net loss per share attributable to common stockholders–basic and diluted	$(0.33)	$(0.15)	$(0.71)	$(0.33)

Weighted-average number of shares outstanding–basic and diluted	26,623,280	16,327,003	26,523,337	12,026,183

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,684)	$(2,387)	$(18,752)	$(3,849)
Other comprehensive income:
Net unrealized gain on marketable securities	17	—	28	—

Total comprehensive loss	$(8,667)	$(2,387)	$(18,724)	$(3,849)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,752)	$(3,849)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	—	577
Deferred rent and lease incentives	(31)	—
Loss on extinguishment of debt	—	522
Amortization of premium on marketable securities	112	—
Depreciation	72	1
Change in fair value of warrant liabilities	—	(267)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	(480)
Change in fair value of 2020 Convertible Notes derivative liability	—	(3,856)
Stock-based compensation	1,173	1,558
Changes in operating assets and liabilities:
Prepaid expenses and other assets	500	(574)
Accounts payable	(712)	(333)
Accrued expenses and other current liabilities	642	651

Net cash used in operating activities	(16,996)	(6,050)

Cash flows from investing activities:
Purchases of short-term investments	(57,414)	—
Proceeds from the maturities of short-term investments	28,941	—
Purchases of property and equipment	(236)	(30)

Net cash used in investing activities	(28,709)	(30)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	—	38,115
Proceeds from issuance of 2020 Convertible Notes in initial public offering	—	21,000
Proceeds from issuance of common stock pursuant to stock option plans	88	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	45	—
Net proceeds from issuance of common stock	4,049	—
Payments of 2020 Convertible Notes issuance costs	—	(1,841)
Principal payments on notes payable	—	(5,800)

Net cash provided by financing activities	4,182	51,474

Net change in cash and cash equivalents	(41,523)	45,394
Cash and cash equivalents, beginning of period	80,042	3,618

Cash and cash equivalents, end of period	$38,519	$49,012

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$89

Supplemental disclosure of noncash investing and financing activities:
Conversion of Series AA preferred stock into common stock upon initial public offering	$—	$46,383

Conversion of Series X preferred stock into common stock upon initial public offering	$—	$548

Conversion of Convertible Bridge Notes into common stock upon initial public offering	$—	$2,028

Accretion of Series AA preferred stock to redemption value	$—	$130

Reclassification of fair value of warrant liability to equity upon initial public offering	$—	$215

Reclassification of deferred public offering costs to stockholders’ equity	$—	$1,590

Reclassification of deferred public offering costs to other assets	$—	$256

Net unrealized gain on marketable securities	$28	$—

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

On August 5, 2016, the Company closed an underwritten public offering of $50.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 (the “2021 Notes”) and received net proceeds of approximately $46.9 million. The Company has granted the underwriters a 30-day option to purchase up to an additional $7.5 million aggregate principal amount of 2021 Notes (see Note 10).

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. During the three months ended June 30, 2016, the Company sold 482,689 shares of common stock and received net proceeds of $4,049, pursuant to the ATM. At June 30, 2016, $45,599 was available for sale of common stock under the ATM.

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

As of June 30, 2016, the Company had an accumulated deficit of $214,775 and $98,222 of cash and cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Comprehensive income (loss) —Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses from short-term investments as of June 30, 2016 and December 31, 2015.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three and six months ended June 30, 2016 and 2015. There was $17 and $28 of net unrealized gains on short-term investments for the three and six months ended June 30, 2016. There were no net unrealized gains or losses on short-term investments for the three and six months ended June 30, 2015.

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

Short-term investments at June 30, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$17,460	$—	$—	$17,460
Agency bonds	1,001	—	—	1,001
United States Treasury securities	41,225	17	—	41,242

	$59,686	$17	$—	$59,703

Short-term investments at December 31, 2015 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$16,160	$—	$—	$16,160
Agency bonds	10,036	—	(5)	10,031
United States Treasury securities	5,053	—	(6)	5,047

	$31,249	$—	$(11)	$31,238

At June 30, 2016 and December 31, 2015, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at June 30, 2016 and December 31, 2015.

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

Deferred Financing Costs—Financing costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and amortized over the term of the respective notes using the effective interest rate method. At June 30, 2016 and December 31, 2015, the Company no longer carried the notes payable, Convertible Bridge Notes or 2020 Convertible Notes on its balance sheet (see Note 5). Amortization of deferred financing costs was $44 and $92 in the three and six months ended June 30, 2015, and recorded as a component of interest expense in the accompanying consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(8,684)	$(2,387)	$(18,752)	$(3,849)
Accretion and dividends on convertible preferred stock	—	—	—	(130)

Net loss applicable to common stockholders	(8,684)	(2,387)	(18,752)	(3,979)

Denominator:
Weighted average common shares outstanding - basic and diluted	26,623,280	16,327,003	26,523,337	12,026,183

Net loss per share applicable to common stockholders - basic and diluted	$(0.33)	$(0.15)	$(0.71)	$(0.33)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares issuable upon conversion of the 2020 Convertible Notes	—	3,333,333	—	3,333,333
Warrants for common stock	56,408	56,408	56,408	56,408
Stock options	2,538,320	1,394,075	2,538,320	1,394,075

Total	2,594,728	4,783,816	2,594,728	4,783,816

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued (see Notes 1 and 10).

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

3. Property and Equipment

At June 30, 2016 and December 31, 2015, the Company’s property and equipment consisted of the following:

	Useful lives	June 30, 2016	December 31, 2015
Office equipment	5 years	$364	$334
Computer hardware and software	3 - 7 years	258	252
Laboratory equipment	5 years	243	43
Leasehold improvements	7 years	445	445

		1,310	1,074
Less: accumulated depreciation		(334)	(262)

Property and equipment, net		$976	$812

During the three and six months ended June 30, 2016, the Company recognized $36 and $72 of depreciation expense, respectively. During the three and six months ended June 30, 2015, the Company recognized $1 of depreciation expense.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Research and development	$1,378	$375
Compensation and benefits	854	999
Government payable	464	450
Professional fees	275	347
Other	179	337

Total	$3,150	$2,508

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

The Company recorded $11,850 as the fair value of the combined embedded derivative liability on February 23, 2015, with a corresponding amount recorded as a discount to the 2020 Convertible Notes, related to the initial issuance of the 2020

Convertible Notes. The Company recorded approximately $573 of additional derivative liability and discount to the 2020 Convertible Notes as the fair value of the combined embedded derivative on March 24, 2015, upon the issuance of additional 2020 Convertible Notes for the exercise of the underwriters’ overallotment option. The deferred financing costs and the debt discount were recorded in other assets and were being amortized to interest expense over the life of the 2020 Convertible Notes using the effective interest method. Changes in the fair value of the combined embedded derivative liability were recorded in earnings in the period in which the changes occurred. The change in the estimated fair value of the combined embedded derivative liability for the three and six months ended June 30, 2015, was $1,859 and $3,856, respectively, and were recorded in earnings in the three and six months ended June 30, 2015.

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

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00 per share. During the six months ended June 30, 2015, the Company reflected as interest expense related to the Convertible Bridge Notes (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In connection with the conversion of the Convertible Bridge Notes into common stock, the Company recorded a (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

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

For the six months ended June 30, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally, in the six months ended June 30, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

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

6. Equity

Authorized Shares

As of June 30, 2016, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Preferred Stock

During 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense upon completion of the IPO in the six months ended June 30, 2015.

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

During the three months ended June 30, 2016, the Company sold 482,689 shares of common stock and received gross and net proceeds of $4,401 and $4,049, respectively, pursuant to the ATM.

At June 30, 2016 and December 31, 2015, there were 26,930,730 and 26,423,394 shares of common stock outstanding respectively.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2016 an additional 1,056,936 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2015. There were 676,034 shares available for issuance under the 2014 Plan as of June 30, 2016. The 2014 Plan expires in August 2024.

In the three months ended June 30, 2016, the Company recorded aggregate stock-based compensation expense of $686 for stock options under the 2014 Plan: $370 in general and administrative expense and $316 in research and development expense. In the three months ended June 30, 2015, the Company recorded an aggregate stock-based compensation expense of $194 for stock options under the 2014 Plan: $98 in general and administrative expense and $96 in research and development expense.

In the six months ended June 30, 2016, the Company recorded aggregate stock-based compensation expense of $1,153 for stock options under the 2014 Plan: $640 in general and administrative expense and $513 in research and development expense. In the six months ended June 30, 2015, the Company recorded an aggregate stock-based compensation expense of $608 for stock options under the 2014 Plan: $316 in general and administrative expense and $292 in research and development expense.

During the six months ended June 30, 2016, the board of directors granted a total of 953,500 ten-year term stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 76.9% to 77.7%, a risk free rate of 1.40% to 1.48%, and a dividend yield of 0%. The Company will recognize $4,906 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

The following table summarizes activity for the six months ended June 30, 2016 under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,620,760	$4.95	$10,339
Granted	953,500	$7.83
Exercised	(18,857)	$4.67
Cancelled	(28,000)	$6.79

Options outstanding at June 30, 2016	2,527,403	$6.01	$4,174

Options exercisable at June 30, 2016	606,521	$4.58	$1,734

Weighted-average years remaining on contractual life	8.99
Unrecognized compensation cost related to non-vested stock options	$8,340

The weighted-average fair value of all stock options granted for the three and six months ended June 30, 2016 was $5.26 per share and $5.25 per share, respectively. Aggregate intrinsic value at June 30, 2016, is based on $7.44 per share, the closing price of common stock on June 30, 2016. Aggregate intrinsic value at December 31, 2015, is based on $11.33 per share, the closing price of common stock on December 31, 2015.

2004 Stock Option and Incentive Plan

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan (the “2004 Plan”). The 2004 Plan has expired but remains effective for all outstanding options under the 2004 Plan. The following table summarizes activity for the six months ended June 30, 2016 under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	10,917	$40.58	$—
Exercised	—	$—	$—
Expired	—	$—	$—

Options outstanding at June 30, 2016	10,917	$40.58	$—

Options exercisable at June 30, 2016	10,917	$40.58	$—

Weighted-average years remaining on contractual life	1.79
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $7.44 per share closing price of common stock on June 30, 2016, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2016, 117,100 shares were added to the ESPP. As of June 30, 2016, there were 258,443 shares available for issuance under the ESPP.

On May 31, 2016, 5,790 shares of common stock were purchased pursuant to the ESPP, resulting in proceeds to the Company of $45. The Company recorded $0 and $20 of stock-based compensation expense pursuant to the ESPP during the three and six months ended June 30, 2016, respectively.

7. Commitments and Contingencies

Operating leases

In May 2015, the Company entered into a lease agreement (the “Office Lease”) for its headquarters in Lexington, Massachusetts. The Company occupied this space in September 2015, at which time its rental obligations commenced. The Company recorded $445 as leasehold improvements for costs incurred to build out the space, and is amortizing those costs to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on the Company’s consolidated balance sheets. Rent expense related to the Office Lease was $62 and $124 for the three and six months ended June 30, 2016, respectively. Rent expense was $20 and $35 for the three and six months ended June 30, 2015, respectively, and was related to the Company’s prior lease agreement which expired in September 2015.

In February 2016, the Company signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). The Company occupied the additional space on July 1, 2016. The terms of the Lease Amendment follow the terms of the Office Lease. As of June 30, 2016, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2016	$107
2017	402
2018	411
2019	421
2020	430
Thereafter	959

Total	$2,730

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$17,460	$—	$17,460	$—
Agency bonds	1,001	—	1,001	—
United States Treasury securities	41,242	41,242	—	—

Short-term investments	$59,703	$41,242	$18,461	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$16,160	$—	$16,160	$—
Agency bonds	10,031	—	10,031	—
United States Treasury securities	5,047	5,047	—	—

Short-term investments	$31,238	$5,047	$26,191	$—

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

Convertible debt redemption rights derivative

In December 2014, the Company issued the Convertible Bridge Notes which contained a redemption rights derivative required separate accounting and was valued using a single income valuation approach. As of December 31, 2014, the fair value of the embedded derivative was $480. Pursuant to the IPO, the Convertible Bridge Notes were converted into 337,932 shares of common stock and the $480 fair value of the embedded derivative was written off and reflected a gain on the change in fair value of Convertible Bridge Notes redemption rights derivative in the six months ended June 30, 2015.

2020 Convertible Notes derivative liability

The fair value methodologies related to the 2020 Convertible Notes derivative liability are discussed in Note 5.

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the 2020 Convertible Notes and the Convertible Bridge Notes are derivative financial instruments. The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three and six months ended June 30, 2015 consist of the following:

	Location of gain or loss recognized in income on derivative financial instrument	Amount of gain or (loss) recognized in income on derivative financial instrument
Derivative financial instruments not designated as hedging instruments		For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
2020 Convertible Notes derivative liability	Change in fair value of 2020 Convertible Notes derivative liability	$1,859	$3,856

Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$—	$480

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

10. Subsequent Event

On August 5, 2016, the Company closed an underwritten public offering of $50.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 (the “2021 Notes”) and received net proceeds of approximately $46.9 million. The Company has granted the underwriters a 30-day option to purchase up to an additional $7.5 million aggregate principal amount of 2021 Notes.

Interest on the 2021 Notes will be paid semiannually in arrears on February 1 and August 1 of each year at the rate of 5.75% per year, beginning on February 1, 2017. The 2021 Notes will mature on August 1, 2021, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The 2021 Notes will be convertible at the option of holders of the 2021 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the 2021 Notes will receive shares of the Company’s common stock. The conversion rate for the 2021 Notes will initially be 124.7505 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $8.02 per share of common stock, and is subject to adjustment under the terms of the 2021 Notes. In certain circumstances the conversion rate will be increased in connection with voluntary conversions by the holders of the 2021 Notes.

The Company may redeem the 2021 Notes, at its option, in whole or in part, if certain conditions are met at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased plus accrued and unpaid interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On August 5, 2016, we closed an underwritten public offering of $50.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 (the “2021 Notes”) and received net proceeds of approximately $46.9 million. We have granted the underwriters a 30-day option to purchase up to an additional $7.5 million aggregate principal amount of 2021 Notes (See Note 10 in the accompanying notes to the financial statements).

In July 2016, we announced the initiation of a Phase 2 dose-ranging trial of a fixed-dose combination (“FDC”) of trabodenoson and latanoprost. The trial will enroll approximately 165 patients with an IOP greater than or equal to 25 mmHg and less than or equal to 34 mmHg; which represents the patients most likely to receive treatment for glaucoma or ocular hypertension. Data from this trial is expected in 2017.

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. During the three months ended June 30, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At June 30, 2016, $45.6 million was available for sale of common stock under the ATM.

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

As of June 30, 2016, we had an accumulated deficit of $214.8 million and cash and cash equivalents and short-term investments aggregating $98.2 million. We estimate we have sufficient funding to sustain operations into mid 2018. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to invest in research and development and continue our Phase 3 program of trabodenoson, which we commenced in October 2015. We also expect our expenses to increase in connection with clinical activities for our FDC product candidate which commenced a Phase 2 dose-ranging trial in July 2016. In addition, if we successfully launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

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

The following table summarizes our research and development expenses by type of activity for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Trabodenoson - direct clinical and non-clinical	$4,753	$882	$10,575	$1,396

Personnel and other expenses
Employee and consultant-related expenses	1,463	974	3,024	1,464
Facility expenses	114	56	238	118
Other expenses	135	42	243	45

Total personnel and other expenses	1,712	1,072	3,505	1,627

Total research and development expenses	$6,465	$1,954	$14,080	$3,023

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $61 million for external development costs related to trabodenoson from inception through June 30, 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(in thousands)	2016	2015	Increase (Decrease)
Operating expenses:
Research and development	$(6,465)	$(1,954)	$4,511
General and administrative	(2,315)	(1,728)	587

Loss from operations	$(8,780)	$(3,682)	$5,098

Interest expense	—	(564)	(564)
Interest income	96	—	(96)
Change in fair value of warrant and derivative liabilities	—	1,859	1,859

Net loss	$(8,684)	$(2,387)	$6,297

Loss from operations

Loss from operations increased $5.1 million to $8.8 million for the three months ended June 30, 2016, as compared to $3.7 million for the three months ended June 30, 2015, and related primarily to the $4.5 million increase in research and development expenses. This substantial increase in the loss from operations reflects our transition from a pre-public company at January 1, 2015 with four employees to a public company with 18 employees at June 30, 2016. We completed our IPO in February 2015. Additionally, we had not conducted any clinical activities in the three months ended June 30, 2015, and in the three months ended June 30, 2016, we were conducting our Phase 3 clinical trial in monotherapy and preparing for our Phase 2 clinical trial with our FDC product candidate.

Research and development expenses

Research and development expenses increased $4.5 million to $6.5 million for the three months ended June 30, 2016, as compared to $2.0 million for the three months ended June 30, 2015. This increase primarily includes increased clinical trial expenses of $3.1 million, $0.8 million of pre-clinical expenses and $0.5 million of employee-related expenses due to increased headcount and additional stock option grants. We expect these expenses to increase in future periods due to our recently initiated Phase 2 clinical trial with our FDC product candidate and other clinical trials, additional pre-clinical expense and further increases to our headcount.

General and administrative expenses

General and administrative expenses increased $0.6 million to $2.3 million, for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015. This increase primarily reflects $0.4 million related to increased employee-related expenses due to increased headcount and additional stock option grants and $0.2 million primarily related to increased consulting and other expenses.

Interest expense

Interest expense of $0.6 million in the three months ended June 30, 2015, was comprised of coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes and our Convertible Bridge Notes. As of December 31, 2015, all of the 2020 Convertible Notes were extinguished.

Change in fair value of warrant and derivative liabilities

The change in fair value of the warrant and derivative liabilities was a gain of $1.9 million for the three months ended June 30, 2015, and resulted from a $1.9 million decrease in the fair value of our 2020 Convertible Notes derivative liability.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
(in thousands)	2016	2015	(Decrease)
Operating expenses:
Research and development	$(14,080)	$(3,023)	$11,057
General and administrative	(4,837)	(3,708)	1,129

Loss from operations	$(18,917)	$(6,731)	$12,186

Interest expense	—	(1,038)	(1,038)
Interest income	165	—	(165)
Loss on extinguishment of debt	—	(683)	(683)
Change in fair value of warrant and derivative liabilities	—	4,603	4,603

Net loss	$(18,752)	$(3,849)	$14,903

Loss from operations

Loss from operations increased $12.2 million to $18.9 million for the six months ended June 30, 2016, as compared to $6.7 million for the six months ended June 30, 2015, and related primarily to the $11.1 million increase in research and development expenses. This substantial increase in the loss from operations reflects our transition from a pre-public company at January 1, 2015 with four employees to a public company with 18 employees at June 30, 2016. We completed our IPO in February 2015. Additionally, we had not conducted any clinical activities in the six months ended June 30, 2015, and in the six months ended June 30, 2016, we were conducting our Phase 3 clinical trial in monotherapy and preparing for our Phase 2 clinical trial with our FDC product candidate.

Research and development expenses

Research and development expenses increased $11.1 million to $14.1 million for the six months ended June 30, 2016, as compared to $3.0 million for the six months ended June 30, 2015. This increase includes increased clinical trial expenses of $7.5 million, $1.7 million of pre-clinical expenses, $1.2 million of employee-related expenses due to increased headcount and additional stock option grants and $0.3 million of consulting expense. We expect these expenses to increase in future periods due to our recently initiated Phase 2 clinical trial with our FDC product candidate and other clinical trials, additional pre-clinical expense and further increases to our headcount.

General and administrative expenses

General and administrative expenses increased $1.1 million to $4.8 million, for the six months ended June 30, 2016, as compared to $3.7 million for the six months ended June 30, 2015. This increase primarily includes increases of $0.8 million of employee-related expenses, excluding stock-based compensation, due to increased headcount and higher salaries, $0.3 million of consulting expense and $0.3 million of professional fees. These increases were partially offset by a $0.6 million decrease in stock-based compensation expense, as the six months ended June 30, 2015 included $1.0 million of stock-based compensation expense related to the elimination of our repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO that, as a result of our IPO, were automatically converted into common shares.

Interest expense

Interest expense of $1.0 million in the six months ended June 30, 2015, was comprised of coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes and our Convertible Bridge Notes. As of December 31, 2015, all of the 2020 Convertible Notes were extinguished.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $0.7 million in the six months ended June 30, 2015, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant and derivative liabilities

The change in fair value of the warrant and derivative liabilities was a gain of $4.6 million for the six months ended June 30, 2015, and resulted primarily from a $3.9 million decrease in the fair value of our 2020 Convertible Notes derivative liability.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $18.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $214.8 million and $98.2 million of cash and cash equivalents and short-term investments.

On August 5, 2016, we closed an underwritten public offering of $50.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 (the “2021 Notes”) and received net proceeds of approximately $46.9 million. We have granted the underwriters a 30-day option to purchase up to an additional $7.5 million aggregate principal amount of 2021 Notes (See Note 10 in the accompanying notes to the financial statements).

During the three months ended June 30, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At June 30, 2016, $45.6 million was available for sale of common stock under the ATM.

In August 2015, we completed the Follow-on Offering, issuing 6,210,000 shares of our common stock resulting in net proceeds to us of approximately $74.0 million.

In the first quarter of 2015, we completed our IPO and concurrent offering of the 2020 Convertible Notes resulting in aggregate net proceeds to us of approximately $55.4 million.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(16,996)	$(6,050)
Cash used in investing activities	(28,709)	(30)
Cash provided by financing activities	4,182	51,474

Net increase (decrease) in cash and cash equivalents	$(41,523)	$45,394

Net cash used in operating activities

Net cash used in operating activities was $17.0 million for the six months ended June 30, 2016 and $6.0 million for the six months ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016, principally resulted from our net loss of $18.8 million, partially offset by $1.2 million in noncash stock-based compensation and a $0.4 million net change in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2015, principally resulted from a noncash gain related to the decrease in the fair value of our 2020 Convertible Notes derivative liability, warrant liabilities and convertible notes redemption rights derivative, aggregating to $4.6 million, our net loss of $3.8 million and a net change in operating assets and liabilities of $0.3 million. These decreases were partially offset by $1.6 million of noncash stock-based compensation, $0.6 million in noncash interest expense and a $0.5 million noncash loss on extinguishment of debt.

Net cash used in investing activities

Net cash used in investing activities was $28.7 million for the six months ended June 30, 2016, and related primarily to the purchase of $57.4 million of short-term investments and $28.9 million of proceeds from the maturity of short-term investments. Additionally, we purchased $0.2 million of property and equipment in the six months ended June 30, 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2016 and reflects primarily the net proceeds from the issuance of common stock pursuant to our ATM of $4.0 million. Net cash provided by financing activities was $51.5 million for the six months ended June 30, 2015 and reflects the net proceeds from the issuance of common stock in our IPO of $38.2 million and the proceeds from our concurrent note offering of $21.0 million. We paid $1.8 million in 2015 in issuance costs related to the 2020 Convertible Notes, resulting in net proceeds in 2015 from the 2020 Convertible Notes of $19.2 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2016:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,730	$307	$822	$860	$741

Total	$2,730	$307	$822	$860	$741

(1)	In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We occupied this space in September 2015 and the lease term commenced in the same month. In February 2016, we amended this lease by leasing an additional 3,888 square feet which we occupied in July 2016, and the lease term commenced in the same month.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $38.5 million at June 30, 2016, consisting primarily of funds in money market accounts. We also had $59.7 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1.A.	Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended June 30, 2016 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $68.0 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. Our net losses were $18.8 million and $3.8 million for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $214.8 million.

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

During the three months ended June 30, 2016, we sold 482,689 shares of common stock pursuant to our ATM and received net proceeds of $4.0 million.

On August 5, 2016, we closed an underwritten public offering of $50.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 (the “2021 Notes”) and received net proceeds of approximately $46.9 million. We have granted the underwriters a 30-day option to purchase up to an additional $7.5 million aggregate principal amount of 2021 Notes (See Note 10 in the accompanying notes to the financial statements).

We expect our research and development expenses to continue to be significant in connection with our product development activities, including our Phase 2 clinical trial which was initiated in July 2016 for our FDC product candidate which commenced in July 2016 and our planned Phase 3 programs. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ deficit, financial position, cash flows and working capital.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2016, our cash and cash equivalents and short-term investments aggregated $98.2 million. We estimate that these funds will be sufficient to fund our projected operating requirements into mid 2018. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

The indenture governing our 2021 Notes contain restrictions that will limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

The indenture governing our 2021 Notes contain covenants that, among other things, restrict our and our subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability and the ability of our future subsidiaries to incur additional indebtedness and issue certain types of preferred stock, other than certain permitted indebtedness and preferred stock. In addition, the indenture governing our 2021 Notes will include a covenant that limits our ability to merge or consolidate with other entities in certain circumstances. These covenants and restrictions limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.

A breach of any of these covenants or other provisions in our future debt agreements could result in an event of default, which if not cured or waived, could result in the 2021 Notes or such debt becoming immediately due and payable. This, in turn, could cause any of our other debt existing at such time to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We currently have no source of revenue. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business has not historically generated cash flow from operating activities and may not in the future generate cash flow from operating activities sufficient to service our obligations under our 2021 Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to repurchase our 2021 Notes upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2021 Notes.

Holders of our 2021 Notes have the right to require us to repurchase their 2021 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Notes surrendered therefor. In addition, our ability to repurchase the 2021 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2021 Notes.

The fundamental change repurchase feature of our 2021 Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of our 2021 Notes require us to repurchase the 2021 Notes in cash in the event of a fundamental change. A takeover of our company, if such takeover constituted a “fundamental change,” would trigger an option of the holders of the 2021 Notes to require us to repurchase the 2021 Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the 2021 Notes.

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

We have successfully formulated our fixed-dose combination product candidate in a way that is suitable for Phase 2 clinical use. However, we have not successfully manufactured the product at commercial scale, nor completed stability testing to confirm its acceptability for commercial use. Any such delay or failure could materially harm our commercial prospects, result in higher costs and deprive us of product candidate revenues.

We completed a Phase 2 trial to evaluate the efficacy, tolerability and safety of trabodenoson when co-administered with commercially-available latanoprost eye drops. We have formulated our FDC product candidate to include these two drugs in a single eye drop. However, we may never be able to formulate or manufacture our FDC product candidate at commercial scale, or be able to demonstrate that the product is stable enough to commercialize. Any delay or failure to develop a suitable product formulation or manufacturing process for our FDC product candidate could materially harm our commercial prospects, result in higher costs or deprive us of potential product revenues.

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

Research programs to pursue the development of our product candidates for additional indications and to identify new potential products or product candidates and disease targets require substantial technical, financial and human resources whether or not we ultimately are successful. Our research programs may initially show promise in identifying potential indications and/or potential products, yet fail to yield results for clinical development for a number of reasons, including:

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other potential products or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of June 30, 2016, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with twenty full-time employees as of August 1, 2016, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 and a low of $4.68 through August 1, 2016.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016, may have a significant impact on the market price of our common stock:

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

As of June 30, 2016, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 66% of our common stock.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a holder of 2021 Notes or one of our stockholders, if you receive common stock upon conversion of the 2021 Notes, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock and 2021 Notes.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. As of June 30, 2016, we have 26,930,730 outstanding shares of common stock, which excludes 2,538,320 shares of common stock issuable upon the exercise of stock options outstanding as June 30, 2016, at a weighted-average exercise price of $6.16 per share.

At June 30, 2016, holders of an aggregate of 8.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Some provisions of our charter document, Delaware law and the indenture that governs our 2021 Notes may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

In addition, the terms of our 2021 Notes require us to repurchase the 2021 Notes in cash in the event of a fundamental change. A takeover of our company, if such takeover constituted a “fundamental change,” would trigger an option of the holders of the 2021 Notes to require us to repurchase the 2021 Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the 2021 Notes.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOTEK PHARMACEUTICALS CORPORATION

August 10, 2016	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

August 10, 2016	By:	/s/ Dale Ritter
Dale Ritter
Vice President–Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	3/31/15	001-36829

3.2	Amended and Restated By-Laws of the Registrant.	10-K	3.2	3/31/15	001-36829

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	3/31/15	001-36829

4.2	Base Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.1	8/5/2016	001-36829

4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.2	8/5/2016	001-36829

4.4	Form of 5.75% Convertible Senior Note due 2021	8-K	4.3	8/5/2016	001-36829

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.