Form 10-Q
period 2016-09-30
INOTEK PHARMACEUTICALS CORP
filed 2016-11-09
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 26,930,730 shares of common stock, $0.01 par value per share, outstanding.

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

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$83,004	$80,042
Short-term investments	54,579	31,238
Prepaid expenses and other current assets	1,341	1,086
Total current assets	138,924	112,366
Property and equipment, net	1,045	812
Other assets	170	143
Total assets	$140,139	$113,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,777	$1,633
Accrued expenses and other current liabilities	3,716	2,508
Accrued interest	451	-
Total current liabilities	5,944	4,141
2021 Convertible Notes, net of issuance costs	48,820	-
Other long-term liabilities	321	367
Total liabilities	55,085	4,508

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at September 30, 2016 and December 31, 2015; 26,930,730 shares and 26,423,394 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	269	264
Additional paid-in capital	310,686	304,583
Accumulated deficit	(225,903)	(196,023)
Accumulated other comprehensive income (loss)	2	(11)
Total stockholders’ equity	85,054	108,813
Total liabilities and stockholders’ equity	$140,139	$113,321

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$(8,412)	$(3,612)	$(22,492)	$(6,635)
General and administrative	(2,311)	(1,825)	(7,148)	(5,533)
Loss from operations	(10,723)	(5,437)	(29,640)	(12,168)

Interest expense	(525)	(192)	(525)	(1,230)
Interest income	120	33	285	33
Loss on extinguishment of debt	—	(3,716)	—	(4,399)
Change in fair value of warrant liabilities	—	—	—	267
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	—	—	480
Change in fair value of 2020 Convertible Notes derivative liability	—	(46,649)	—	(42,793)
Net loss	$(11,128)	$(55,961)	$(29,880)	$(59,810)

Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(2.48)	$(1.12)	$(3.85)

Weighted-average number of shares outstanding—basic and diluted	26,930,730	22,573,195	26,660,126	15,580,487

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,128)	$(55,961)	$(29,880)	$(59,810)
Other comprehensive income:
Net unrealized income (loss) on marketable securities	(15)	—	13	—
Total comprehensive loss	$(11,143)	$(55,961)	$(29,867)	$(59,810)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,880)	$(59,810)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	82	1,132
Noncash rent expense	(46)	(5)
Loss on extinguishment of debt	—	4,239
Amortization of premium on marketable securities	164	—
Depreciation	111	7
Change in fair value of warrant liabilities	—	(267)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	(480)
Change in fair value of 2020 Convertible Notes derivative liability	—	42,793
Stock-based compensation	1,978	1,932
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(340)	(968)
Accounts payable	144	563
Accrued expenses and other current liabilities	1,659	487
Net cash used in operating activities	(26,128)	(10,377)

Cash flows from investing activities:
Purchases of short-term investments	(69,070)	(29,117)
Proceeds from the maturities of short-term investments	45,636	—
Purchases of property and equipment	(344)	(318)
Net cash used in investing activities	(23,778)	(29,435)

Cash flows from financing activities:
Proceeds from issuance of 2021 Convertible Notes	52,000	—
Payments of 2021 Convertible Notes issuance costs	(3,262)	—
Net proceeds from issuance of common stock in initial public offering	—	38,085
Proceeds from issuance of 2020 Convertible Notes in initial public offering	—	21,000
Payments of 2020 Convertible Notes issuance costs	—	(1,841)
Net proceeds from issuance of common stock	3,997	73,955
Proceeds from issuance of common stock pursuant to stock option plans	88	43
Proceeds from issuance of common stock pursuant to employee stock purchase plan	45	—
Principal payments on notes payable	—	(5,800)
Net cash provided by financing activities	52,868	125,442

Net change in cash and cash equivalents	2,962	85,630
Cash and cash equivalents, beginning of period	80,042	3,618
Cash and cash equivalents, end of period	$83,004	$89,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$89

Supplemental disclosure of noncash investing and financing activities:
Acquisition of leasehold improvements	$—	$445
Conversion of Series AA preferred stock into common stock upon initial public offering	$—	$46,383
Conversion of Series X preferred stock into common stock upon initial public offering	$—	$548
Conversion of Convertible Bridge Notes into common stock upon initial public offering	$—	$2,028
Conversion of 2020 Convertible Notes into common stock	$—	$66,375
Accretion of Series AA preferred stock to redemption value	$—	$130
Reclassification of fair value of warrant liability to equity upon initial public offering	$—	$215
Reclassification of deferred public offering costs to stockholders' equity	$—	$1,590
Reclassification of deferred public offering costs to other assets	$—	$256
Net unrealized gain on marketable securities	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

INOTEK PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Organization and Operations

Inotek Pharmaceuticals Corporation (the “Company”) is a clinical-stage biopharmaceutical company advancing molecules with novel mechanisms of action to address significant diseases of the eye. The Company’s business strategy is to develop and progress its product candidates through human clinical trials and commercialize such products if successfully developed. The Company’s headquarters are located in Lexington, Massachusetts.

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

In August 2016, the Company closed an underwritten public offering of $52,000 aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2,000 from an exercise of the underwriters’ overallotment option, (the “2021 Convertible Notes”), and received net proceeds of $48,738 after deducting underwriting discounts and offering-related costs (see Note 5).

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. The Company did not sell any shares of common stock pursuant to the ATM during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, the Company sold 482,689 shares of common stock and received net proceeds of $3,997, pursuant to the ATM. At September 30, 2016, $45,599 was available for sale of common stock under the ATM.

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

As of September 30, 2016, the Company had an accumulated deficit of $225,903 and  $137,583 of cash and cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive income (loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses from short-term investments as of September 30, 2016 and December 31, 2015.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three and nine months ended September 30, 2016 and 2015. There was $15 of net unrealized losses and $13 of net unrealized gains on short-term investments for the three and nine months ended September 30, 2016, respectively. There were no net unrealized gains or losses on short-term investments for the three and nine months ended September 30, 2015.

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

Short-term investments at September 30, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,899	$—	$—	$11,899
United States Treasury securities	42,679	8	(7)	42,680
	$54,578	$8	$(7)	$54,579

Short-term investments at December 31, 2015 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$16,160	$—	$—	$16,160
Agency bonds	10,036	—	(5)	10,031
United States Treasury securities	5,053	—	(6)	5,047
	$31,249	$—	$(11)	$31,238

At September 30, 2016 and December 31, 2015, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at September 30, 2016 and December 31, 2015.

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

Debt Issuance Costs—Debt issuance costs consist of underwriting discounts and offering-related costs incurred by the Company in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on the Company’s consolidated balance sheets. The Company amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method.  (See Note 5). Amortization of debt issuance costs was $82 in the three and nine months ended September 30, 2016.

Debt issuance costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and amortized over the term of the respective notes using the effective interest rate method. At September 30, 2016 and December 31, 2015, the Company no longer carried the notes payable, Convertible Bridge Notes or 2020 Convertible Notes on its consolidated balance sheet (see Note 5). Amortization of deferred issuance costs was $15 and $107 in the three and nine months ended September 30, 2015, and recorded as a component of interest expense in the accompanying consolidated statements of operations.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments, convertible notes redemption rights derivative, 2020 Convertible Notes derivative liability (see Note 8) and 2021 Convertible Notes (see Note 5).

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(11,128)	$(55,961)	$(29,880)	$(59,810)
Accretion and dividends on convertible preferred stock	—	—	—	(130)
Net loss applicable to common stockholders	(11,128)	(55,961)	(29,880)	(59,940)

Denominator:
Weighted average common shares outstanding - basic and diluted	26,930,730	22,573,195	26,660,126	15,580,487
Net loss per share applicable to common stockholders - basic and diluted	$(0.41)	$(2.48)	$(1.12)	$(3.85)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares issuable upon conversion of the 2021 Convertible Notes	6,483,791	—	6,483,791	—
Warrants exerciseable for common stock	56,408	56,408	56,408	56,408
Stock options	2,706,029	1,540,218	2,706,029	1,540,218
Total	9,246,228	1,596,626	9,246,228	1,596,626

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

3. Property and Equipment

At September 30, 2016 and December 31, 2015, the Company’s property and equipment consisted of the following:

	Useful lives	September 30, 2016	December 31, 2015
Office equipment	5 years	$397	$334
Computer hardware and software	3 - 7 years	263	252
Laboratory equipment	5 years	313	43
Leasehold improvements	7 years	445	445
		1,418	1,074
Less: accumulated depreciation		(373)	(262)
Property and equipment, net		$1,045	$812

During the three and nine months ended September 30, 2016, the Company recognized $39 and $111 of depreciation expense, respectively. During the three and nine months ended September 30, 2015, the Company recognized $6 and $7 of depreciation expense, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Compensation and benefits	$1,326	$999
Research and development	1,199	375
Government payable	471	450
Professional fees	397	347
Other	323	337
Total	$3,716	$2,508

5. Debt

2021 Convertible Notes

On August 5, 2016, the Company issued an aggregate of $50,000 of the 2021 Convertible Notes. On August 30, 2016, the Company issued an additional $2,000 of 2021 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2021 Convertible Notes have a maturity date of August 1, 2021 (“Maturity Date”), are unsecured and accrue interest at a rate of 5.75% per annum, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2017. In connection with the issuance of the 2021 Convertible Notes, the Company incurred $3,262 of debt issuance costs which were recorded as a discount on the 2021 Convertible Notes.

Each holder of a 2021 Convertible Note (the “Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at an initial conversion rate of 124.7505 shares of the Company’s common stock per $1 principal amount of 2021 Convertible Notes (the

“Conversion Rate”). The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. In addition, in certain circumstances, the Conversion Rate will be increased in respect of a Holder’s conversion of 2021 Convertible Notes in connection with the occurrence of one or more corporate events specified in the indenture (as supplemented, the “Indenture”) governing the 2021 Convertible Notes (each such specified corporate event, a “Make-Whole Fundamental Change”) that occurs prior to the Maturity Date (a “Make-Whole Fundamental Change Conversion”) or in respect of a Holder’s voluntary conversion of 2021 Convertible Notes other than in connection with a Make-Whole Fundamental Change (a “Voluntary Conversion”). In connection with a Make-Whole Fundamental Change Conversion or a Voluntary Conversion, the Company will increase the Conversion Rate for the 2021 Convertible Notes surrendered for conversion by a number of additional shares of the Company’s common stock set forth in the Additional Shares Make-Whole Table in the Indenture, based on the applicable Stock Price (as defined in the Indenture) and Effective Date (as defined in the Indenture) for such conversion. The additional shares potentially issuable in connection with a Make-Whole Fundamental Change Conversion or a Voluntary Conversion range from 0 to 24.95 per $1 principal amount of 2021 Convertible Notes, subject to adjustment. If the Stock Price applicable to any conversion is greater than $40.00 per share, the Conversion Rate will not be increased. If the Stock Price applicable to any conversion is less than $6.68 per share, the Conversion Rate in connection with a Make-Whole Fundamental Change Conversion will not be increased but it will be increased by 24.95 shares in connection with a Voluntary Conversion. Upon conversion, Holders of the 2021 Convertible Notes will receive shares of the Company’s common stock and cash in lieu of fractional shares.

Upon the occurrence of a Fundamental Change (as defined in the Indenture), each Holder may require the Company to repurchase for cash all or any portion of the 2021 Convertible Notes held by such Holder at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

The Company, at its option, may redeem for cash all or any portion of the 2021 Convertible Notes if the last reported sale price of a share of the Company’s common stock is equal to or greater than 200% of the conversion price for the 2021 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2021 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If an Event of Default (as defined in the Indenture), other than certain events of bankruptcy, insolvency or reorganization involving the Company, occurs and is continuing, the trustee under the Indenture (the “Trustee”) or the Holders of at least 25% in principal amount of the outstanding 2021 Convertible Notes may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the 2021 Convertible Notes to be due and payable immediately. Upon the occurrence of an Event of Default relating to bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2021 Convertible Notes would become due and payable automatically.

Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture, will (i) for the first 90 days after the occurrence of such an Event of Default, consist exclusively of the right to receive additional interest on the 2021 Convertible Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Convertible Notes outstanding for each day during such 90-day period on which such an Event of Default is continuing and (ii) for the period from, and including, the 91st day after the occurrence of such an Event of Default to, and including, the 180th day after the occurrence of such an Event of Default, consist exclusively of the right to receive additional interest on the 2021 Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the 2021 Convertible Notes outstanding for each day during such additional 90-day period on which such an Event of Default is continuing (such additional interest, “Additional Interest”). After 180 days, if such Event of Default is not cured or waived, the 2021 Convertible Notes would be subject to acceleration in accordance with the Indenture.

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of September 30, 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. Interest expense related to the 2021 Convertible Notes for the three and nine months ended September 30, 2016, was $533, including $82 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2016:

September 30, 2016
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	82
Carrying value	$48,820

2020 Convertible Notes

On February 23, 2015, the Company issued an aggregate of $20,000 of the 2020 Convertible Notes pursuant to its IPO. On March 24, 2015, the Company issued an additional $1,000 of 2020 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2020 Convertible Notes had a maturity date of February 15, 2020, were unsecured and accrued interest at a rate of 5.0% per annum, payable semi-annually on February 15 and August 15 of each year. In connection with the issuance of the 2020 Convertible Notes, the Company incurred $2,097 of financing costs which were recorded in other assets on the balance sheet.

Each holder of a 2020 Convertible Note, had the option to convert all or any portion of such note at an initial conversion rate of 158.7302 shares of the Company’s common stock per $1 principal amount of 2020 Convertible Notes. The conversion rate was subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. For any conversion that occurred on or after July 23, 2015, the Company would, in addition to the other consideration payable, make an interest make-whole payment to such converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2020 Convertible Notes to be converted had such notes remained outstanding from the date of the conversion through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date, if the 2020 Convertible Notes had not been so converted or otherwise repurchased. Present values for the interest make-whole payment would be calculated using a discount rate equal to 2%. The Company could satisfy its obligation to pay any interest make-whole payment, at its election, in cash, shares of common stock or a combination thereof.

The 2020 Convertible Notes were convertible, at the holder’s option, upon a fundamental change, as defined in the indenture. If a holder elected to convert its notes upon a fundamental change, the Company would increase the conversion rate for the 2020 convertible notes so surrendered for conversion by a number of additional shares of common stock by which the conversion rate would have increased per $1 principal amount of notes for each stock price and make-whole fundamental change effective date as set forth in the indenture. The additional shares ranged from 7.9364 to 0.

Upon a fundamental change, each holder would have the right to require the Company to repurchase for cash all of such holder’s notes, or any portion thereof that is equal to $1 or an integral multiple of $1. The repurchase price of the 2020 Convertible Notes would equal 100% of the principal amount thereof, plus accrued and unpaid interest thereon. However, if the repurchase occurred after a regular record date for an interest payment, but before the distribution date of that interest payment, the holder would receive the regular interest payment and the repurchase price would equal 100% of the principal amount of the 2020 Convertible Notes to be repurchased.

The 2020 Convertible Notes were redeemable at the holder’s option upon an event of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurred and was continuing, the trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding notes by written notice to the Company and the trustee, could declare 100% of the principal and accrued and unpaid interest, if any, on all of the 2020 Convertible Notes to be due and payable immediately. Upon the occurrence of certain events of default relating to bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the 2020 Convertible Notes would become due and payable automatically.

The indenture provided that, to the extent the Company elected and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture, consisted exclusively of the right to receive additional interest on the 2020 Convertible Notes. The additional interest consisted of interest at an additional rate of 0.25% per annum for the first 90 days after the event of default. For the 91st to 180th day after the event of default, the additional interest would consist of interest at an additional rate of 0.50% per annum. After 180 days, if the event of default was not cured or waived, the 2020 Convertible Notes were subject to acceleration as provided in Section 6.02 of the indenture.

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

In July and August 2015, holders of all $21,000 principal amount of the 2020 Convertible Notes elected to convert the principal into 3,333,319 shares of common stock in accordance with the terms of the 2020 Convertible Notes. In addition, the interest make-whole payment was settled with shares of common stock, at the election of the Company, resulting in the issuance of 530,072 additional shares of common stock. As of the conversion dates, the fair value of the combined embedded derivative liability was determined to be $55,216. The change in the estimated fair value of the combined embedded derivative liability from June 30, 2015, to the conversion dates and for the three months ended September 30, 2015, was $46,649, and for the nine months ended September 30, 2015, was $42,793. In addition, the Company recorded a charge of $3,716 in the three and nine months ended September 30, 2015, related to the extinguishment of the 2020 Convertible Notes. As of September 30, 2015, all $21,000 of the 2020 Convertible Notes were extinguished.

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

Convertible Bridge Notes

In December 2014, the Company sold an aggregate of $2,000 of subordinated convertible promissory notes to existing stockholders (the “Convertible Bridge Notes”). The Convertible Bridge Notes were scheduled to mature on June 30, 2015 and accrued interest at the rate of 8% per annum and were subordinate to all other senior indebtedness of the Company. Upon the closing of an initial public offering of common stock of at least $40,000 in gross proceeds, all outstanding principal and accrued interest thereon would automatically convert into common stock at the initial public offering price.

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00 per share. During the nine months ended September 30, 2015, the Company reflected as interest expense related to the Convertible Bridge Notes (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In connection with the conversion of the Convertible Bridge Notes into common stock, the Company recorded a (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

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

For the nine months ended September 30, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally, in the nine months ended September 30, 2015, the Company recorded a charge for loss on extinguishment of debt of $322 related to the write-off of the unamortized debt discount.

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

6. Equity

Authorized Shares

As of September 30, 2016, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Preferred Stock

During 2014, the Company modified the terms of 558,862 shares of Series X preferred stock such that the Company’s repurchase right relative to those shares expired upon consummation of the IPO. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense upon completion of the IPO in the nine months ended September 30, 2015.

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

There were no shares sold pursuant to the ATM during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company sold 482,689 shares of common stock and received gross and net proceeds of $4,401 and $3,997, respectively, pursuant to the ATM. At September 30, 2016, $45,599 was available for sale of common stock under the ATM.

At September 30, 2016 and December 31, 2015, there were 26,930,730 and 26,423,394 shares of common stock outstanding respectively.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2016 an additional 1,056,936 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2015. There were 508,034 shares available for issuance under the 2014 Plan as of September 30, 2016. The 2014 Plan expires in August 2024.

In the three months ended September 30, 2016, the Company recorded aggregate stock-based compensation expense of $783 for stock options under the 2014 Plan: $438 in general and administrative expense and $345 in research and development expense. In the three months ended September 30, 2015, the Company recorded an aggregate stock-based compensation expense of $374 for stock options under the 2014 Plan: $228 in general and administrative expense and $146 in research and development expense.

In the nine months ended September 30, 2016, the Company recorded aggregate stock-based compensation expense of $1,935 for stock options under the 2014 Plan: $1,077 in general and administrative expense and $858 in research and development expense. In the nine months ended September 30, 2015, the Company recorded an aggregate stock-based compensation expense of $982 for stock options under the 2014 Plan: $544 in general and administrative expense and $438 in research and development expense.

During the nine months ended September 30, 2016, the board of directors granted a total of 1,121,500 ten-year term stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 76.9% to 79.2%, a risk free rate of 1.20% to 1.90%, and a dividend yield of 0%. The Company will recognize $5,790 of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

The following table summarizes activity for the nine months ended September 30, 2016 under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,620,760	$4.95	$10,339
Granted	1,121,500	$7.81
Exercised	(18,857)	$4.67
Cancelled	(28,000)	$6.79
Options outstanding at September 30, 2016	2,695,403	$6.12	$9,169

Options exercisable at September 30, 2016	753,207	$4.72	$3,588
Weighted-average years remaining on contractual life	8.82
Unrecognized compensation cost related to non-vested stock options	$8,440

The weighted-average fair value of all stock options granted for the three and nine months ended September 30, 2016 was $5.27 per share and $5.25 per share, respectively. Aggregate intrinsic value at September 30, 2016, is based on $9.48 per share, the closing price of common stock on September 30, 2016. Aggregate intrinsic value at December 31, 2015, is based on $11.33 per share, the closing price of common stock on December 31, 2015.

2004 Stock Option and Incentive Plan

The Company has outstanding stock options pursuant to its 2004 Stock Option and Incentive Plan (the “2004 Plan”). The 2004 Plan has expired but remains effective for all outstanding options under the 2004 Plan. The following table summarizes activity for the nine months ended September 30, 2016 under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	10,917	$40.58	$—
Exercised	—	$—	$—
Expired	—	$—	$—
Cancelled	(291)	$40.58	$—
Options outstanding at September 30, 2016	10,626	$40.58	$—
Options exercisable at September 30, 2016	10,626	$40.58	$—
Weighted-average years remaining on contractual life	1.49
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $9.48 per share closing price of common stock on September 30, 2016, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2016, 117,100 shares were added to the ESPP. As of September 30, 2016, there were 258,443 shares available for issuance under the ESPP.

On May 31, 2016, 5,790 shares of common stock were purchased pursuant to the ESPP, resulting in proceeds to the Company of $45. The Company recorded $23 and $43 of stock-based compensation expense pursuant to the ESPP during the three and nine months ended September 30, 2016, respectively.

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

Rent expense was $66 and $190 for the three and nine months ended September 30, 2016, respectively. Rent expense was $43 and $78 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2016	$52
2017	402
2018	411
2019	421
2020	430
Thereafter	959
Total	$2,675

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

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short-term investments, convertible preferred stock warrant liabilities, the Convertible Bridge Notes redemption rights derivative and the 2020 Convertible Notes derivative liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$11,899	$—	$11,899	$—
United States Treasury securities	42,680	42,680	—	—
Short-term investments	$54,579	$42,680	$11,899	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$16,160	$—	$16,160	$—
Agency bonds	10,031	—	10,031	—
United States Treasury securities	5,047	5,047	—	—
Short-term investments	$31,238	$5,047	$26,191	$—

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

Convertible debt redemption rights derivative

In December 2014, the Company issued the Convertible Bridge Notes which contained a redemption rights derivative required separate accounting and was valued using a single income valuation approach. As of December 31, 2014, the fair value of the embedded derivative was $480. Pursuant to the IPO, the Convertible Bridge Notes were converted into 337,932 shares of common stock and the $480 fair value of the embedded derivative was written off and reflected a gain on the change in fair value of Convertible Bridge Notes redemption rights derivative in the nine months ended September 30, 2015.

2020 Convertible Notes derivative liability

The fair value methodologies related to the 2020 Convertible Notes derivative liability are discussed in Note 5.

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the 2020 Convertible Notes and the Convertible Bridge Notes are derivative financial instruments. The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three and nine months ended September 30, 2015 consist of the following:

	Location of gain or loss	Amount of gain or (loss) recognized in income on derivative financial instrument
Derivative financial instruments not designated as hedging instruments	recognized in income on derivative financial instrument	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
2020 Convertible Notes derivative liability	Change in fair value of 2020 Convertible Notes derivative liability	$(46,649)	$(42,793)
Convertible Bridge Notes	Change in fair value of Convertible Bridge Notes redemption rights derivative	$—	$480

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

10. Subsequent Event

In October 2016, the Company entered into a Transition Agreement with its former Chief Scientific Officer, William K. McVicar, Ph.D. (the “Transition Agreement”). Pursuant to the terms of the Transition Agreement, Dr. McVicar will remain an employee of the Company as a Senior Advisor for a six-month period ending April 4, 2017 and for twelve months thereafter will receive his salary and medical benefits at the same rate in effect as of the date of the Transition Agreement. The Company expects to pay an aggregate of approximately $750 related to the Transition Agreement, including Dr. McVicar’s bonus through his termination date.

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

In August 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, (the “2021 Convertible Notes”), and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the financial statements).

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

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. We did not sell any shares of common stock pursuant to the ATM during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At September 30, 2016, $45.6 million was available for sale of common stock under the ATM.

We had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the first half of 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. Our End-of-Phase 2 meeting was a critical milestone for advancing the development of trabodenoson. At the meeting, we reached agreement on the design of our initial Phase 3 trial, as well as the overall regulatory path for trabodenoson. For our first Phase 3 trial, we agreed to three doses of trabodenoson, 1000 mcg once daily, 1500 mcg twice daily, and 2000 mcg once daily, to be tested against placebo as the primary comparator for statistical purposes. Dosing of patients in this trial for trabodenoson monotherapy commenced in October 2015 and enrollment completed in August 2016. We expect to report top-line data from the first pivotal trial in the Phase 3 program by late 2016. If the primary objectives of all of the trials in our Phase 3 program are met, we plan to submit a New Drug Application (“NDA”) to the FDA for each of our trabodenoson product candidates.

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

As disclosed in Item 5.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 7, 2016, we informed William McVicar, Ph.D. that his employment would be ending.  Dr. McVicar stepped down from his position as our Executive Vice President, Chief Scientific Officer and executive officer effective October 4, 2016. Dr. McVicar has agreed to remain employed by us in a non-executive capacity as Senior Advisor, through April 4, 2017, unless we terminate him or he resigns sooner (such date, the “Separation Date”), to facilitate a smooth transition.

In connection with the departure, we and Dr. McVicar have entered into a Transition Agreement signed on October 27, 2016 (the “Transition Agreement”), effective as of November 3, 2016.

Under the Transition Agreement, Dr. McVicar will continue to receive his current base salary, remain eligible to participate in our group employee benefit plans and continue vesting in his outstanding equity awards consistent with the terms and conditions of our stock plan and applicable stock option agreement as a regular full-time employee, through the Separation Date. In addition, we have agreed, in recognition of Dr. McVicar’s contributions in 2016, to pay Dr. McVicar a bonus payment that will be pro-rated based on his service from January 1, 2016 to October 4, 2016 and the bonus will be paid at the time our other employees receive bonus payments related to 2016.  In addition to other Transition Agreement provisions, Dr. McVicar has provided the Company with a release of claims.

We have also agreed (i) to pay Dr. McVicar severance pay (“Severance Pay”) consisting of salary continuation at his final base salary rate, less applicable tax-related deductions and withholdings, effective for the twelve month period immediately following the Separation Date (the “Severance Pay Period”) and (ii) to pay the same portion of the COBRA premium payment reimbursements that we pay active employee for the same level of group medical and dental coverage as in effect for Dr. McVicar if he elects continuation of his COBRA coverage on the Separation Date until the end of the Severance Pay Period.  We expect to pay an aggregate of approximately $0.8 million related to the Transition Agreement.

The foregoing description of the Transition Agreement is qualified in its entirety by reference to the full text of the Transition Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is in incorporated by reference herein.

As of September 30, 2016, we had an accumulated deficit of $225.9 million and cash and cash equivalents and short-term investments aggregating $137.6  million. We estimate we have sufficient funding to sustain operations into mid 2018. See “Liquidity and Capital Resources.”

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

The following table summarizes our research and development expenses by type of activity for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Trabodenoson - direct clinical and non-clinical	$5,753	$2,665	$16,332	$4,061
Personnel and other expenses
Employee and consultant-related expenses	1,959	833	5,095	2,297
Facility expenses	137	62	371	180
Target validation expenses	480	-	516	-
Other expenses	83	52	178	97
Total personnel and other expenses	2,659	947	6,160	2,574
Total research and development expenses	$8,412	$3,612	$22,492	$6,635

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $67 million for external development costs related to trabodenoson from inception through September 30, 2016.

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

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when and to what extent we will receive revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of any product candidates will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(8,412)	$(3,612)	$4,800
General and administrative	(2,311)	(1,825)	486
Loss from operations	$(10,723)	$(5,437)	$5,286

Interest expense	(525)	(192)	333
Interest income	120	33	(87)
Loss on extinguishment of debt	—	(3,716)	(3,716)
Change in fair value of derivative liabilities	—	(46,649)	(46,649)
Net loss	$(11,128)	$(55,961)	$(44,833)

Loss from operations

Loss from operations increased $5.3 million to $10.7 million for the three months ended September 30, 2016, as compared to $5.4 million for the three months ended September 30, 2015, and related primarily to the $4.8 million increase in research and development expenses.

Research and development expenses

Research and development expenses increased $4.8 million to $8.4 million for the three months ended September 30, 2016, as compared to $3.6 million for the three months ended September 30, 2015. This increase primarily includes increased clinical trial expenses of $3.1 million related to the on-going Phase 3 clinical trial with our monotherapy product candidate and the recently initiated Phase 2 clinical trial with our FDC product candidate, $0.9 million of employee-related expenses due to increased headcount and additional stock option grants and $0.4 million of pre-clinical expenses. We expect these expenses to increase in future periods due to our recently initiated Phase 2 clinical trial with our FDC product candidate and other clinical trials, additional pre-clinical expense and further increases to our headcount.

General and administrative expenses

General and administrative expenses increased $0.5 million to $2.3 million, for the three months ended September 30, 2016, as compared to $1.8 million for the three months ended September 30, 2015. This increase primarily reflects $0.3 million related to increased employee-related expenses due to increased headcount and additional stock option grants and $0.2 million primarily related to increased consulting and other expenses.

Interest expense

Interest expense of $0.5 million in the three months ended September 30, 2016, was comprised of coupon interest and amortization of our debt discount and debt issuance costs related to our 2021 Convertible Notes. Interest expense of $0.2 million in the three months ended September 30, 2015, was comprised of coupon interest and amortization of our debt discount and debt issuance costs related to our 2020 Convertible Notes and our Convertible Bridge Notes. As of September 30, 2015 and December 31, 2015, all of the 2020 Convertible Notes were extinguished.

Interest income

Interest income increased $0.1 million to $0.1 million for the three months ended September 30, 2016, as compared to $0.0 million for the three months ended September 30, 2015. This increase primarily reflects higher weighted average invested balances and interest rates.

Loss on extinguishment of debt

Loss on extinguishment of debt in the three months ended September 30, 2015, relates to the July and August 2015 conversions of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements).

Change in fair value of derivative liabilities

The change in fair value of the 2020 Convertible Notes derivative liability was a loss of $46.6 million for the three months ended September 30, 2015, and resulted from the final mark-to-market of this liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements).

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(22,492)	$(6,635)	$15,857
General and administrative	(7,148)	(5,533)	1,615
Loss from operations	$(29,640)	$(12,168)	$17,472

Interest expense	(525)	(1,230)	(705)
Interest income	285	33	(252)
Loss on extinguishment of debt	—	(4,399)	(4,399)
Change in fair value of warrant and derivative liabilities	—	(42,046)	(42,046)
Net loss	$(29,880)	$(59,810)	$(29,930)

Loss from operations

Loss from operations increased $17.5 million to $29.6 million for the nine months ended September 30, 2016, as compared to $12.2 million for the nine months ended September 30, 2015, and related primarily to the $15.9 million increase in research and development expenses. This substantial increase in the loss from operations reflects our transition from a pre-public company at January 1, 2015 with four employees to a public company with 22 employees at September 30, 2016. We completed our IPO in February 2015. Additionally, we had just commenced clinical activities in the nine months ended September 30, 2015, and in the nine months ended September 30, 2016, we were fully conducting our Phase 3 clinical trial in monotherapy and our Phase 2 clinical trial with our FDC product candidate.

Research and development expenses

Research and development expenses increased $15.9 million to $22.5 million for the nine months ended September 30, 2016, as compared to $6.6 million for the nine months ended September 30, 2015. This increase includes increased clinical trial expenses of $10.5 million related to our Phase 3 clinical trial in monotherapy and our Phase 2 clinical trial with our FDC product candidate which were fully on-going, $2.3 million of pre-clinical expenses, $2.2 million of employee-related expenses due to increased headcount and additional stock option grants and $0.5 million of consulting expense. We expect these expenses to increase in future periods due to our recently initiated Phase 2 clinical trial with our FDC product candidate and other clinical trials we expect to initiate, additional pre-clinical expense and further increases to our headcount.

General and administrative expenses

General and administrative expenses increased $1.6 million to $7.1 million, for the nine months ended September 30, 2016, as compared to $5.5 million for the nine months ended September 30, 2015. This increase primarily includes increases of $0.8 million of employee-related expenses, excluding stock-based compensation, due to increased headcount and higher salaries, $0.4 million of consulting expense and $0.2 million of professional fees. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense, as the nine months ended September 30, 2015 included $1.0 million of stock-based compensation expense related to the elimination of our repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO that, as a result of our IPO, were automatically converted into common shares.

Interest expense

Interest expense of $0.5 million in the nine months ended September 30, 2016, was comprised of coupon interest and amortization of our debt discount and debt issuance costs related to our 2021 Convertible Notes. Interest expense of $1.2 million in the nine months ended September 30, 2015, was comprised of $1.0 million for coupon interest and amortization of our debt discount and deferred financing costs related to our 2020 Convertible Notes, $0.1 million related to our Convertible Bridge Notes and $0.1 million related to our notes payable. As of December 31, 2015, all of the 2020 Convertible Notes were extinguished.

Interest income

Interest income increased $0.3 million to $0.3 million for the nine months ended September 30, 2016, as compared to $0.0 million for the nine months ended September 30, 2015. This increase primarily reflects higher weighted average invested balances and interest rates.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $4.4 million in the nine months ended September 30, 2015, comprised of $3.7 million related to the July and August 2015 conversion of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and $0.7 million, comprised of $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant and derivative liabilities

The change in fair value of the warrant and derivative liabilities for the nine months ended September 30, 2015, was a net loss of $42.0 million. We recorded a loss of $42.8 million in the nine months ended September 30, 2015, related to the final mark-to market of the 2020 Convertible Notes derivative liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the financial statements), and a gain of $0.5 million related to the decrease in the value of the Convertible Bridge Notes redemption rights derivative.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $29.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $225.9 million and $137.6  million of cash and cash equivalents and short-term investments.

On August 5, 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, (the “2021 Convertible Notes”), and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the financial statements).

During the nine months ended September 30, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At September 30, 2016, $45.6 million was available for sale of common stock under the ATM.

In August 2015, we completed the Follow-on Offering, issuing 6,210,000 shares of our common stock resulting in net proceeds to us of approximately $74.0 million.

In the first quarter of 2015, we completed our IPO and concurrent offering of the 2020 Convertible Notes resulting in aggregate net proceeds to us of approximately $55.4 million.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(26,128)	$(10,377)
Cash used in investing activities	(23,778)	(29,435)
Cash provided by financing activities	52,868	125,442
Net increase (decrease) in cash and cash equivalents	$2,962	$85,630

Net cash used in operating activities

Net cash used in operating activities was $26.1 million for the nine months ended September 30, 2016 and $10.4 million for the nine months ended September 30, 2015. Net cash used in operating activities for the nine months ended September 30, 2016, principally resulted from our net loss of $29.9 million, partially offset by $2.0 million in noncash stock-based compensation and a $1.5 million net change in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30,

2015, principally resulted from our net loss of $59.8 million, partially offset by a noncash loss of $42.8 million related to the increase in the fair value of our 2020 Convertible Notes derivative liability, a loss on extinguishment of debt of $4.2 million, $1.9 million of noncash stock-based compensation and $1.1 million of noncash interest expense related to the conversion of our 2020 Convertible Notes into common stock.

Net cash used in investing activities

Net cash used in investing activities was $23.8 million for the nine months ended September 30, 2016, and related primarily to the purchase of $69.1 million of short-term investments and $45.6 million of proceeds from the maturity of short-term investments. Additionally, we purchased $0.3 million of property and equipment in the nine months ended September 30, 2016. Net cash used in investing activities was $29.4 million for the nine months ended September 30, 2015, and related primarily to the purchase of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $52.9 million for the nine months ended September 30, 2016 and reflects net proceeds of $48.7 million from the issuance of our 2021 Convertible Notes and net proceeds of $4.0 million from the issuance of common stock pursuant to our ATM. Net cash provided by financing activities was $125.4 million for the nine months ended September 30, 2015, and reflects the net proceeds from (i) the issuance of common stock in our IPO of $38.1 million, (ii) our offering of 2020 Convertible Notes of $19.1 million, and (iii) the issuance of common stock in the Follow-on Offering of $74.0 million. These net proceeds from our common stock and 2020 Convertible Notes in 2015 do not reflect an aggregate of $1.8 million of IPO-related costs incurred in 2014. Additionally in 2015, we made $5.8 million of payments related to the principal and termination of our notes payable.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2016:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,675	$352	$827	$865	$631
2021 Convertible Notes (2)	66,950	2,990	5,980	57,980	-
Total	$69,625	$3,342	$6,807	$58,845	$631

(1)

In May 2015, we entered into a lease agreement for our new headquarters in Lexington, Massachusetts. We occupied this space in September 2015 and the lease term commenced in the same month. In February 2016, we amended this lease by leasing an additional 3,888 square feet which we occupied in July 2016, and the lease term commenced in the same month.

(2)	Amounts represent principal and interest on our 2021 Convertible Notes.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”) which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of  $83.0 million at September 30, 2016, consisting primarily of funds in money market accounts. We also had $54.6 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1.A.	Risk Factors

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended September 30, 2016 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $68.0 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. Our net losses were $29.9 million and $59.8 million for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $225.9 million.

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

During the nine months ended September 30, 2016, we sold 482,689 shares of common stock pursuant to our ATM and received net proceeds of $4.0 million.

In August 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, (the “2021 Convertible Notes”), and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the financial statements).

We expect our research and development expenses to continue to be significant in connection with our product development activities, including our Phase 2 clinical trial for our FDC product candidate which commenced in July 2016, and our planned Phase 3 programs. In addition, if we obtain regulatory approval for our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ deficit, financial position, cash flows and working capital.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2016, our cash and cash equivalents and short-term investments aggregated $137.6 million. We estimate that these funds will be sufficient to fund our projected operating requirements into mid 2018. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

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

The indenture governing our 2021 Convertible Notes contain restrictions that will limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

The indenture governing our 2021 Convertible Notes contain covenants that, among other things, restrict our and our subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability and the ability of our future subsidiaries to incur additional indebtedness and issue certain types of preferred stock, other than certain permitted indebtedness and preferred stock. In addition, the indenture governing our 2021 Convertible Notes will include a covenant that limits our ability to merge or consolidate with other entities in certain circumstances. These covenants and restrictions limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.

A breach of any of these covenants or other provisions in our future debt agreements could result in an event of default, which if not cured or waived, could result in the 2021 Convertible Notes or such debt becoming immediately due and payable. This, in turn, could cause any of our other debt existing at such time to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We currently have no source of revenue. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, most of which are beyond our control. Our business has not historically generated cash flow from operating activities and may not in the future generate cash flow from operating activities sufficient to service our obligations under our 2021 Convertible Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to repurchase our 2021 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2021 Convertible Notes.

Holders of our 2021 Convertible Notes have the right to require us to repurchase their 2021 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Convertible Notes surrendered therefor. In addition, our ability to repurchase the 2021 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2021 Convertible Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2021 Convertible Notes.

The fundamental change repurchase feature of our 2021 Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of our 2021 Convertible Notes require us to repurchase the 2021 Convertible Notes in cash in the event of a fundamental change. A takeover of our company, if such takeover constituted a “fundamental change,” would trigger an option of the holders of the 2021 Convertible Notes to require us to repurchase the 2021 Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the 2021 Convertible Notes.

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

•	receipt of regulatory approvals from the FDA and other applicable regulatory authorities outside the United States;
•	maintenance of existing relationships and establishment of arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property;
•	launching commercial sales of our product candidates, if and when approved;
•	acceptance of any approved product by the medical community and patients;
•	obtaining coverage and adequate reimbursement from third-party payors for product candidates, if and when approved;
•	effectively competing with other products; and
•	achieving a continued acceptable safety and efficacy profile for our product candidates following regulatory approval, if and when received.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of September 30, 2016, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with twenty-two full-time employees as of November 1, 2016, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of David P. Southwell, our President and Chief Executive Officer, Rudolf A. Baumgartner, M.D., our Executive Vice President and Chief Medical Officer, or Dale Ritter, our Vice President—Finance, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 and a low of $4.68 through November 1, 2016.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, may have a significant impact on the market price of our common stock:

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

As of September 30, 2016, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 66% of our common stock.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a holder of 2021 Convertible Notes or one of our stockholders, if you receive common stock upon conversion of the 2021 Convertible Notes, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock and 2021 Convertible Notes.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. As of September 30, 2016, we have 26,930,730 outstanding shares of common stock, which excludes 2,706,029 shares of common stock issuable upon the exercise of stock options outstanding as September 30, 2016, at a weighted-average exercise price of $6.26 per share.

At September 30, 2016, holders of an aggregate of 8.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Some provisions of our charter document, Delaware law and the indenture that governs our 2021 Convertible Notes may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

In addition, the terms of our 2021 Convertible Notes require us to repurchase the 2021 Convertible Notes in cash in the event of a fundamental change. A takeover of our company, if such takeover constituted a “fundamental change,” would trigger an option of the holders of the 2021 Convertible Notes to require us to repurchase the 2021 Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the 2021 Convertible Notes.

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

INOTEK PHARMACEUTICALS CORPORATION

November 9, 2016	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

November 9, 2016	By:	/s/ Dale Ritter
Dale Ritter
Vice President–Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	3/31/15	001-36829

3.2	Amended and Restated By-Laws of the Registrant.	10-K	3.2	3/31/15	001-36829

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	3/31/15	001-36829

4.2	Base Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.1	8/5/2016	001-36829

4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.2	8/5/2016	001-36829

4.4	Form of 5.75% Convertible Senior Note due 2021	8-K	4.3	8/5/2016	001-36829

10.1*	Transition Agreement, dated as of October 4, 2016 by and between the Registrant and William K. McVicar, PhD
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.