Form 10-K
period 2016-12-31
INOTEK PHARMACEUTICALS CORP
filed 2017-03-16
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2016 was $43.8 million.

As of March 15, 2017, there were 26,986,318 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

The Company meets the "accelerated filer" requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

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

The recently completed Phase 3 pivotal trial, MATrX-1, did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the U.S. Food and Drug Administration, or FDA, in the first half of 2017 to discuss these findings.

Statistically significant results for the primary endpoint of our completed Phase 2 clinical trial, and secondary endpoints of our completed MATrX-1 Phase 3 trial (Daily IOP Change from Diurnal Baseline and Analysis of Responders (subjects whose IOP decreased by >= 5 mmHg from baseline)), indicate that trabodenoson monotherapy has IOP-lowering effects, with a favorable safety and tolerability profile.

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

Upon successful completion of additional Phase 3 studies, we plan to submit a New Drug Application, or NDA, to the FDA for marketing approval of trabodenoson for the treatment of glaucoma in the United States. We plan to submit a marketing authorization application, or MAA, in Europe after filing our NDA for approval of trabodenoson in the United States.

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

We own a large patent estate covering a wide range of countries and markets for our current product candidates and have patents and pending patent applications related to trabodenoson pharmaceutical compositions and methods of use for trabodenoson, certain of which can extend patent protection through to 2031 and 2034. If trabodenoson receives marketing approval in the United States, we plan to commercialize it by establishing our own specialty sales force in the United States.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapies to treat glaucoma. The key elements of our strategy are as follows:

•

Complete clinical development and seek marketing approval for our lead product candidate, trabodenoson monotherapy. In 2012, we completed a Phase 2 trial of trabodenoson monotherapy, which demonstrated statistically significant IOP-lowering and a favorable safety profile. We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design of our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. We completed our initial Phase 3 pivotal trial, MATrX-1, and reported top-line data on January 3, 2017. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the FDA in the first half of 2017 to discuss both these findings and the subsequent necessary steps needed to attain marketing approval of trabodenoson monotherapy for the treatment of glaucoma in the United States. If we file an NDA for approval of trabodenoson monotherapy in the United States, we plan to submit an MAA in Europe.

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

•

Evaluate the potential of trabodenoson and other assets to slow the loss of vision associated with glaucoma and degenerative retinal diseases or for additional ophthalmic indications. Based on an animal model that indicated trabodenoson’s potential to directly protect RGCs, the nerve tissue in the retina that relays the visual signal to the brain, we plan to conduct clinical trials to measure the rate of vision loss over time, rather than IOP control, in patients treated with trabodenoson. Should the results of these trials be positive, we plan to seek labeling indicative of trabodenoson’s potential to change the course of glaucoma-related vision loss, beyond that of IOP-lowering effect alone. In addition, this effect, if proven, could address the subset of glaucoma patients that do not have high IOPs, but still suffer from vision loss over time. We are also evaluating other potential indications where therapy with trabodenoson may be beneficial. To begin this process, we are conducting pre-clinical trials for optic neuropathies and degenerative retinal diseases. In addition, we are evaluating other preclinical assets in additional ocular indications.

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

According to IMS Health, sales of glaucoma drugs in 2013 were approximately $2.0 billion in the United States and $5.6 billion worldwide and 31.2 million prescriptions were written for glaucoma medications in the United States. According to IMS Health, approximately two-thirds of these prescriptions were for generic drugs, including latanoprost and timolol, which are the top two selling drugs for the treatment of glaucoma. Due to the lack of innovation in medications for glaucoma, most of the drugs used to treat glaucoma are generic drugs. IMS Health projects U.S. sales of glaucoma drugs to be $3.1 billion in 2018, an increase of approximately 54% over 2013 sales.

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

We believe the following elements of trabodenoson’s product profile will drive its adoption, if approved, in the glaucoma market:

•

Meaningful IOP-Lowering. After three months of monotherapy treatment in a Phase 3 clinical trial, MATrX-1, in glaucoma patients who had discontinued any other medications, trabodenoson (500 mcg) lowered IOP by an average of 4.25 mmHg from diurnal baseline. Moreover, daily average IOP reduction was statistically significantly greater than placebo at days 84, 42, and 14, with marginal significance at day 28. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint.  This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the FDA in the first half of 2017 to discuss these findings.

•

Favorable Safety Profile. Prior to MATrX-1, in four completed trabodenoson clinical trials over a wide range of doses, no patients had been withdrawn due to a trabodenoson-related side effect in the eye. In our multiple-dose Phase 3 MATrX-1 monotherapy clinical trial, drug-related dropouts were 1.1 % of patients across all doses tested. Furthermore, in our completed multiple-dose Phase 2 trial of trabodenoson co-administered with latanoprost in a population of PGA poor-responders, there also was no change in the rate of hyperemia from study baseline after four, eight or 12 weeks of treatment. No systemic effects of the drug have been identified, despite rigorous monitoring including cardiac and renal function, when administered as an eye drop. We believe this safety profile could be important in the potential for trabodenoson to become a preferred treatment alternative for patients that experience undesired side effects with existing therapies.

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

Trabodenoson is a Potent and Selective A1 Adenosine Mimetic

	A1	A2a	A3	Selectivity Ratios
Compound	(Ki, nM)	(Ki, nM)	(Ki, nM)	A2a/A1	A3/A1
Trabodenoson	0.97	4,690	704	4,835x	725x

Trabodenoson’s key characteristics include:

1.	Potency—Ki in single-digit nM range (0.97nM);
2.	High Selectivity—over A2a> 1000-fold and A3>500-fold;
3.	Ease of Fat Solubility—allowing corneal penetration so it can reach the TM; and
4.	A high compatibility with the often sensitive tissues in the front of the eye.

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

 Trabodenoson

Our first product candidate, trabodenoson, is a monotherapy dosed in an eye drop. Our clinical trials have shown that trabodenoson has significant IOP-lowering effects, convenient dosing and a favorable safety profile when compared to the currently available glaucoma treatments, such as PGAs and non-PGAs. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint.  This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the FDA in the first half of 2017 to discuss these findings.

Trabodenoson-Latanoprost Fixed-Dose Combination

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

Our completed Phase 2 trial of trabodenoson co-administered with latanoprost also demonstrated IOP-lowering in patients who have previously had inadequate responses to latanoprost. These patients represent PGA poor-responders, as evidenced by persistently elevated IOP at levels that typically require the addition of a second drug to further lower IOP. The safety profile of trabodenoson co-

administered with latanoprost is similar to that of trabodenoson monotherapy. Moreover, trabodenoson had a sufficiently long duration of action, allowing it to be effectively dosed QD in conjunction with latanoprost. Assuming the trabodenoson safety profile remains favorable, a trabodenoson-latanoprost FDC therapy could present a much improved risk/benefit profile over other combinations of currently-approved PGAs and non-PGAs. Currently, a Phase 2 dose-ranging, fixed-dose combination trial investigating combinations of trabodenoson and latanoprost in a single eye drop is ongoing. Results are anticipated in mid-2017.

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

Clinical Data and Development Strategy

Our Phase 3 program for trabodenoson as a monotherapy incorporates the FDA-acceptable clinical endpoint of IOP, in studies with three months of treatment. We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy, and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design for our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. The trial design for the initial Phase 3 study was a five-arm superiority trial including three doses of trabodenoson. The primary endpoint of the study was IOP, determined at four timepoints during the day, after 4, 6 and 12 weeks of treatment. The IOP of the trabodenoson treated subjects was statistically compared to those of placebo treated subjects. A timolol arm was included for study validation, but not for statistical comparison.

We initiated our Phase 3 program for trabodenoson monotherapy in October 2015 and reported top-line data from the first pivotal trial in the program on January 3, 2017. While MATrX-1 did not meet its primary endpoint, it did demonstrate efficacy as compared to placebo. We are planning to complete the analyses of this trial, then request a meeting with the FDA in the first half of 2017 to discuss these findings.

We are planning to commence our Phase 3 program for the FDC of trabodenoson and latanoprost in 2018.

Clinical Results

MATrX-1 Trabodenoson Phase 3 Tolerability, Safety and Efficacy of Monotherapy in Glaucoma Patients

MATrX-1 was a Phase 3 randomized, double-masked, placebo-controlled trial of trabodenoson in approximately 300 subjects diagnosed with POAG or OHT. MATrX-1 assessed the efficacy, safety and tolerability of trabodenoson over three months of treatment. The primary endpoint was reduction of IOP as compared to the placebo treatment arm. In addition, the study contained a timolol 0.5% arm to validate the sensitivity of the patient population and serve as an internal control. IOP was measured at four time points during the day: 8AM, 10AM, 12PM, and 4PM on Days 14, 28, 42 and 84. Three doses of trabodenoson ophthalmic suspension were administered: 3%/1000 mcg once daily, 4.5%/1500 mcg twice daily, and 6%/2000 mcg once daily. The trial enrolled patients with a diagnosis of POAG or OHT and an IOP greater than or equal to 24 mmHg and less than or equal to 34 mmHg.

In early 2017 we announced the results of MATrX-1. The results showed a skewed distribution of the IOP data resulting from outliers, as identified from histogram and distribution statistics. To minimize their effects, a statistical approach using medians was considered more appropriate than an approach primarily based on means. Therefore, the analyses of IOP were performed using median data.

Results

Total subjects randomized and treated was 300. The demographics of the trial were well balanced with a distribution of roughly 2/3rd POAGs to 1/3rd OHT subjects. Mean baseline IOPs ranged from 26.3 to 26.8 mmHg for all groups except for the timolol group which had a baseline IOP of 27.4 mmHg, as shown below.

Efficacy

The data showed that trabodenoson 6% once-a-day (QD) was the most effective dose, with IOP lowering that was comparable to that observed in Phase 2. Average Daily IOPs Change from Diurnal baseline at all days tested were statistically significantly lower than placebo, and the overall efficacy of the 6% QD dose was approximately 4.25 mmHg at the end of the study. While the trial did not meet its primary endpoint of demonstrating statistical separation from placebo/vehicle on three days (each with four IOP time points) for a total of twelve time points throughout the trial (see below); this was primarily due to two factors: a placebo response that was substantially greater than that observed in Phase 2 (see below), and 4 ‘outlier’ sites out of a total 55 sites that had results well outside of the range of other sites.

These 4 ‘outlier’ sites had a few subjects (n=5) randomized to the placebo arm with extreme placebo/vehicle responses that were clearly outside the norm or expected physiology. When all the data (from active as well as placebo subjects) from these 4 ‘outlier’ sites were removed from the analyses, despite a reduction in the overall sample size by 29 subjects, statistical significance was greatly increased, as shown below. This indicates the strong confounding effect of these few, but extreme placebo/vehicle outliers on the efficacy results.

Safety

All doses of trabodenoson were well-tolerated, with approximately 1.6% of patients discontinuing the study due to drug-related side effects. There were no serious adverse events, or SAEs, related to trabodenoson. Consistent with prior trials, no evidence of significant systemic effects was observed. Notably, hyperemia was comparable between the trabodenoson and placebo arms. Also, there were no reports of drug-related eye pain, itching or irritation in any of the trabodenoson arms.

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

Safety and Tolerability

There were no SAEs or patients that withdrew due to safety findings that occurred once the drug was given. There were no signs of systemic safety issues in any of the non-ocular examinations, ECG evaluations or laboratory tests performed. Systemically, administration of trabodenoson eye drops was found to be well-tolerated. There were no changes noted from internal eye examinations or visual testing during drug treatment. The rate of conjunctival hyperemia in patients treated with trabodenoson was unchanged from the placebo run-in period (study baseline). There was no maximum tolerated dose determined because all doses tested were well-tolerated.

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

Safety and Tolerability

With the exception of a single patient who received placebo plus latanoprost, no patients dropped out of the trial as a result of a drug-related adverse effect or due to drug intolerability. Trabodenoson was well tolerated in the eye, with no drug related hyperemia detectable by ocular exam at four, eight or 12 weeks. Mild hyperemia seen on the first day of dosing in a minority of patients was back to baseline by the 10-week post dose ocular exams. Trabodenoson had no detectable systemic effects in any of the non-ocular examinations, ECG evaluations or laboratory tests performed. Overall AEs were similar in the BID phase (Trabodenoson 36%; Timolol 29%), with the trabodenoson rate dropping to 26% without the first-day hyperemias, and were also similar in the QD phase (Trabodenoson 16%; Placebo 14%) between treatment groups. However, timolol (dosed in one eye only) had systemic AEs associated with systemic beta blockade, including: dizziness, headache, fatigue and symptomatic sinus bradycardia.

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

Systemic safety assessments included: AEs, other medications used, physical examinations, vital signs, clinical laboratory tests of blood and urine samples, extensive monitoring of cardiac function and health (12-lead ECG tracings, continuous cardiac monitoring and cardiac troponin concentrations), lung function testing (FEV1), sleep (Karolinska Sleepiness Scale), kidney function and withdrawals or terminations. No systemic safety signals were found at any of the doses tested.

Ocular safety assessments included vision tests (visual acuity), IOP measurements, as well as internal and external eye examinations. No significant changes were seen in IOP measurements and examination of the periorbital area, eyelids, eyelashes, pupils, cornea, iris and sclera. The only ocular finding was short-lived, self-limited conjunctival hyperemia that was dose-related, usually mild in severity, decreased with continuing exposure, and was not accompanied by evidence that it was related to inflammation, such as persistent anterior chamber cells or flare. The incidence of clinically significant eye redness reported as an AE was extremely low (1 of 42) in subjects randomized to trabodenoson.

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

Development Strategy

Trabodenoson

We had an End-of-Phase 2 meeting with the FDA in 2015 to discuss our Phase 3 program for trabodenoson monotherapy and to confirm the design and endpoints for the Phase 3 pivotal trials. At the meeting, we reached agreement on the design of our initial Phase 3 study, as well as the overall regulatory path for trabodenoson. We commenced our Phase 3 program for trabodenoson monotherapy in October 2015 and reported top-line results in January 2017. The recently completed Phase 3 pivotal trial, MATrX-1, did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint.  This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the FDA in the first half of 2017 to discuss these findings.

The overall program will encompass a total subject exposure to trabodenoson of at least 1,300 patients. The final design of the second Phase 3 trial will be impacted by the findings of the initial Phase 3 trial. Following a run-in period, the second Phase 3 trial is expected to run for at least 12 weeks of active treatment with the primary endpoint of IOP-lowering over the day.

The initial Phase 3 trial was a three-month study with five treatment arms, for a total of approximately 300 patients with 3 trabodenoson treatment arms. The trabodenoson doses evaluated were 1,000 mcg QD, 2,000 mcg QD, and 1,500 mcg BID. The trial investigated both once-daily (QD) and twice-daily (BID) dosing, as some patients may benefit from a twice daily dosing regimen. The primary efficacy endpoint of the study was IOP, measured at four time points during the day after 4, 6 and 12 weeks of treatment. The IOP of the trabodenoson treated subjects was statistically compared to those of placebo treated subjects. A timolol arm was included for study validation, but not for statistical comparison.

The FDA requires that a total of at least 1,300 patients be exposed to at least a single dose of trabodenoson, and the complete submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. These longer-term treatments will be accomplished in a long-term safety trial conducted at the highest anticipated trabodenoson dose. If the primary objectives of all trials in our Phase 3 program are met, we plan to submit an NDA to the FDA for marketing approval of trabodenoson for the treatment of glaucoma in the United States.

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

The results of the Phase 2 trial that evaluated the efficacy and safety of the combination of latanoprost and trabodenoson, at two dose levels, and when given QD and BID, informed the design and format of the currently ongoing study which was structured to evaluate the safety and efficacy of various dose combinations and dosing patterns of an FDC of latanoprost and trabodenoson. The commencement of our Phase 2 program for the FDC product candidate as well as future FDC trials will depend on successful cGMP manufacturing of stable FDC dosage forms. We initiated our Phase 2 program in 2016 and plan to start our Phase 3 FDC program in 2018. We expect our FDC product candidate to benefit many patients with higher IOPs and more severe disease that typically require more aggressive medical treatment. For this reason, the patient population for the FDC program is expected to carry a higher disease burden. As with the monotherapy product development, the FDA requirements for long-term dosing data (at least 300 patients treated with the FDC for at least six months, and at least 100 patients treated for at least a year) will require the program to include a long-term safety study.

Neuroprotection and Degenerative Retinal Diseases

We plan to study the neuroprotective potential of trabodenoson monotherapy and our FDC product candidate to slow the loss of vision significantly more than attributable to IOP-lowering alone either in glaucoma patients or other rarer forms of optic neuropathy. While supported by the basic biology of adenosine, we have not yet conducted a formal program of studies to prove neuroprotection and have not filed an IND related to this program. This evaluation may include longer longitudinal studies in glaucoma patients, as potentially smaller patient groups with rapidly-progressing optic nerve damage. Although treatment times will be measured in years rather than months, this effort can run in parallel to the normal development trials, or may be included in the objectives of the planned long-term safety trials. The regulatory path for such an indication is thus far uncharted, so significant regulatory as well as clinical risk is anticipated for such a program and close interaction with regulatory agencies will be required. Due to the speculative nature of the development, it is difficult at this time to predict if or when an NDA submission in support of neuroprotection indication may be submitted. We plan to continue pre-clinical and proof-of-concept trials for optic neuropathies and degenerative retinal diseases in 2017.

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

We own a patent portfolio covering the trabodenoson compound that includes issued patents in the United States, Europe, Japan, and several other countries. These composition-of-matter patents are scheduled to expire by early 2026 in the United States and by mid-2025 abroad. We also own an issued U.S. patent and have pending patent applications in Europe and Japan relating to the use of trabodenoson for reducing IOP. The issued U.S. patent is scheduled to expire in 2031 and the pending foreign patent applications, if issued, are scheduled to expire by 2030. In 2016, we had a U.S. composition-of-matter patent issued that covers polymorphs of trabodenoson. This patent is scheduled to expire in 2033. A detailed freedom-to-operate analysis has been conducted and we are not aware of any third party rights or impediments to commercializing trabodenoson for use in ophthalmic indications in the United States or Europe.

Our patent portfolio includes issued U.S. patents relating to combinations of trabodenoson with carbonic anhydrase inhibitors, beta blockers and prostaglandins (PGAs). These U.S. patents are scheduled to expire in 2031 and 2032. At the end of 2016, we also had an ophthalmic formulation patent issue in the U.S. that covers our current ophthalmic formulation. This U.S. patent is scheduled to expire in 2034.

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

Government Regulation

FDA Regulation and Marketing Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States. See “The NDA Approval Process” below.

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLP, or other applicable regulations;
•	submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;
•

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices, or GCP, which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected and that the integrity of the data is maintained;

•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with cGMP requirements and of selected clinical trial sites to assess compliance with GCP requirements; and

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

IND and Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Prior to commencing the first clinical trial, an initial IND, which contains the results of preclinical testing along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the drug product or the conduct of the clinical trial and imposes a clinical hold. A clinical hold may also be imposed at any time while the IND is in effect. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin or re-commence. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence or continue.

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

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.

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

•

Phase 3– when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 trials, Phase 3 trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved up to a maximum of two years. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs for new molecular entities in 10 months from the 60-day filing date (typically 12 months from submission of the NDA). The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “Dear Doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases distribution and use restrictions, referred to as “elements to assure safe use,” or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA approval, and in some cases the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

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

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution or use, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including safety labeling or imposition of a REMS, the requirement to conduct post-market studies or clinical trials or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Market Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain competing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company for a drug product that contains the protected active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, or supplement, for example, for new indications, dosages or strengths of an existing drug. During the exclusivity period, the FDA may not approve an ANDA or 505(b)(2) application for the same conditions of approval as the innovator drug. This three-year exclusivity protects only the conditions of approval associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications with different conditions of approval. For example, if three-year exclusivity protected a new extended-release dosage form, the exclusivity would not block approval of an ANDA or 505(b)(2) application for the original immediate-release version of the drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, or off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may, in their independent professional medical judgment, prescribe legally available drugs for off-label uses, manufacturers typically may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include a lengthy review process.

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

The FDA also may require post-marketing testing, also known as Phase 4 testing, to monitor the effects of an approved product or place conditions on an approval via a REMS that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, withdrawal of approval, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Employees

We had twenty-four employees as of March 1, 2017. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Research and Development

For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $32.0 million, $12.6 million and $5.6 million, respectively.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $42.9 million, $68.0 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $238.9 million.

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

In 2016, we sold 482,689 shares of common stock pursuant to our ATM and received net proceeds of $4.0 million.

In August 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, or the 2021 Convertible Notes, and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the financial statements).

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2016, our cash and cash equivalents and short-term investments aggregated $126.5 million. We estimate that these funds will be sufficient to fund our projected operating requirements into 2019. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and may increase in the future.

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

Holders of our 2021 Convertible Notes have the right to require us to repurchase their 2021 Convertible Notes upon the occurrence of a fundamental change, the occurrence of certain change of control transactions or delisting events, at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Convertible Notes surrendered therefor. In addition, our ability to repurchase the 2021 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2021 Convertible Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2021 Convertible Notes.

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

Risks Related to Development, Potential Regulatory Approval and Commercialization

We depend substantially on the success of our product candidates, particularly trabodenoson monotherapy and trabodenoson FDC, which are still in development. We may be unable to successfully develop and commercialize our product candidates, especially in light of our MATrX-1 clinical trial’s failure to meet its primary endpoint, or may experience significant delays in doing so, which would materially harm our business.

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, formulation and manufacturing, regulatory approval and commercialization of our product candidates trabodenoson monotherapy and trabodenoson FDC, which are still in development, and other potential products we may develop or license. In January 2017, we announced top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint.  This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and upon completion of all analyses, we plan to request a meeting with the FDA in the first half of 2017 to discuss these findings. While we believe these results, along with further exploratory analyses, will be integral in determining the path forward for our trabodenoson monotherapy, there can be no assurance that we will be able to pursue further development efforts or obtain regulatory approval.

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

Our product candidates are trabodenoson as a monotherapy and as an FDC consisting of trabodenoson with a prostaglandin analog, or PGA. We have no other product candidates in our near term product pipeline. As a result, we are substantially dependent on the successful development and commercialization of trabodenoson. The results of our chronic toxicology program could identify a safety problem, or our current and upcoming pivotal trials of trabodenoson monotherapy or our current Phase 2 program for the FDC product candidate could fail to demonstrate efficacy in lowering IOP, especially in light of our Phase 3 results, or could identify safety issues related to trabodenoson, which would materially and adversely affect our development strategy.

Our MATrX-1 pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension did not meet the primary endpoint, which could continue to harm our business and further disappoint our stockholders and cause the trading price of our common stock to continue to decrease.

Our lead product candidate in development is trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. In January 2017, we announced top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. Currently, management in conjunction with its clinical and regulatory advisors are evaluating the clinical and regulatory pathway forward, although this is subject to ongoing review and evaluation. No assurance can be given that a clinical and regulatory pathway forward will be possible without significantly more capital invested in the Company or will otherwise be successful. Further, no assurance can be given that additional capital would be available or that such capital would be available at acceptable terms.

We have not obtained regulatory approval for any of our product candidates in the United States or in any other country.

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or in any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We have completed a Phase 2 trial in which we tested trabodenoson co-administered with latanoprost. We attended an End-of-Phase 2 meeting with the FDA for trabodenoson monotherapy in the first half of 2015 and initiated a pivotal Phase 3 program in the fourth quarter of 2015, which consists of two Phase 3 monotherapy pivotal trials and a long-term safety study. We completed our initial Phase 3 trial and reported top-line data on January 3, 2017. Because the primary endpoint of the trial was not met, we plan to discuss with the FDA the subsequent necessary steps needed to attain marketing approval of trabodenoson monotherapy for the treatment of glaucoma in the United States. We cannot predict whether any of our future trials, including our planned long-term safety trial of trabodenoson, will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or will conduct. Moreover, any determination of changes in a study design and its confirmation with the FDA could result in a significant range of costs for the Phase 3 pivotal and long-term safety trials.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted a New Drug Application, or NDA, for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and reviewed by the FDA or, if accepted and reviewed, will be approved.

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

We are reevaluating our clinical and regulatory pathway forward for our trabodenoson monotherapy product candidate, and our product candidate might not be approved by regulatory authorities or introduced commercially for at least several years, if at all.

In January 2017, we announced disappointing top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. Currently, management in conjunction with its clinical and regulatory advisors are evaluating the clinical and regulatory pathway forward based on the data from the MATrX-1 trial. Going forward, trabodenoson will require further development and clinical testing and investment prior to obtaining required regulatory approvals, if ever, and commercialization in the United States and abroad. We cannot provide assurance that a new clinical and regulatory pathway will be successful or that trabodenoson will be developed successfully. Even if a viable clinical and regulatory pathway forward is identified, we cannot provide assurance that trabodenoson will:

•	prove to be safe and effective in clinical studies;

•	meet applicable regulatory standards or obtain required regulatory approvals;

•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

•	be capable of being produced in commercial quantities at reasonable costs;

•	obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

•	be marketed successfully or achieve market acceptance by physicians and patients.

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

We completed a Phase 2 trial and are currently conducting an additional Phase 2 trial to evaluate the efficacy, tolerability and safety of trabodenoson when co-administered with commercially-available latanoprost eye drops. We have formulated our FDC product candidate to include these two drugs in a single eye drop. However, we may never be able to formulate or manufacture our FDC product candidate at commercial scale, or be able to demonstrate that the product is stable enough to commercialize. Any delay or failure to develop a suitable product formulation or manufacturing process for our FDC product candidate could materially harm our commercial prospects, result in higher costs or deprive us of potential product revenues.

Failure can occur at any stage of clinical development. If the clinical trials for our product candidates are unsuccessful, we could be required to abandon development.

A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. We have exposed 414 clinical trial subjects to trabodenoson. The FDA expects that a total of at least 1,300 patients will be exposed to at least a single dose of trabodenoson before submission of an NDA, and the complete NDA submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. In addition, we have typically only tested our product candidates in a single eye, which may not accurately predict the efficacy or safety of our product candidates when dosed in both eyes. Our recently completed Phase 3 did not produce the results that we expected, and potential future Phase 3 pivotal trials and long-term safety studies of trabodenoson monotherapy may not produce the results that we expect or desire. Our current and planned clinical trials are also designed to test the use of trabodenoson in combination with latanoprost in a single dosage form. Accordingly, the efficacy of our primary product candidates may not be similar or correspond directly to their efficacy when used as a monotherapy. Our current product candidates remain subject to the risks associated with clinical drug development as indicated above.

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

Any undesirable adverse effects that may be caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA and comparable non-U.S. regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our product candidates receives regulatory approval and we or others later identify undesirable adverse effects caused by the product, we could face one or more of the following consequences:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or other labeling changes;
•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may seize the product;
•	we may be required to change the way that the product is administered, conduct additional clinical trials or recall the product;
•	regulatory authorities nay impose a REMS;
•	we may be subject to litigation or product liability claims, fines, injunctions, or criminal penalties; and
•	our reputation may suffer.

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

We may explore other therapeutic opportunities with trabodenoson and seek to develop and commercialize a portfolio of new ophthalmic drugs or explore non-ophthalmic opportunities in addition to our product candidates that we are currently developing. We have no potential products in our research and development pipeline other than those potential products that are formulations of trabodenoson or that apply trabodenoson for the treatment of glaucoma, other neuropathies and degenerative retinal diseases.

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

If we reallocate our resources to acquire or develop one or more new product candidates, we may not be successful in developing such new product candidates and we will once again be subject to all the risks and uncertainties associated with research and development of products and technologies.

We have explored the possibility of reallocating our resources toward developing, acquiring, by acquisition or in-license, new product candidates. If we decide to acquire one or more new product candidates, we cannot guarantee that any such acquisition would result in the identification and successful development of one or more approved and commercially viable products. The development of products and technologies is subject to a number of risks and uncertainties, including:

•	the time, costs and uncertainty associated with the clinical testing required to demonstrate the safety and effectiveness of a product candidate to obtain regulatory approvals;

•	the ability to raise sufficient funds to fund the research and development of any one or more new product candidates;

•

the ability to find third party strategic partners to assist or share in the costs of product development, and potential dependence on such strategic partners, to the extent Inotek may rely on strategic partners for future sales, marketing or distribution;

•	the ability to protect the intellectual property rights associated with any one or more new product candidates;

•	litigation;

•	competition;

•	ability to comply with ongoing regulatory requirements;

•	government restrictions on the pricing and profitability of products in the United States and elsewhere; and

•

the extent to which third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans, will cover and pay for newly approved therapies.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033. See “Business—Intellectual Property” included in this Annual Report on Form 10-K for the year ended December 31, 2016, for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of December 31, 2016, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with twenty-four full-time employees as of March 1, 2017, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company. We expect to significantly expand our employment base when we reach the full commercial stages of our current product candidates’ life cycle.

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

If we engage in acquisitions or mergers in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

We may attempt to acquire companies, businesses, technologies, services, products or other product candidates or merge with other companies in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions or other transactions. However, if we do undertake any acquisitions or mergers, the process of integrating an acquired or merged business, technology, service, product candidates or potential products into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of acquired or merged companies, which may reduce the value of the acquisition or merger, or give rise to additional integration costs. Future acquisitions or mergers could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or mergers could also result in the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition or merger.

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

A breach of the Company’s computer systems and networks could materially adversely affect the Company’s business and    financial condition.

Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information, such as health and medical data, for employees and patients. The security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors’ information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee error, malfeasance, or other vulnerabilities. The techniques used by criminals to obtain unauthorized access to sensitive data are increasing in sophistication and are often novel, or change frequently.  Such attacks now often take the form of phishing, spear-phishing, and other forms of human engineering and impersonation. These attacks could target not only personally identifiable information of the Company’s employees and patients but the Company’s intellectual property, trade secrets (such as drug formulations), and other proprietary information. The Company may be unable to anticipate these techniques or implement adequate preventative measures. As a result, there is no guarantee that despite the Company’s best efforts, the Company will not become the victim of such an attack in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems or the systems of Company’s vendors, or that any such incident will be discovered in a timely manner.

Any such incident could compromise the Company’s or such vendors’ networks, and the information stored by the Company or such vendors could be accessed, misused, shared publicly, corrupted, lost, held for ransom, or stolen, resulting in fraud, including wire fraud related to Company assets, corporate espionage, or other harm. Moreover, if a data security incident or breach affects the Company’s systems or such vendors’ systems or results in the unauthorized release of personally identifiable information, the Company’s reputation could be materially harmed and the Company may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition. In the event clinical or other medical data from patients enrolled in clinical trials is exposed to unauthorized persons, either by the Company or the Company’s vendors, the Company could face challenges enrolling patients in future trials. The Company’s insurance coverage may not cover or may be inadequate to cover the losses it could incur should the Company experience a major data security event.

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

Risks Related to Ownership of Our Common Stock

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price of our shares.

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 per share and a low of $1.50 per share through March 1, 2017.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. In fact, following our announcement of the results of our Phase 3 monotherapy clinical trial on January 3, 2017, the price of our common stock dropped $4.35 per share, or 71%, from $6.10 per share as of the close of business on December 30, 2016, to $1.75 per share as of the close of business on January 3, 3017. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, may have a significant impact on the market price of our common stock:

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

We and our management are parties to a lawsuit which, if adversely decided against, could adversely affect our business and cause the price of our common stock to continue to decrease. We may also be subject to other securities litigation in the future, which is expensive and could divert management attention.

Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because our stock price declined following our announcement of top-line data from our Phase 3 clinical trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company, David Southwell, Rudolf Baumgartner, Dale Ritter, and William McVicar, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our MATrX-1 Phase 3 clinical trial of trabodenoson. The lawsuit seeks among other things, unspecified compensatory damages, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief. The Company will vigorously defend plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the plaintiff in any regard. This litigation or future litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in this or future litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of February 15, 2017, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 44% of our common stock.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders or noteholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder or noteholder, and they may act in a manner that advances their best interests and not necessarily those of other stockholders or noteholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock and 2021 Convertible Notes.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or any of our securities linked to our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or equity-linked securities. As of December 31, 2016, we have 26,986,318 outstanding shares of common stock, which excludes 6,483,791 shares of common stock issuable upon conversion of the 2021 Convertible Notes, 2,675,458 shares of common stock issuable upon the exercise of stock options outstanding and exercisable at a weighted-average exercise price of $6.30 per share and 470,000 unvested Restricted Stock Units outstanding as of December 31, 2016.

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

As of December 31, 2016 we had federal and state net operating losses of approximately $105.3 million and $62.7 million, respectively, which may be utilized against future federal and state income taxes, respectively. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, or prior issuances of our common stock, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, or have occurred in the past, we may not derive some or all of the expected benefits from our NOLs. We have determined that we have experienced prior ownership changes occurring in 2005, 2007, and 2015. NOLs generated prior to these changes, although subject to an annual limitation, can be utilized in future years as well as any post change NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Now that we are a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Lexington, Massachusetts, and consists of approximately 15,000 square feet of leased office space under a lease that expires in February 2023.

Item 3.	Legal Proceedings

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company, David Southwell, Rudolf Baumgartner, Dale Ritter, and William McVicar, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our MATrX-1 phase 3 clinical trial of trabodenoson. The lawsuit seeks among other things, unspecified compensatory damages, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief.

From time to time, we may be subject to other various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any other claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 18, 2015, our common stock began trading on the Nasdaq Global Select Market under the symbol “ITEK”. Prior to that time, there was no public market for our common stock. Shares sold in our initial public offering were priced at $6.00 per share. The following table shows the high and low prices per share of our common stock as reported on the Nasdaq Global Select Market for the period indicated:

2015	High	Low
February 18, 2015 to March 31, 2015 (First Quarter)	$6.20	$5.05
Second Quarter	$6.14	$4.68
Third Quarter	$19.45	$4.71
Fourth Quarter	$13.36	$9.01

2016	High	Low
First Quarter	$11.89	$5.81
Second Quarter	$10.90	$6.60
Third Quarter	$9.90	$6.42
Fourth Quarter	$9.60	$5.85

On March 6, 2017, the closing price for our common stock as reported on the NASDAQ Global Market was $1.55.

Stockholders

As of March 6, 2017, there were 35 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Use of Proceeds from Registered Securities

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC, or the ATM. The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. During the year ended December 31, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. We are using the net proceeds from this offering primarily for research, development, manufacturing, and general and administrative expenses, and for other general corporate purposes.

In August 2016, we filed a prospectus supplement to our Form S-3 pursuant to which we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, or the 2021 Convertible Notes, and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. We are using the net proceeds from this offering to fund the continued testing of trabodenoson as a monotherapy and as a fixed-dose combination with latanoprost for the reduction of IOP and for general corporate purposes.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6.	Selected Financial Data

We derived the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

The selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2016	2015
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$(31,985)	$(12,554)
General and administrative	(9,894)	(7,842)
Loss from operations	(41,879)	(20,396)
Interest expense	(1,418)	(1,230)
Interest income	443	89
Loss on extinguishment of debt	-	(4,399)
Change in fair value of warrant liabilities	-	267
Change in fair value of Convertible Bridge Notes redemption rights derivative	-	480
Change in fair value of 2020 Convertible Notes derivative liability	-	(42,793)
Net loss	$(42,854)	$(67,982)
Net loss per common share—basic and diluted	$(1.60)	$(3.72)
Weighted-average common shares outstanding—basic and diluted	26,735,175	18,311,333

	December 31,
(in thousands)	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,798	$80,042
Short-term investments	96,675	31,238
Total assets	129,647	113,321
Convertible notes payable	48,960	—
Total liabilities	56,479	4,508
Accumulated deficit	(238,877)	(196,023)
Total stockholders’ equity	73,168	108,813

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this prospectus.

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

On January 3, 3017, we announced top-line results of MATrX-1, the first pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. The trial did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute intraocular pressure (“IOP”), from placebo at every single one of the 12 time points comprising the primary endpoint.  This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. MATrX-1 did achieve several clinically meaningful secondary endpoints - the 6% dose was significant versus placebo in the daily IOP change from diurnal baseline at all days tested. Additionally, an analysis of responders (subjects with IOP reduction of 5mmHg or greater from baseline) indicated a statistically higher proportion of responders in the 6% trabodenoson group than the placebo group at all visits. There were no significant safety or tolerability events reported. The safety profile of trabodenoson was comparable to placebo and there was minimal drug related hyperemia.

In August 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, (the “2021 Convertible Notes”), and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the consolidated financial statements).

In July 2016, we announced the initiation of a Phase 2 dose-ranging trial of a fixed-dose combination (“FDC”) of trabodenoson and latanoprost. The trial will enroll approximately 165 patients with an IOP greater than or equal to 25 mmHg and less than or equal to 34 mmHg; which represents the patients most likely to receive treatment for glaucoma or ocular hypertension. Data from this trial is expected in mid-2017.

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. During the year ended December 31, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At December 31, 2016, $45.6 million was available for sale of common stock under the ATM.

As disclosed in Item 5.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 7, 2016, we informed William McVicar, Ph.D. that his employment would be ending.  Dr. McVicar stepped down from his position as our Executive Vice President, Chief Scientific Officer and executive officer effective October 4, 2016. Dr. McVicar has agreed to remain employed by us in a non-executive capacity as Senior Advisor, through April 4, 2017, unless we terminate him or he resigns sooner (such date, the “Separation Date”), to facilitate a smooth transition. In connection with the departure, we and Dr. McVicar have entered into a Transition Agreement signed on October 27, 2016 (the “Transition Agreement”), effective as of November 3, 2016. (See Note 9 of Notes to Consolidated Financial Statements.)

As of December 31, 2016, we had an accumulated deficit of $238.9 million and cash and cash equivalents and short-term investments aggregating $126.5 million. We estimate we have sufficient funding to sustain operations into 2019. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We do not expect our expenses to increase in 2017 as we fully assess the results from the latest Phase 3 trial. Results from our ongoing Phase 2 trial with our FDC product candidate are expected in mid-2017. If we successfully develop and launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

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

The following table summarizes our research and development expenses by type of activity for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
(in thousands)	2016	2015
Trabodenoson—direct clinical and non-clinical	$22,598	$8,653
Personnel and other expenses:
Employee and consultant-related expenses	7,763	3,483
Target validation expenses	802	—
Facility expenses	533	336
Other expenses	289	82
Total personnel and other expenses	9,387	3,901
Total research and development expenses	$31,985	$12,554

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $74 million for external development costs related to trabodenoson from inception through December 31, 2016.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our product candidates is highly uncertain, especially considering the MATrX-1 Phase 3 clinical trial’s failure to meet its primary endpoint. Our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We do not expect our research and development expenses to increase in 2017 as we fully assess the results from the latest Phase 3 trial.

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

Interest Expense

Interest expense in 2016 relates to our 2021 Convertible Notes which are due in August 2021. In 2015 and prior, interest expense related to our 2020 Convertible Notes, notes payable, convertible promissory notes, amortization of loan discounts as well as interest calculated based on the amortization of the beneficial conversion feature of the convertible promissory notes. In February 2015, we repaid our borrowings under our existing notes payable agreements with Horizon Technology Finance Corporation and Fortress Credit Co. LLC with the proceeds from our IPO and the convertible promissory notes converted into common stock pursuant to the IPO. In July and August of 2015 our 2020 Convertible Notes fully converted into common stock.

Interest Income

Interest income relates to interest earned from invested funds.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,		Increase
(in thousands)	2016	2015	(Decrease)
Operating expenses:
Research and development	$(31,985)	$(12,554)	$19,431
General and administrative	(9,894)	(7,842)	2,052
Loss from operations	(41,879)	(20,396)	21,483
Interest expense	(1,418)	(1,230)	188
Interest income	443	89	(354)
Loss on extinguishment of debt	-	(4,399)	(4,399)
Change in fair value of warrant liabilities	-	267	267
Change in fair value of derivative liabilities	-	(42,313)	(42,313)
Net loss	$(42,854)	$(67,982)	$(25,128)

Loss from operations

Loss from operations increased $21.5 million to $41.9 million for the year ended December 31, 2016, as compared to $20.4 million for the year ended December 31, 2015, and related primarily to the $19.4 million increase in research and development expenses.

Research and development expenses

Research and development expenses increased $19.4 million to $32.0 million for the year ended December 31, 2016, as compared to $12.6 million for the year ended December 31, 2015. This increase primarily reflects $12.1 million of increased clinical expenses related to our Phase 3 trial with monotherapy that was ongoing for the full year and our Phase 2 trial with our FDC product candidate that commenced in October 2016. In 2016, we recorded a charge of $0.9 million relating to the termination of our Chief Scientific Officer. Additionally, employee-related expenses due to increased headcount and additional stock option grants increased $2.7 million, preclinical expenses increased $2.6 million and consulting expenses increased $0.7 million.

General and administrative expenses

General and administrative expenses increased $2.1 million to $9.9 million for the year ended December 31, 2016, as compared to $7.8 million for the year ended December 31, 2015. This increase primarily reflects $0.8 million related to increased staffing expenses due to increased headcount and salaries and $1.4 million primarily related to increased consulting and other outside services. Stock-based compensation expense decreased $0.2 million due to a one-time charge of $1.0 million in 2015 related to the elimination of repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO pursuant to our IPO, partially offset by higher stock compensation expense in 2016 due to increased headcount.

Interest expense

Interest expense increased $0.2 million, to $1.4 million, for the year ended December 31, 2016, as compared to $1.2 million for the year ended December 31, 2015. Interest expense in 2016 related to coupon interest and amortization of our debt discount and debt issuance costs related to our 2021 Convertible Notes. Interest expense in 2015 was comprised of $1.0 million for coupon interest and amortization of debt discount and deferred financing costs related to our 2020 Convertible Notes, $0.1 million related to our Convertible Bridge Notes and $0.1 million related to our notes payable.

Interest income

Interest income increased $0.3 million to $0.4 million for the year ended December 31, 2016, as compared to $0.1 million for the year ended December 31, 2015. This increase primarily reflects higher weighted average invested balances and interest rates.

Loss on extinguishment of debt

The loss on extinguishment of debt of $4.4 million in the year ended December 31, 2015, consisted of $3.7 million related to the July and August 2015 conversion of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the consolidated financial statements), $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the year ended December 31, 2015, was a gain of $0.3 million related to a decrease in our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock that became warrants to purchase shares of common stock upon our IPO. There were no liability-classified warrants outstanding in 2016.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities for the year ended December 31, 2015, was a net loss of $42.3 million. We recorded a loss of $42.8 million in the year ended December 31, 2015, related to the final mark-to market of the 2020 Convertible Notes derivative liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the consolidated financial statements), and a gain of $0.5 million related to the decrease in the value of the Convertible Bridge Notes redemption rights derivative.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,		Increase
(in thousands)	2015	2014	(Decrease)
Operating expenses:
Research and development	$(12,554)	$(5,592)	$6,962
General and administrative	(7,842)	(2,112)	5,730
Loss from operations	(20,396)	(7,704)	12,692
Interest expense	(1,230)	(980)	250
Interest income	89	—	(89)
Loss on extinguishment of debt	(4,399)	—	4,399
Change in fair value of warrant liabilities	267	(845)	(1,112)
Change in fair value of derivative liabilities	(42,313)	(2)	42,311
Net loss	$(67,982)	$(9,531)	$58,451

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

General and administrative expenses

General and administrative expenses increased $5.7 million, to $7.8 million, for the year ended December 31, 2015, as compared to $2.1 million for the year ended December 31, 2014. This increase included $1.6 million in stock-based compensation of which $1.0 million related to the elimination of repurchase rights and final vesting related to the Series X preferred shares held by our former CEO and CFO pursuant to our IPO. The remaining increase was due primarily to higher compensation-related expenses of $2.0 million primarily related to increased staffing, including our current CEO and VP of Finance, higher insurance expenses and other public-company related expenses of $0.9 million, higher professional fees of $0.7 million, and higher consulting fees of $0.3 million.

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

Loss on extinguishment of debt

The loss on extinguishment of debt of $4.4 million in the year ended December 31, 2015, consisted of $3.7 million related to the July and August 2015 conversion of all of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the consolidated financial statements), $0.4 million of unamortized debt discount and issuance costs related to our Convertible Bridge Notes and $0.3 million related to unamortized debt discount and issuance costs and prepayment fees related to our Notes Payable.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the year ended December 31, 2015, was a gain of $0.3 million related to a decrease in our warrant liabilities related to warrants to purchase shares of Series AA Preferred Stock that became warrants to purchase shares of common stock upon our IPO. The $0.8 million loss in the year ended December 31, 2014, related to an increase in the value of the warrant liabilities related to our Series AA Preferred Stock.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities for the year ended December 31, 2015, was a net loss of $42.3 million. We recorded a loss of $42.8 million in the year ended December 31, 2015, related to the final mark-to market of the 2020 Convertible Notes derivative liability in connection with the July and August 2015 full conversion of the 2020 Convertible Notes into common stock (see Note 5 in the accompanying notes to the consolidated financial statements), and a gain of $0.5 million related to the decrease in the value of the Convertible Bridge Notes redemption rights derivative.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred net losses of $42.9 million and $68.0 million for the years ended December 31, 2016 and 2015, respectively. Our operating activities used $37.3 million and $17.4 million during the years ended December 2016 and 2015, respectively. As of December 31, 2016, the Company had $126.5 million of cash and cash equivalents and short term investments. We estimate we have sufficient funding to sustain operations into 2019.

On August 5, 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of the 2021 Convertible Note, and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the consolidated financial statements).

During the year ended December 31, 2016, we sold 482,689 shares of common stock and received net proceeds of $4.0 million pursuant to the ATM. At December 31, 2016, $45.6 million was available for sale of common stock under the ATM.

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

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Years Ended December 31,
(in thousands)	2016	2015
Cash used in operating activities	$(37,266)	$(17,416)
Cash used in investing activities	(66,059)	(31,675)
Cash provided by financing activities	53,081	125,515
Net increase (decrease) in cash and equivalents	$(50,244)	$76,424

Net cash used in operating activities

Net cash used in operating activities was $37.3 million for the year ended December 31, 2016, and principally resulted from our net loss of $42.9 million, partially offset by $2.9 million in noncash stock-based compensation and a $2.1 million net change in operating assets and liabilities.

Net cash used in operating activities was $17.4 million for the year ended December 31, 2015, and principally resulted from our net loss of $68.0 million, increases of prepaid expenses and other assets of $1.3 million and decreases in non-cash expenses related changes in fair value of warrant liabilities and Convertible Bridge Notes redemption rights derivative of $0.7 million. These amounts were partially offset by increases in non-cash expenses related to changes in the fair value of our 2020 Convertible Notes derivative liability of $42.8 million, loss on extinguishment of debt of $4.2 million, stock-based compensation of $2.4 million, increases in accounts payables and accrued expenses of $1.9 million and non-cash interest expense of $1.1 million.

Net cash used in investing activities

Net cash used in investing activities was $66.1 million for the year ended December 31, 2016, and related primarily to the purchase of $122.3 million of short-term investments and $56.7 million of proceeds from the maturity of short-term investments. Additionally, we purchased $0.5 million of property and equipment in the year ended December 31, 2016.

Net cash used in investing activities was $31.7 million for the year ended December 31, 2015, and related primarily to the purchase of $33.7 million of short-term investments, $2.4 million of proceeds from the maturity of short-term investments, and $0.4 million of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $53.1 million for the year ended December 31, 2016 and primarily reflects net proceeds of $48.7 million from the issuance of our 2021 Convertible Notes and net proceeds of $4.0 million from the issuance of common stock pursuant to our ATM.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2016:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating facilities lease (1)	$2,622	$402	$831	$869	$520
2021 Convertible Notes (2)	66,950	2,990	5,980	57,980	-
Total	$69,572	$3,392	$6,811	$58,849	$520

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

We enter into contracts in the normal course of business with CROs and contract manufacturers to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts, they are not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $29.8 million at December 31, 2016, consisting primarily of funds in money market accounts. We also had $96.7 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Critical Accounting Policies and Estimates

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

Our material financial instruments at December 31, 2016 and 2015, consisted of cash and cash equivalents and short-term investments. We have determined that our United States Treasury securities are subject to Level 1 fair value measurements as these assets are valued using quoted market prices in active markets without any valuation adjustments. We have determined that our certificates of deposit are categorized as Level 2 assets under the fair value hierarchy, as there are no quoted market prices in active markets, and our agency bonds as Level 2 assets under the fair value hierarchy, as these assets are not always valued daily using quoted market prices in active markets.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The fair value of restricted stock awards is based on the intrinsic value of such awards on the date of grant. Compensation cost for stock purchase rights under our employee stock purchase plan is measured and recognized on the date that we become obligated to issue shares of our common stock and is based on the difference between the fair value of our common stock and the purchase price on such date. Our estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and judgment regarding future trends and factors.

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

Common Stock and Preferred Stock Warrant Valuations

Our initial equity value was determined by utilizing a risk-adjusted discounted cash flow model based upon market research and management’s assessment thereof, which is an income approach and was corroborated with market data, coupled with a series of Monte Carlo simulations which projected various equity values under different possible liquidity events including (i) initial public offering (“IPO”), (ii) merger and acquisition (“M&A”), and (iii) stay-private (“SP”) scenarios. The first two scenarios assumed positive results from our recent Phase 2 clinical trial, while the third scenario considered unfavorable results for valuations performed prior to December 31, 2014 and, at December 31, 2014, no IPO or M&A transaction.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. We adopted this standard for the year ended December 31, 2016. The adoption of this ASU does not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $29.8 million at December 31, 2016, consisting primarily of funds in money market accounts. We also had $96.7 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have paid on this indebtedness. Until the 2020 Convertible Notes were converted in July and August 2015, they bore interest at a fixed rate, therefore a change in interest rates would not impact the amount of interest we would have paid on this indebtedness.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors, including their respective ages and positions as of the date hereof:

Name	Age	Position
Executive Officers:
David P. Southwell	56	President, Chief Executive Officer and Director
Rudolf Baumgartner, M.D.	57	Executive Vice President and Chief Medical Officer
William K. McVicar, Ph.D. (1)	59	Former Executive Vice President and Chief Scientific Officer
Dale Ritter	66	Vice President—Finance
Non-Management Directors:
Timothy Barberich (3)	69	Director
Carsten Boess (2)(4)	50	Director
J. Martin Carroll	67	Director
Paul G. Howes (2)	62	Director
Patrick Machado (2)	53	Director
Gary Phillips, M.D. (3)	50	Director
Richard N. Spivey, PharmD, PhD (3)(4)	67	Director

(1)	Dr. McVicar served as Executive Vice President and Chief Scientific Officer until October 4, 2016
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating and Corporate Governance Committee.

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

William K. McVicar, Ph.D. joined us in September 2007 as Executive Vice President, Pharmaceutical Development and served as our Executive Vice President and Chief Scientific Officer from January 2009 to October 2016. Dr. McVicar also served as our interim President from May 2013 until August 2014. Dr. McVicar now serves as a Senior Advisor to the Company until April 4, 2017. Dr. McVicar received a B.S. from the State University of New York College at Oneonta and a Ph.D. in Chemistry from the University of Vermont.

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

Non-Management Directors

Timothy Barberich has served as one of our directors since September 2016. Mr. Barberich served as Chief Executive Officer of Sepracor Inc. from 1984 to 2007 and as Chairman of its Board from 1994 to 2009. Prior to working for Sepracor Inc., Mr. Barberich held positions at Millipore Corporation and American Cyanamid Company. Mr. Barberich has served as a member of the Board of Directors at GI Dynamics, Inc. since 2011, Verastem, Inc. since 2014, Neurovance, Inc. since 2010, Frequency Therapeutics, Inc. since 2016 and BioNevia LLC since 2008. Mr. Barberich also served on the Board of Directors of Heartware, Inc. from 2008 to 2016, Tokai Pharmaceuticals, Inc. from 2009 to 2016 and MirImmune, Inc. from 2015 to 2017. Mr. Barberich received his Bachelor of Science degree in Chemistry from King’s College. We believe that Mr. Barberich’s qualifications to sit on our Board include his experience as a director of and working in leadership roles at pharmaceutical companies.

Carsten Boess has served as one of our directors since January 2016. He is currently the Chief Business Officer at Kiniksa Pharmaceuticals, a privately held biotechnology company. He previously served as Senior Vice President and Chief Financial Officer at Synageva Biopharma Corporation from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Prior to his role at Synageva, Mr. Boess served in multiple roles with increasing responsibility for Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance for Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva based World Wide Executive Finance Management Team while at Serono. Mr. Boess was also Chief Financial Officer at Alexion Pharmaceuticals, and was a finance executive at Novozymes of North America and Novo Nordisk in France, Switzerland and China. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark. We believe that Mr. Boess’ qualifications to sit on our Board include his business and financial experience working at pharmaceutical companies.

J. Martin Carroll has served as one of our directors since April 2016. In 2012, Mr. Carroll held a position leading corporate strategy and development for Boehringer Ingelheim GmBH in Ingelheim, Germany. From 2002 to 2011, he was President and CEO of US Businesses for Boehringer Ingelheim Corporation. From 1976 to 2001, Mr. Carroll held various positions at Merck & Company, Inc., including Executive Vice President – Customer Marketing and Sales. From 1972 to 1976, Mr. Carroll served in the United States Air Force. Mr. Carroll has served as a member of the Board of Directors at Catalent, Inc. and TherapeuticsMD, Inc. since 2015, and Mallinckrodt Pharmaceuticals since 2013. He has previously served on the Boards of Accredo Health Group, Inc. and Durata Therapeutics, Inc. Mr. Carroll received his Bachelor degree from College of the Holy Cross and his MBA from Babson College. We believe that Mr. Carroll’s qualifications to serve on our Board include his significant experience in leadership positions at pharmaceutical companies.

Paul G. Howes has served as one of our directors since September 2008. From January 2016 to present, Mr. Howes has been President of ThromboGenics Inc. Mr. Howes also served as our President and Chief Executive Officer from September 2008 to May 2013. Prior to his time with us, Mr. Howes served as President of the Americas Region of Bausch + Lomb Incorporated, which is now owned by Valeant Pharmaceuticals International, Inc., from July 2003 to February 2007. Prior to this time, Mr. Howes served in a variety of senior roles at Merck & Co., Inc. for sixteen years. Since May 2013, Mr. Howes has served as a member of the Board of Directors of various companies including: since May 2013, Kish Bancorp and Kish Bank, a financial conglomerate parent company and its community bank subsidiary; since November 2008, Prevent Blindness America, a vision-related charity for which Mr. Howes has served as Chairman since November 2013; since August 2014, ThromboGenics NV and ThromboGenics Inc., a global integrated biopharmaceutical company and its U.S.-based operating subsidiary. Mr. Howes received an A.B. from Harvard University and an M.B.A. from York University. We believe that Mr. Howes’ qualifications to sit on our Board include the intimate knowledge of our operations he developed as our President and Chief Executive Officer, his experience working with a public biopharmaceutical company, significant commercial experience in the field of ophthalmology and his executive leadership, managerial and business experience.

Patrick Machado has served as one of our directors since August 2016. Mr. Machado co-founded Medivation, Inc. and served as its Chief Business Officer from December 2009 to April 2014 and its Chief Financial Officer from December 2004 to April 2014. Prior to working for Medivation, Inc., Mr. Machado held positions at Cytyc Corporation, Pro•Duct Health, Inc., Chiron Corporation and Morrison & Foerster LLP. Mr. Machado has served as a member of the Board of Directors at Chimerix, Inc. since 2014, as a member of the Board of Directors of Scynexis, Inc. since 2015, and as a member of the Board of Directors of Medivation, Inc. from 2014 to 2016. Mr. Machado received his Bachelor of Science in Economics and Bachelor of Arts in German from Santa Clara University and his Juris Doctor from Harvard Law School. We believe that Mr. Machado’s qualifications to sit on our Board include his experience working as a director of and in leadership roles at pharmaceutical companies.

Gary Phillips, M.D. has served as one of our directors since October 2015. Dr. Phillips has also served on the Board of Directors of Aldeyra Therapeutics since 2009. From October 2013 and to the present, Dr. Phillips has been Senior Vice President, Chief Strategy Officer at Mallinckrodt Pharmaceuticals plc. He was also Senior Vice President and President of Autoimmune and Rare Diseases at Mallinckrodt from August to January 2015. Dr. Phillips was Head of Global Health & Healthcare Industries at the

World Economic Forum in Geneva from January 2012 to September 2013. He was President of Reckitt Benckiser Pharmaceuticals, Inc. (now Indivior) from 2011 to 2012. He served as President of U.S. Surgical and Pharmaceuticals at Bausch & Lomb from 2002 to 2008. Dr. Phillips has also held executive roles at Merck Serono SA (a division of Merck KGaA) from 2008 to 2011, Novartis Corporation from 2000 to 2002, and Wyeth Pharmaceuticals, Inc. (now Pfizer, Inc.) from 1999 to 2000. Dr. Phillips was a healthcare strategy managing consultant at Towers Perrin (now Towers Watson & Co) from 1997 to 1999, and practiced as a general medicine clinician/officer in the US Navy, from which he was honorably discharged as a lieutenant commander. Dr. Phillips was educated at the University of Pennsylvania, where he received an M.D. (Alpha Omega Alpha) from the School of Medicine, an MBA from the Wharton School, and B.A. (summa cum laude, Phi Beta Kappa) in biochemistry with distinction from the School of Arts and Sciences. He completed postgraduate medical education at United States Naval Medical Center and maintains an active medical license. Currently, he serves on the boards of Aldeyra Therapeutics (NASDAQ: ALDX), Envisia Therapeutics, and Rheon Medical SA. We believe that Dr. Phillips’ qualifications to sit on our Board include his experience working in leadership roles at pharmaceutical companies.

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

Composition of Our Board of Directors

Our Board of Directors currently consists of eight members. Our nominating and governance committee and Board of Directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity and is not limited to race, gender or national origin. We have no formal policy regarding board diversity. Our nominating and governance committee’s and Board of Directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Director independence. Our Board of Directors has determined that all members of the Board of Directors except Mr. Southwell, are independent, as determined in accordance with the rules of The NASDAQ Global Market, or NASDAQ. Our Board of Directors also determined that our former directors, Dr. A.N. “Jerry” Karabelas, Mr. Isai Peimer, Mr. Ittai Harel and Mr. Martin Vogelbaum, satisfied the independence requirements, as determined in accordance with the rules of NASDAQ. In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. The composition and functioning of our Board of Directors and each of our committees complies with all applicable requirements of NASDAQ and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Staggered board. In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The following persons have been designated to serve as directors in the following classes until the term specified below or until his earlier death, resignation or removal:

•	Our Class I directors are David P. Southwell and Richard N. Spivey, PharmD, PhD (term expires on date of annual meeting of stockholders following the year ending December 31, 2017);

•	Our Class II directors are J. Martin Carroll, Gary M. Phillips, and Carsten Boess (term expires on date of annual meeting of stockholders following the year ending December 31, 2018); and
•	Our Class III directors are Paul G. Howes, Patrick Machado and Timothy Barberich (term expires on date of annual meeting of stockholders following the year ending December 31, 2016).

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

Director Nomination Process

There have been no material changes to the process by which stockholders may submit nominees for election to the Board of Directors to the Nominating and Corporate Governance Committee since that process was described in the Company’s Proxy Statement filed with the SEC on May 6, 2016.

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

Audit Committee

Carsten Boess, Paul G. Howes and Patrick Machado currently serve on the audit committee, which is chaired by Carsten Boess. Our Board of Directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable rules of NASDAQ. Our Board of Directors has designated Carsten Boess as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

Compensation Committee

Timothy Barberich, Gary Phillips, M.D., and Richard N. Spivey, PharmD, PhD currently serve on the compensation committee, which is chaired by Timothy Barberich. Our Board of Directors has determined that each member of the compensation committee is “independent” as that term is defined in the applicable rules of NASDAQ. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Carsten Boess and Richard N. Spivey, PharmD, PhD currently serve on the nominating and corporate governance committee, which is chaired by Richard N. Spivey, PharmD, PhD. Our Board of Directors has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable rules of NASDAQ. The nominating and corporate governance committee’s responsibilities include:

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

The following table sets forth the portion of compensation paid to the named executive officers that is attributable to services performed during the fiscal year ended December 31, 2016 and 2015.

Name and principal position	Fiscal Year	Salary $	Bonus $		Option Awards $ (3)	Stock Awards $ (4)	All other compensation $ (5)	Total $
David P. Southwell	2016	465,508	221,231	(1)	1,093,470	2,275,000	5,273	4,060,482
President and Chief Executive Officer	2015	440,152	257,000	(2)	602,912	—	138	1,300,202
Rudolf Baumgartner, M.D.	2016	393,095	144,538	(1)	839,175	780,000	9,761	2,166,569
Executive Vice President and Chief Medical Officer	2015	387,124	152,000	(2)	301,456	—	8,208	848,788
William K. McVicar, Ph.D.	2016	382,750	101,806	(1)	686,598	—	9,761	1,180,915
Former Executive Vice President and Chief Scientific Officer (6)	2015	372,523	148,000	(2)	301,456	—	8,208	830,187
Dale Ritter	2016	274,093	86,384	(1)	203,436	—	11,367	575,280
Vice President—Finance	2015	273,385	107,000	(2)	100,485	—	6,779	487,649

(1)

For Mr. Southwell, Dr. Baumgartner and Mr. Ritter, represents bonus amounts earned in 2016 and paid in 2017. For Dr. McVicar, represents the amount of bonus paid in 2017 pursuant to his Transition Agreement.

(2)	Represents bonus amounts earned in 2015 and paid in 2016.
(3)

Reflects the grant date fair value of option awards, calculated in accordance with ASC Topic 718, disregarding the estimate on forfeitures. The assumptions we used for calculating grant date fair values are set forth in Note 8 of Notes to Consolidated Financial Statements in this Form 10-K.

(4)

Reflects the grant date fair value of stock awards, calculated in accordance with ASC Topic 718. The assumptions we used for calculating grant date fair values are set forth in Note 8 of Notes to Consolidated Financial Statements in this Form 10-K.

(5)

For 2016 consists of: for Mr. Southwell, $3,462 of matching contributions pursuant to the Company’s 401(k) Plan, $774 cost of the benefits of company-provided group-term life insurance in excess of $50,000 and $1,037 for the cost of disability insurance; for Dr. Baumgartner, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan, $774 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000 and $1,037 for the cost of disability insurance; for Dr. McVicar, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan, $774 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000 and $1,037 for the cost of disability insurance; for Mr. Ritter, $8,856 of matching contributions pursuant to the Company’s 401(k) Plan, $1,542 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000 and $969 for the cost of disability insurance. For 2015 consists of: for Mr. Southwell, cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Dr. Baumgartner, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan and $258 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Dr. McVicar, $7,950 of matching contributions pursuant to the Company’s 401(k) Plan and $258 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000; for Mr. Ritter, $6,383 of matching contributions pursuant to the Company’s 401(k) Plan and $396 for the cost of the benefits of company-provided group-term life insurance in excess of $50,000.

(6)	Dr. McVicar ceased being an executive officer on October 4, 2016.

Executive Agreements

We have entered into employment agreements with certain of our named executive officers. These employment agreements provide for “at will” employment and contain the additional terms summarized below:

David P. Southwell. On August 11, 2014, we entered into an employment agreement with Mr. Southwell, our President and Chief Executive Officer. In 2016, Mr. Southwell received a base salary of $465,750, which is subject to review and adjustment in accordance with our corporate policy. In 2016, Mr. Southwell was eligible for an annual performance bonus with a target amount of 50% of his base salary. In 2016, the Compensation Committee awarded Mr. Southwell a bonus of $221,231, representing 47.5% of his 2016 base salary. Mr. Southwell is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Mr. Southwell will be eligible to receive the following payments and benefits in the event that his employment is terminated by us without cause or he terminates his employment with us for good reason: base salary continuation for 12 months; if Mr. Southwell is participating in our group health plan immediately prior to the date of termination and elects COBRA health continuation, we will pay him a monthly cash payment equal to the monthly employer contribution we would have made to provide him health insurance if he had remained employed by us until twelve months following the date of termination; and the portion of the stock options and other time-based equity awards held by Mr. Southwell as of the date of termination that would have vested in the 12 months following termination of his employment had he remained employed by us through such date shall immediately accelerate and become fully vested as of the date of termination.

Rudolf Baumgartner, M.D. On May 2, 2007, we entered into an employment agreement with Dr. Baumgartner, our Executive Vice President and Chief Medical Officer, which we amended on December 23, 2008 and October 9, 2009. In 2016, Dr. Baumgartner received a base salary of $393,300, which is subject to review and adjustment in accordance with our corporate policy. In 2016, Dr. Baumgartner was eligible for an annual performance bonus with a target amount of 35% of his base salary. In 2016, the Compensation Committee awarded Dr. Baumgartner a bonus of $144,538, representing 36.75% of his 2016 base salary. Dr. Baumgartner is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Dr. Baumgartner will be eligible to receive the following payments and benefits in the event that his employment is terminated by us without cause: base salary continuation for twelve months; and a monthly cash payment equal to the monthly employer contribution to provide him health and dental insurance coverage if he had remained employed by us until 12 months following the date of termination. The receipt of the severance payments and benefits set forth above shall be conditioned upon Dr. Baumgartner not violating the terms of a restrictive covenant agreement between Dr. Baumgartner and Inotek.

William K. McVicar, Ph.D. On August 23, 2007, we entered into an employment agreement with Dr. McVicar, our Executive Vice President and Chief Scientific Officer, which we amended on December 23, 2008 and October 9, 2009. Dr. McVicar stepped down from his position as our Executive Vice President, Chief Scientific Officer and executive officer effective as of October 4, 2016. Prior to his resignation, Dr. McVicar received a base salary of $382,950, which was subject to review and adjustment in accordance with our corporate policy. In 2016, Dr. McVicar was eligible for an annual performance bonus with a target amount of 35% of his base salary, payable at the discretion of our Board. In 2016, the Compensation Committee awarded Dr. McVicar a bonus of $101,806, pursuant to the Transition Agreement. Dr. McVicar was eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Pursuant to the Transition Agreement, Dr. McVicar will be a Senior Advisor to the Company until April 4, 2017 ( the “Separation Date”), and for twelve months thereafter, will continue to receive his base salary. The receipt of the severance payments and benefits set forth above shall be conditioned upon Dr. McVicar not violating the terms of a restrictive covenant agreement between Dr. McVicar and Inotek.

Dale Ritter. On August 28, 2014, we entered into an employment agreement with Mr. Ritter, our Vice President—Finance. In 2016, Mr. Ritter received an annual base salary of $274,235. Mr. Ritter is eligible for an annual performance bonus with a target amount of 30% of his annualized base salary. In 2016, the Compensation Committee awarded Mr. Ritter a bonus of $86,384, representing 31.5% of his 2016 base salary. Mr. Ritter is eligible to participate in our employee benefit plans in effect from time to time, subject to the terms of those plans. Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, Mr. Ritter will be eligible to receive base salary continuation for six months in the event that his employment is terminated by us without cause. The receipt of the severance payments and benefits set forth above shall be conditioned upon Mr. Ritter not violating the terms of a restrictive covenant agreement between Mr. Ritter and Inotek.

Termination and Change of Control Benefits

Subject to the execution and effectiveness of a separation agreement, including, among other things, a general release of claims, and each named executive officer, excluding Dr. McVicar, not violating the terms of a restrictive covenant agreement, each named executive officer will be eligible to receive the payments and benefits set forth below in the event that such executive officer’s employment is terminated by us without cause or the named executive officer terminates his or her employment with us for good reason, in either case within twelve months after a “change in control.” The payments and benefits described below and due to each named executive officer other than Mr. Southwell are in addition to, not in lieu of, the payments set forth above next to such named executive officer’s name. With respect to Mr. Southwell, the payments and benefits described below are in lieu of the payments set forth above next to Mr. Southwell’s name.

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

Under the Transition Agreement, we have also agreed (i) to pay Dr. McVicar severance pay consisting of salary continuation at his final base salary rate, less applicable tax-related deductions and withholdings, effective for the twelve month period immediately following the Separation Date (the “Severance Pay Period”) and (ii) to pay the same portion of the COBRA premium payment reimbursements that we pay active employee for the same level of group medical and dental coverage as in effect for Dr. McVicar if he elects continuation of his COBRA coverage on the Separation Date until the end of the Severance Pay Period.

Equity Incentive Awards

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards for each of our named executive officers as of December 31, 2016.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Per share option exercise price ($)	Option expiration date	Number of securities that have not vested		Market value of securities that have not vested ($) (5)
David P. Southwell	232,456	(1)	166,041	(1)	4.342	8/28/2024	—		—
	68,750	(2)	81,250	(2)	5.03	6/23/2025	—		—
	—		215,000	(3)	7.56	3/21/2026	—		—
	—		—		—		350,000	(5)	2,135,000	(6)
Rudolf Baumgartner, M.D.	2,170	(4)	—		40.578	6/3/2017
	197	(4)	—		40.578	3/20/2018
	116,228	(1)	83,020	(1)	4.342	8/28/2024
	34,370	(2)	40,630	(2)	5.03	6/23/2025
	—		165,000	(3)	7.56	3/21/2026
	—		—		—		120,000	(5)	732,000	(6)
William K. McVicar, Ph.D. (7)	1,269	(4)	—		40.58	9/18/2017
	462	(4)	—		40.58	12/31/2018
	115	(4)	—		40.58	3/20/2018
	116,228	(1)	83,020	(1)	4.342	8/28/2024
	34,370	(2)	40,630	(2)	5.03	6/23/2025
	—		135,000	(3)	7.56	3/21/2026
Dale Ritter	25,651	(1)	18,331	(1)	4.342	8/28/2024
	11,450	(2)	13,550	(2)	5.03	6/23/2025
	—		40,000	(3)	7.56	3/21/2026

(1)

These stock options were granted pursuant to our 2014 Stock Option and Incentive Plan (the “2014 Plan”) on August 28, 2014, have a ten-year term and vested 25% on the one-year anniversary of the grant date and the remaining 75% will vest equally over the following 36 monthly anniversaries.

(2)

These stock options were granted pursuant to our 2014 Plan on June 24, 2015, have a ten-year term, and vested 25% on the one-year anniversary of our IPO and the remaining 75% will vest equally over the following 36 monthly anniversaries.

(3)

These stock options were granted pursuant to our 2014 Plan on March 22, 2016, have a ten-year term, and will vest 25% on January 1, 2017 and the remaining 75% will vest equally over the following 36 monthly anniversaries.

(4)	These stock options were granted pursuant to our 2004 Stock Option and Incentive Plan (the “2004 Plan”) and are fully vested.
(5)

These restricted stock units were granted pursuant to our 2014 Plan on December 13, 2016 and were amended on January 23, 2017 to modify their vesting schedule. The restricted stock units were modified such that, instead of vesting subject to the achievement of certain performance criteria, the awards will vest in equal annual installments over four years from the date of grant, subject to the named executive officer’s continued service through such each date.

(6)	The value of the restricted stock units reflected in the table is based on a price per share of $6.10, which was the closing price of our common stock as of December 30, 2016.
(7)	Dr. McVicar ceased being an executive officer on October 4, 2016.

Employee Stock Purchase Plan

In November 2014, the Company’s Board of Directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll withholdings and pursuant to specific offerings of common stock. An eligible employee may contribute up to 10%, in full percentages, of gross wages, which are withheld from each payroll, to the ESPP. At the end of each offering, an ESPP participant employee will purchase shares at 85% of the lower of the fair value of the Company’s common stock on the first and last day of the offering with aggregate withholdings as of the end of the offering. The offerings commence on June 1 and December 1 and are six months in duration. A participant may reduce his or her withholdings as many times as he or she wishes and may increase his or her withholdings two times during an offering. The Company’s Board of Directors has authorized the issuance of a number of shares of common stock issuable under the ESPP to the number that represents 1% of the Company’s outstanding common stock outstanding immediately after the IPO, or 160,276 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the Board of Directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. On January 1, 2017, the number of shares reserved and available for issuance under the ESPP was increased by 31,555 to 269,863 shares. During 2016, 5,790 shares and 20,135 shares of common stock were purchased by plan participants and issued by the Company pursuant to two offerings under the ESPP at a purchase price of $7.82 and $5.44 per share, respectively. Mr. Southwell purchased 2,765 shares at $5.44 per share. Dr. Baumgartner purchased 2,530 shares at $5.44 per share. Dr. McVicar purchased 1,092 shares at $7.82 per share. Mr. Ritter purchased 782 shares at $7.82 per share and 1,765 shares at $5.44 per share.

Inotek Pharmaceuticals Corporation 401(k) Profit-Sharing Plan (the “401(k) Plan”)

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

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2016. Our equity plans consist of our 2014 Plan, our 2004 Plan and our ESPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	3,145,458	$6.30	241,342
Equity compensation plans not approved by security holders	—	—	—
Total	3,145,458	$6.30	241,342

(1)	No additional awards will be made under the 2004 Stock Option and Incentive Plan.
(2)

Includes 470,000 Restricted Stock Units issued pursuant to the 2014 Plan. There is no exercise price associated with these restricted stock units and therefore the weighted average price of outstanding options, warrants and rights reflects only the weighted average exercise price of the 2,675,458 options outstanding at December 31, 2016 issued pursuant to the 2004 and 2014 Plans.

DIRECTOR COMPENSATION

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2016. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2016. David P. Southwell, who is also our President and Chief Executive Officer, receives no compensation for his service as a director, and, consequently, is not included in this table.

Our Board adopted a formal director compensation policy for all of our non-employee directors that became effective upon the closing of our initial public offering.

2016 Director Compensation Table

Director name	Fees earned $ (8)	Option awards $ (6)		All other compensation ($)		Total ($)
Timothy Barberich	11,617	154,251	(1)	—		165,868
Carsten Boess	48,523	204,930	(2)	—		253,453
J. Martin Carroll	44,548	442,488	(3)	7,500	(7)	494,536
Ittai Harel	26,442	-		—		26,442
Paul G. Howes	38,915	58,288	(4)	—		97,203
A.N. “Jerry” Karabelas, Ph.D.	31,250	-		—		31,250
Patrick Machado	15,822	113,098	(5)	7,500	(7)	136,420
Isai Peimer	14,500	-		—		14,500
Gary Phillips, M.D.	41,123	58,288	(4)	—		99,411
Richard N. Spivey, PharmD, PhD	42,849	58,288	(4)	—		101,137
Martin Vogelbaum	25,240	-		—		25,240

(1)

For Mr. Barberich, represents the grant date fair value of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $9.49 per share upon his becoming a director on September 28, 2016.

(2)

For Mr. Boess, represents the grant date fair value of $146,642 of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $8.99 per share upon his becoming a director on January 11, 2016 and the grant date fair value of $58,288 of an option to purchase 12,000 shares of our common stock granted to each then-current non-employee director on June 23, 2016 with an exercise price of $7.61 per share.

(3)

For Mr. Carroll, represents the grant date fair value of $123,691 of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $7.63 per share upon his becoming a director on April 1, 2016, the grant date fair value of $260,509 of an option to purchase 51,000 shares of our common stock upon his becoming chairman of the board on June 23, 2016, and the grant date fair value of $58,288 of an option to purchase 12,000 shares of our common stock granted to each then-current non-employee director on June 23, 2016 with an exercise price of $7.61 per share.

(4)

For Mr. Howes, Dr. Phillips and Dr. Spivey, represents the grant date fair value of $58,288 of an option to purchase 12,000 shares of our common stock granted to each then-current non-employee director on June 23, 2016 with an exercise price of $7.61 per share.

(5)

For Mr. Machado, represents the grant date fair value of an initial grant of an option to purchase 24,000 shares of our common stock with an exercise price of $6.91 per share upon his becoming a director on August 17, 2016.

(6)

Reflects the grant date fair value of option awards, calculated in accordance with ASC Topic 718, disregarding the estimate on forfeitures. The assumptions we used for calculating grant date fair values are set forth in Note 8 of Notes to Consolidated Financial Statements in this Form 10-K.

(7)	Represents consulting fees paid to Mr. Carroll and Mr. Machado prior to their becoming directors.
(8)	Represents fees earned in 2016, a portion of which were paid in 2017.

As of December 31, 2016, total options shares held by board members are as follows: 24,000 shares for Mr. Barberich and Mr. Machado; 36,000 shares for Mr. Boess, Dr. Phillips and Dr. Spivey; 87,000 shares for Mr. Carroll; and 33,857 shares for Mr. Howes.

Post IPO Non-Employee Director Compensation

The Company adopted a non-employee director compensation policy that became effective upon the Company’s IPO in February 2015. The purpose of this policy is to provide a total compensation package that enables the Company to attract and retain, on a long-term basis, high-caliber directors who are not employees or officers of the Company. During 2016, for service on the board of directors, annual cash retainers were paid as follows: for board members, $35,000, for the non-executive chairperson, $65,000. In 2017, for service on the board of directors, annual cash retainers will be paid as follows: for board members, $50,000, for the non-executive chairperson, $92,850. In addition to cash retainers for service on the board of directors, additional cash retainers are paid for service on committees of the board of directors. For service on the Audit Committee, annual cash retainers will be paid as follows: for committee members, $7,500, for the chairperson, $15,000. For service on the Compensation Committee, annual cash retainers will be paid as follows: for committee members, $5,000, for the chairperson, $10,000. For service on the Nominating and Corporate Governance Committee, annual cash retainers will be paid as follows: for committee members, $3,000, for the chairperson, $7,500.

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

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of February 15, 2017 for:

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

The table lists applicable percentage ownership based on 26,986,318 shares of common stock outstanding as of February 15, 2017 and excludes (i) 6,483,791 shares of common stock issuable upon conversion of the 2021 Convertible Notes, (ii) 2,675,458 shares of common stock issuable upon the exercise of stock options outstanding as of February 15, 2017, at a weighted-average exercise price of $6.30 per share; (iii) 56,408 shares of common stock issuable upon the exercise of warrants outstanding as of February 15, 2017, which have an exercise price of $6.204 per share and (iv) 1,401,000 unvested Restricted Stock Units outstanding as of February 15, 2017. Shares of common stock that may be acquired by an individual or group within 60 days of February 15, 2017, pursuant to the exercise of options, warrants or other rights, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise noted below, the address of each person listed on the table is c/o Inotek Pharmaceuticals Corporation, 91 Hartwell Avenue, Second Floor, Lexington, MA 02421.

Name and address of beneficial owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders
OrbiMed Entities (1)	2,788,111	10.0%
Rho Ventures Entities (2)	2,627,790	9.7%
Prudential Financial, Inc. (3)	1,981,692	7.3%
MedImmune Ventures, Inc. (4)	1,917,906	7.1%
Citadel Entities (5)	1,917,020	6.6%
Care Capital Entities (6)	1,519,647	5.6%
Great Point Partners, LLC (7)	1,500,000	5.6%
Named executive officers and directors
David P. Southwell (8)	465,439	1.7%
Rudolf Baumgartner, M.D. (9)	353,980	1.3%
William K. McVicar, Ph.D. (10)	323,337	1.2%
Dale Ritter (11)	59,046	*
Timothy Barberich	—	*
Carsten Boess (12)	16,500	*
J. Martin Carroll (13)	25,000	*
Paul G. Howes (14)	138,506	*
Patrick Machado	—	*
Gary Phillips, M.D. (15)	18,000	*
Richard N. Spivey, Pharm.D., Ph.D. (16)	19,500	*
All directors and executive officers as a group (11 persons) (17)	1,419,308	5.1%

*	represents beneficial ownership of less than one percent.
(1)

Based on Schedule 13G filed with the SEC on February 13, 2017, consists of (a) 879,530 shares of common stock beneficially owned by OrbiMed Advisors LLC (“OrbiMed Advisors”), (b) 399,202 shares of common stock issuable upon conversion of convertible notes beneficially owned by OrbiMed Advisors (c) 1,035,327 shares of common stock held by OrbiMed Capital LLC (“OrbiMed Capital”) and (d) 474,052 shares of common stock upon conversion of convertible notes held by OrbiMed Capital. Samuel D. Isaly is a control person of OrbiMedAdvisors and OrbiMed Capital. The principal address of the beneficial owners is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(2)

Based on Schedule 13G filed with the SEC on February 12, 2016, consists of (a) 892,415 shares beneficially owned by Rho Ventures IV (QP), L.P. (“Rho QP”), (b) 930,029 shares beneficially owned by Rho Ventures IV GmbH & Co. BETEILIGUNGS KG (“Rho GmbH”), (c) 636,496 shares beneficially owned by Rho Ventures IV Holdings LLC (“Rho Holdings”), and (d) 168,850 shares beneficially owned by Rho Ventures IV, L.P. (“Rho IV”). The voting and dispositive decisions with respect to the shares held by Rho IV, Rho Holdings, and Rho QP are made by the following managing members of their general partner or managing member, Rho Management Ventures IV, L.L.C.: Mark Leschly, Habib Kairouz and Joshua Ruch. The voting and dispositive decisions with respect to the shares held by Rho GmbH are made by the following managing directors of its general partner, Rho Capital Partners Verwaltungs GmbH: Mark Leschly, Habib Kairouz and Joshua Ruch. The address for the Rho Venture Entities is 152 West 57th Street, 23rd Floor, New York, New York 10019.

(3)

Based on Schedules 13G/A filed with the SEC on January 24, 2017 and February 3, 2017, consists of (i) 1,980,842 shares of common stock held directly by Jennison Associates LLC (“Jennison”) and (ii) 850 shares of common stock held directly by Quantitative Management Associates LLC (“Quantitative”). Jennison and Quantitative are each a wholly-owned subsidiary of Prudential Financial, Inc., and over which Prudential Financial, Inc. has sole voting and dispositive power. The principal business address of the beneficial owner is 751 Broad Street, Newark, NJ 07102-3777.

(4)

Based on Schedule 13G filed with the SEC on February 16, 2016, consists of 1,917,906 shares beneficially owned by MedImmune Ventures, Inc. The voting and investment power of the shares held by MedImmune Ventures, Inc. is determined by Ron Laufer, Senior Managing Director of MedImmune Ventures, Inc. Isai Peimer, a former member of our Board of Directors, was a Managing Director at MedImmune Ventures, Inc. The address of MedImmune Ventures, Inc. is 1 MedImmune Way, Gaithersburg, Maryland 20878.

(5)

Based on Schedule 13G/A filed with the SEC on February 14, 2017, consists of 1,917,020 shares of common stock issuable upon conversion of convertible notes beneficially owned by Citadel Equity Fund Ltd. (“CEF”), Citadel Clearing LLC (“CCLC”) and Citadel Securities LLC (“Citadel Securities”). Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager of CEF.  Citadel Advisors Holdings II LP (“CAH2”) is the managing member of Citadel Advisors. CLP Holdings Six LLC (“CLP6”) is the portfolio manager of CCLC. CALC III LP if the non-member manager of Citadel Securities and CLP6.  Citadel GP LLC (“CGP”) is the general partner of CALC3 and CAH2.  Kenneth Griffin is the President and Chief Executive Officer of, and owns a controlling interest in, CGP. The address of the principal business office of Citadel is c/o Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)

Based on Schedule 13D/A filed with the SEC on February 10, 2017, consists of (a) 1,494,688 shares beneficially owned by Care Capital Investments III, L.P (“Investments III”) and (b) 24,959 shares beneficially owned by Care Capital Offshore Investments III, LP. (“Offshore III”). The voting and disposition of the shares held by Investments III and Offshore III is determined by the following managing members of their general partner, Care Capital III, LLC: A.N. “Jerry” Karabelas, Ph.D., a former member of our Board of Directors, Jan Leschly, Richard Markham and David R. Ramsay. The address of the Care Capital Entities is 47 Hull Street, Suite 310, Princeton, New Jersey 08540.

(7)

Based on Schedule 13G/A filed with the SEC on February 14, 2017, consists of (a) 421,498 shares of common stock beneficially owned by Biomedical Value Fund, L.P. (“BVF”) (the “BVF Shares”), (b) 607,500 shares of common stock beneficially owned by Biomedical Offshore Value Fund, Ltd. (“BOVF”) (the “BOVF Shares”) and (c) 471,002 shares of common stock beneficially owned by GEF-SMA, LP (“GEF-SMA”) (the “GEF-SMA Shares”). Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, BOVF and GEF-SMA, and by virtue of such status may be deemed to be the beneficial owner of the BVF Shares, BOVF Shares and GEF-SMA Shares. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of Great Point, and Mr. David Kroin, as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, BOVF Shares and GEF-SMA Shares, and therefore may be deemed to be the beneficial owner of the BVF Shares, BOVF Shares and GEF-SMA Shares. Great Point, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the BVF Shares, the BOVF Shares and the GEF-SMA Shares described above, except to the extent of their respective pecuniary interests. The address of Great Point is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(8)	Consists of (i) 62,765 shares of common stock and (ii) 402,674 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(9)	Consists of (i) 132,315 shares of common stock and (ii) 221,665 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(10)

Consists of (i) 111,568 shares of common stock and (ii) 211,769 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017. Dr. McVicar ceased being an executive officer on October 4, 2016.

(11)	Consists of (i) 5,138 shares of common stock and (ii) 53,908 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(12)	Consists of 16,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(13)	Consists of (i) 10,000 shares of common stock and (ii) 15,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(14)	Consists of (i) 101,489 shares of common stock and (ii) 37,017 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(15)	Consists of 18,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(16)	Consists of 19,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.
(17)	Consists of (i) 423,275 shares of common stock and (ii) 996,033 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 15, 2017.

Equity Compensation Plan Information

For information concerning securities authorized for issuance under our equity compensation plans, see “Item 11 – Equity Compensation Plan Information” of this Form 10-K.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2014, which includes our last three full fiscal years, to which we were a party or will be a party, in which:

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

Sales and Purchases of Securities

In December 2014, we sold subordinated convertible promissory notes, or the “2014 bridge notes”, in the aggregate original principal amount of $2.0 million to existing stockholders. As consideration for our issuance of the 2014 bridge notes, each investor paid us an amount equal to the original principal amount of the note issued to the investor. The 2014 bridge notes mature on June 30, 2015, accrue interest at the rate of 8% per annum and are subordinate to all other senior indebtedness of the Company. As of the date of this prospectus, the aggregate outstanding principal and accrued interest under the 2014 bridge notes is approximately $2.0 million. Upon the closing of our initial public offering, all outstanding principal and accrued interest of the 2014 bridge notes, automatically converted into common stock at the initial public offering price. The following table summarizes the participation in the 2014 bridge notes financing by any of our directors, executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons.

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

(1)

Devang V. Kantesaria, a former member of our Board of Directors, is a managing member of Devon Park Associates, LLC, of which Devon Park Bioventures, L.P., a former 5% shareholder, is an affiliated fund.

(2)	Martin Vogelbaum, a former member of our Board of Directors was a Partner at Rho, of which the Rho Venture Entities are affiliated funds.
(3)	A.N. “Jerry” Karabelas, a former member of our Board of Directors, is a managing member at Care Capital II, LLC and Care Capital III, LLC, of which the Care Capital Entities are affiliated funds.
(4)	Isai Peimer, a former member of our Board of Directors, was a Managing Director at MedImmune Ventures, Inc.
(5)

Ittai Harel, a former member of our Board of Directors, is a general partner with Pitango Venture Capital, of which the Pitango Venture Capital Fund Entities, former 5% shareholders, are affiliated funds.

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

The rights under each of the Investor Rights Agreement and the Stockholders Agreement terminated upon the closing of our initial public offering, other than certain registration rights for certain holders of our preferred stock.

Employment Agreements

We have employment agreements with our executive officers, which provide for certain salary, bonus, stock option and severance compensation.

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

Director Independence

Information about director independence is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

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

In 2014, we retained RSM US LLP (formerly McGladrey LLP) to provide audit services for the fiscal years ended December 31, 2014, 2013, and 2012, and for services in connection with our IPO which took place in February 2015. In the table below, audit fees reflect fees for audit services for the years ended December 31, 2016 and 2015. Audit-Related Fees for 2015 reflect fees from our IPO-related and Follow-On offering services performed in 2015. Audit-Related Fees for 2016 primarily reflect fees from services performed on our registration statement on Form S-3.

	2016	2015
Audit Fees	$162,950	$162,900
Audit-Related Fees	67,300	148,000
Tax Fees	36,000	—
All Other Fees	—	—
Total	$266,250	$310,900

PART IV

Item 15.	Exhibits, Financial Statements and Schedules
(a)	The following documents are filed as part of this report:

(1)Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, Commonwealth of Massachusetts, on March 16, 2017.

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

Name	Title	Date

/s/ David P. Southwell	President, Chief Executive Officer and Director	March 16, 2017
David P. Southwell	(Principal Executive Officer)

/s/ Dale Ritter	Vice President–Finance	March 16, 2017
Dale Ritter	(Principal Financial and Accounting Officer)

/s/ J. Martin Carroll	Director	March 16, 2017
J. Martin Carroll

/s/ Timothy Barberich	Director	March 16, 2017
Timothy Barberich

/s/ Carsten Boess	Director	March 16, 2017
Carsten Boess

/s/ Paul G. Howes	Director	March 16, 2017
Paul G. Howes

/s/ Patrick Machado	Director	March 16, 2017
Patrick Machado

/s/ Gary Phillips, M.D.	Director	March 16, 2017
Gary Phillips, M.D.

/s/ Richard N. Spivey, PharmD, PhD	Director	March 16, 2017
Richard N. Spivey, PharmD, PhD

Inotek Pharmaceuticals Corporation

Index to Financial Statements

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders

Inotek Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Inotek Pharmaceuticals Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inotek Pharmaceuticals Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts

March 16, 2017

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,798	$80,042
Short-term investments	96,675	31,238
Prepaid expenses and other current assets	1,876	1,086
Total current assets	128,349	112,366
Property and equipment, net	1,130	812
Other assets	168	143
Total assets	$129,647	$113,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,592	$1,633
Accrued expenses and other current liabilities	4,416	2,508
Accrued interest	1,204	—
Total current liabilities	7,212	4,141
2021 Convertible Notes, net of issuance costs	48,960	—
Other long-term liabilities	307	367
Total liabilities	56,479	4,508
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at December 31, 2016 and December 31, 2015; 26,986,318 shares and 26,423,394 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	270	264
Additional paid-in capital	311,829	304,583
Accumulated deficit	(238,877)	(196,023)
Accumulated other comprehensive loss	(54)	(11)
Total stockholders’ equity	73,168	108,813
Total liabilities and stockholders’ equity	$129,647	$113,321

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2016	2015
Operating expenses:
Research and development	$(31,985)	$(12,554)
General and administrative	(9,894)	(7,842)
Loss from operations	(41,879)	(20,396)
Interest expense	(1,418)	(1,230)
Interest income	443	89
Loss on extinguishment of debt	—	(4,399)
Change in fair value of warrant liabilities	—	267
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	480
Change in fair value of 2020 Convertible Notes derivative liability	—	(42,793)
Net loss	$(42,854)	$(67,982)
Net loss per share attributable to common stockholders—basic and diluted	$(1.60)	$(3.72)
Weighted-average number of shares outstanding—basic and diluted	26,735,175	18,311,333

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2016	2015
Net loss	$(42,854)	$(67,982)
Other comprehensive loss:
Net unrealized loss on marketable securities	(43)	(11)
Total comprehensive loss	$(42,897)	$(67,993)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series AA Redeemable Convertible Stock		Series X Redeemable Convertible Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Par value	Capital	Deficit	Loss	Total
Balances at December 31, 2014	24,057,013	$46,253	1,892,320	$548	1,020,088	$10	$76,472	$(128,041)	$—	$(51,559)
Stock-based compensation	—	—	—	—	—	—	2,380	—	—	2,380
Accretion of Series AA preferred stock to redemption value	—	131	—	—	—	—	(131)	—	—	(131)
Issuance of common stock upon initial public offering, net of $5,303 in offering costs	—	—	—	—	6,966,333	70	36,425	—	—	36,495
Conversion of Series AA preferred stock into common stock upon initial public offering	(24,057,013)	(46,384)	—	—	7,536,331	75	46,309	—	—	46,384
Conversion of Series X preferred stock into common stock upon initial public offering	—	—	(1,892,320)	(548)	466,319	5	543	—	—	548
Conversion of Convertible Bridge Notes into common stock upon initial public offering	—	—	—	—	337,932	3	2,024	—	—	2,027
Reclassification of fair value of warrant liability to equity upon initial public offering	—	—	—	—	—	—	215	—	—	215
Common stock issued pursuant to stock option plans	—	—	—	—	9,857	—	43	—	—	43
Common stock issued pursuant to employee stock purchase plan	—	—	—	—	13,143	—	63	—	—	63
Conversion of 2020 Convertible Notes into common stock	—	—	—	—	3,863,391	39	66,337	—	—	66,376
Issuance of common stock upon secondary public offering	—	—	—	—	6,210,000	62	73,903	—	—	73,965
Unrealized comprehensive loss on marketable securities	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	—	—	(67,982)	—	(67,982)
Balances at December 31, 2015	—	—	—	—	26,423,394	264	304,583	(196,023)	(11)	108,813
Stock-based compensation	—	—	—	—	—	—	2,909	—	—	2,909
Stock options exercised	—	—	—	—	54,310	1	190	—	—	191
Common stock issued pursuant to employee stock purchase plan	—	—	—	—	25,925	—	155	—	—	155
Issuance of common stock, net of $403 in offering costs	—	—	—	—	482,689	5	3,992	—	—	3,997
Unrealized comprehensive loss on marketable securities	—	—	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	—	—	(42,854)	—	(42,854)
Balances at December 31, 2016	—	$—	—	$—	26,986,318	$270	$311,829	$(238,877)	$(54)	$73,168

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(42,854)	$(67,982)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	222	1,132
Noncash rent expense	(60)	(20)
Loss on extinguishment of debt	—	4,239
Amortization of premium on marketable securities	225	75
Depreciation	169	45
Change in fair value of warrant liabilities	—	(267)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	(480)
Change in fair value of 2020 Convertible Notes derivative liability	—	42,793
Stock-based compensation	2,909	2,380
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(948)	(1,256)
Accounts payable	(41)	487
Accrued expenses and other current liabilities	3,112	1,438
Net cash used in operating activities	(37,266)	(17,416)
Cash flows from investing activities:
Purchases of short-term investments	(122,277)	(33,693)
Proceeds from the maturities of short-term investments	56,705	2,430
Purchase of property and equipment	(487)	(412)
Net cash used in investing activities	(66,059)	(31,675)
Cash flows from financing activities:
Proceeds from issuance of 2021 Convertible Notes	52,000	—
Payments of 2021 Convertible Notes issuance costs	(3,262)	—
Net proceeds from issuance of common stock in initial public offering	—	38,085
Proceeds from issuance of 2020 Convertible Notes in initial public offering	—	21,000
Payments of 2020 Convertible Notes issuance costs	—	(1,841)
Net proceeds from issuance of common stock	3,997	73,965
Proceeds from the issuance of common stock pursuant to stock option plan	191	43
Proceeds from the issuance of common stock pursuant to employee stock purchase plan	155	63
Principal payments on notes payable	—	(5,800)
Net cash provided by financing activities:	53,081	125,515
Net change in cash and cash equivalents	(50,244)	76,424
Cash and cash equivalents, beginning of period	80,042	3,618
Cash and cash equivalents, end of period	$29,798	$80,042
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$89
Supplemental disclosure of noncash investing and financing activities:
Acquisition of leasehold improvements	$—	$445
Conversion of Series AA preferred stock into common stock upon initial public offering	$—	$46,384
Conversion of Series X preferred stock into common stock upon initial public offering	$—	$548
Conversion of Convertible Bridge Notes into common stock upon initial public offering	$—	$2,027
Conversion of 2020 Convertible Notes into common stock	$—	$66,376
Accretion of Series AA preferred stock to redemption value	$—	$131
Reclassification of fair value of warrant liability to equity upon initial public offering	$—	$215
Reclassification of deferred public offering costs to stockholders’ equity	$—	$1,590
Reclassification of deferred public offering costs to other assets	$—	$256
Net unrealized loss on marketable securities	$43	$11

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization and Operations

Inotek Pharmaceuticals Corporation (the “Company”) is a clinical-stage biopharmaceutical company developing molecules with novel mechanisms of action to address significant diseases of the eye. The Company’s business strategy is to develop and progress its product candidates through human clinical trials. The Company’s headquarters are located in Lexington, Massachusetts.

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

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. During the year ended December 31, 2016, the Company sold 482,689 shares of common stock and received net proceeds of $3,997, pursuant to the ATM. At December 31, 2016, $45,599 was available for sale of common stock under the ATM.

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

Prior to this the Company has funded its operations primarily through the sale of preferred stock and issuance of convertible promissory notes and notes payable. As of December 31, 2016, the Company had an accumulated deficit of $238,877 and $126,473 of cash, cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Inotek Securities Corporation and Inotek Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from short-term investments as of December 31, 2016 and 2015.

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, certificates of deposit and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

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

Short-term investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the years ended December 31, 2016 and 2015. There was $43 and $11 of net unrealized losses on short-term investments for years ended December 31, 2016 and 2015, respectively.

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

Short-term investments at December 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$22,046	$—	$—	$22,046
Agency bonds	5,917	—	(4)	5,913
United States Treasury securities	68,766	1	(51)	68,716
	$96,729	$1	$(55)	$96,675

Short-term investments at December 31, 2015 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$16,160	$—	$—	$16,160
Agency bonds	10,036	—	(5)	10,031
United States Treasury securities	5,053	—	(6)	5,047
	$31,249	$—	$(11)	$31,238

At December 31, 2016 and 2015, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at December 31, 2016 and 2015.

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

Debt Issuance Costs—Debt issuance costs at December 31, 2016 consists of underwriting discounts and offering-related costs incurred by the Company in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on the Company’s consolidated balance sheet. The Company amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method. (See Note 5). Amortization of debt issuance costs was $222 for the year ended December 31, 2016.

Debt issuance costs incurred in connection with the Company’s notes payable, Convertible Bridge Notes and 2020 Convertible Notes were capitalized at the inception of the notes and amortized over the term of the respective notes using the effective interest rate method. At December 31, 2015 and 2016, the Company no longer carried the notes payable, Convertible Bridge Notes or 2020 Convertible Notes on its consolidated balance sheet (see Note 5). Amortization of deferred issuance costs was $0 and $107 for the years ended December 31, 2016 and 2015, respectively, and recorded as a component of interest expense in the accompanying consolidated statements of operations.

Deferred Public Offering Costs—Deferred public offering costs, which consist primarily of direct, incremental legal, accounting, Securities and Exchange Commission and NASDAQ Global Market fees relating to the IPO and issuance of the 2020 Convertible Notes, were capitalized as a component of other assets on the balance sheet as of December 31, 2014. At December 31, 2014, the Company had $1,846 of deferred public offering costs. In the year ended December 31, 2015, the Company incurred an additional $1,620 of public offering costs and allocated (i) $2,377 of the aggregate public offering costs to the IPO and $627 to the 2020 Convertible Notes offering, which were recorded as deferred financing costs and were amortized to interest expense from the issuance of the 2020 Convertible Notes, through the conversion of the 2020 Convertible Notes in July and August 2015; and (ii) $462 to the Follow-on Offering.

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

Stock-Based Compensation —The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors. The fair value of restricted stock awards is based on the intrinsic value of such awards on the date of grant. Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date the Company becomes obligated to issue shares of our common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments, warrant liabilities, convertible notes redemption rights derivative and 2020 Convertible Notes derivative liability (see Note 10). There were no material liability-classified warrants, derivatives or derivative liabilities outstanding in 2016.

Derivative Financial Instruments—All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the 2020 Convertible Notes and the Convertible Bridge Notes (see Notes 5, 7 and 10). There were no material derivative financial instruments outstanding in 2016.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

The following table sets forth the computation of basic and diluted EPS attributable to the Company’s common stockholders:

	For the Years Ended December 31,
	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(42,854)	$(67,982)
Accretion and dividends on convertible preferred stock	-	(131)
Net loss applicable to common stockholders	$(42,854)	$(68,113)
Denominator:
Weighted average common shares outstanding—basic and diluted	26,735,175	18,311,333
Net loss per share applicable to common stockholders—basic and diluted	$(1.60)	$(3.72)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the Years Ended December 31,
	2016	2015
Shares issuable upon conversion of the 2021 Convertible Notes	6,483,791	—
Warrants for common stock	56,408	56,408
Stock options	2,675,458	1,631,677
Restricted Stock Units	470,000	—
Total	9,685,657	1,688,085

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3. Property and Equipment

At December 31, 2016 and 2015, the Company’s property and equipment consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Office equipment	$407	$334
Computer hardware and software	263	252
Laboratory equipment	446	43
Leasehold improvements	445	445
Total	$1,561	$1,074
Less: accumulated depreciation	(431)	(262)
Property and equipment, net	$1,130	$812

During the years ended December 31, 2016 and 2015, the Company recognized $169 and $45  of depreciation expense, respectively.

4. Accrued Expenses and Other Current Liabilities

At December 31, 2016 and 2015, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Compensation and benefits	$2,171	$999
Research and development	1,148	375
Government payable	478	450
Professional fees	311	347
Other	308	337
Total	$4,416	$2,508

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

Upon the occurrence of a Fundamental Change, the occurrence of certain change of control transactions or delisting events (as defined in the Indenture), each Holder may require the Company to repurchase for cash all or any portion of the 2021 Convertible Notes held by such Holder at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default.  As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of December 31, 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. As of December 31, 2016, the stated interest rate, was 5.75%, and the effective interest rate was 7.3%. Interest expense related to the 2021 Convertible Notes for the year ended December 31, 2016, was $1,418, including $222 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of December 31, 2016:

December 31, 2016
(in thousands)
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	222
Carrying value	$48,960

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

The Company determined that the conversion option, interest make-whole payments and the additional interest were embedded derivatives that required bifurcation and separate accounting under FASB ASC 815. Based on the characteristics of the (i) conversion option including make-whole provision, (ii) the additional interest, and (iii) the 2020 Convertible Notes, the Company estimated the fair value of the conversion option including the interest make-whole provision and the additional interest using the “with” and “without” method. Using this methodology, the Company first valued the 2020 Convertible Notes with the conversion option including make-whole provision but excluding the additional interest (the “with” scenario) and subsequently valued the 2020 Convertible Notes without the conversion option including make-whole provision and excluding the additional interest (the “without” scenario). The difference between the fair values of the 2020 Convertible Notes in the “with” and “without” scenarios was the concluded fair value of the conversion option including make-whole provision as of the measurement date. The Company developed an estimate of fair value for the 2020 Convertible Notes excluding the additional interest using a binomial lattice model. The Company modeled the decision to convert or hold by considering the maximum of the conversion or hold value at every node of the lattice in which the 2020 Convertible Notes were convertible and choosing the action that would maximize the return to the 2020 Convertible Notes’ holders. The significant assumptions used in the binomial model were: the market yield and the expected volatility.

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

Pursuant to the IPO in February 2015, the Convertible Bridge Notes were converted into 337,932 shares of common stock based upon the IPO common share offering price of $6.00 per share. During the year ended December 31, 2015, the Company reflected as interest expense related to the Convertible Bridge Notes (i) $23 related to the 8% coupon rate and (ii) $128 of amortization of the initial fair value of the redemption rights derivative and issuance costs. In connection with the conversion of the Convertible Bridge Notes into common stock, the Company recorded a (i) a $480 gain in change in fair value of the of the Convertible Bridge Notes redemption rights derivative from the write off of the derivative and (ii) a loss on extinguishment of debt of $360 from the acceleration of the unamortized balance of the debt discount and issuance costs.

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

For the year ended December 31, 2015, interest expense related to the Loan Agreements was $115, including $26 related to accretion of the debt discount and termination payment. Additionally, in the year ended December 31, 2015, the Company recorded a charge for loss on extinguishment of debt of $323 related to the write-off of the unamortized debt discount.

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

6. Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2016 and 2015, as the Company incurred operating losses for each of these years.

The following table reconciles the statutory rate to the effective tax rates for each of the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Computed at statutory rate	34.00%	34.00%
State income taxes	4.76	1.20
Expiration of capital loss carryforward	—	(2.13)
Tax credits	3.38	0.73
Other	(1.74)	(3.35)
Change in value of convertible notes derivatives and warrant liabilities	—	(21.16)
Valuation allowance	(40.40)	(9.29)
	—%	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(in thousands)
Net operating loss (“NOL”) and credit carryforwards	$43,765	$35,858
Capitalized research and development costs	22,775	14,406
Other	1,963	927
Valuation allowance	(68,503)	(51,191)
	$—	$—

As required by ASC 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that the Company has incurred tax losses from inception, management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2016 and 2015. The Company has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2016 and 2015, the valuation allowance changed by $17,312 and $6,313, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

As of December 31, 2016, the Company had federal NOL carryforwards for income tax purposes of $105,336 that expire at various dates through 2036, and state NOL carryforwards of $62,653 that expire at various dates through 2036, available to reduce future federal and state income taxes, if any. As of December 31, 2016, the Company had federal research and development tax credits of $4,654, and state research and development tax credits of $717. If substantial changes in the Company’s ownership should occur, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), there could be annual limitations on the amount of loss carryforwards which can be realized in future periods. The Company has determined that it has experienced prior ownership changes occurring in 2005, 2007 and 2015. The pre-change NOLs, although subject to an annual limitation, can be utilized in future years as well as any post change NOLs, provided that sufficient income is generated and no future ownership changes occur that may limit the Company’s NOLs.

As of December 31, 2016 and 2015, the Company’s total unrecognized tax benefits totaled $488 and $333, respectively, which if recognized would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company files income tax returns in the U.S. federal and Massachusetts tax jurisdictions. Starting in tax year 2016, the Company will file tax returns in the New Jersey tax jurisdiction. Tax years 2013 through 2016 remain open to examination by the tax jurisdictions in which the Company is subject to tax. Since the Company is in a loss carryforward position, the Internal Revenue Service (“IRS”) and state taxing authorities are permitted to audit the earlier tax years and propose adjustments up to the amount of the NOLs generated. The Company is not currently under examination by the IRS or any other jurisdiction for any tax years.

The change in unrecognized tax benefits for each of the years ended December 31, 2016 and 2015 is as follows:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Balance at January 1,	$333	$284
Additions for prior year tax positions	6	—
Additions for current year tax positions	149	49
	$488	$333

The Company does not expect significant changes in its unrecognized tax benefits over the next twelve months.

7. Equity

Authorized Shares

As of December 31, 2016, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board. There were 26,986,318 and 26,423,394 shares of common stock outstanding at December 31, 2016 and 2015, respectively.

Preferred Stock

The Company has evaluated the tranched nature of its Preferred Stock offerings described below, its investor registration rights, as well as the rights, preferences and privileges of each series of Preferred Stock and concluded that there were no freestanding derivative instruments or any embedded derivatives requiring bifurcation. Additionally, the Company assessed the conversion terms associated with its Preferred Stock and concluded that there were no beneficial conversion features. As of December 31, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

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

Series X Redeemable Convertible Preferred Stock

In June 2010, the Company sold 2,451,184 shares of Series X redeemable convertible preferred stock (“Series X preferred stock”) to employees and consultants to the Company at a purchase price of $0.001 per share, subject to stock purchase and restriction agreements, which included repurchase rights by the Company.

Two employees that purchased Series X preferred stock were terminated by the Company in May 2013. Upon termination, the Company repurchased an aggregate of 558,864 shares of Series X preferred stock and modified the vesting terms on the remaining 558,862 shares of Series X preferred stock held by these employees such that the Company’s repurchase rights would expire upon consummation of an IPO of its common stock occurring prior to June 30, 2015. The Company estimated the fair value of the modified award at the modification date to be $950 and recognized this amount as stock-based compensation expense in 2015 as a result of the Company’s February 2015 IPO.

The following table is a rollforward of unvested Series X preferred stock shares:

Unvested—December 31, 2014	558,862
Vested	(558,862)
Repurchased	—
Unvested—December 31, 2015	—

Due to the redemption feature of the Series X preferred stock, the Company classified the Series X preferred stock as temporary equity in the mezzanine section of the balance sheet at December 31, 2014. Pursuant to the IPO, all Series X preferred stock became vested and converted into common stock. Pursuant to these conversions, the $548 carrying value of the Series X preferred stock at the time of the IPO was reclassified as $5 to common stock par value and $543 additional paid-in capital.

8. Stock Plans

The Company has granted common stock options pursuant to the 2004 and 2014 Plans (as defined below) at an exercise price that is not less than the fair market value of the Company’s stock as determined by the board of directors, with input from management. Prior to the Company’s IPO, the board of directors had determined the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including external market conditions, rights and preferences of securities senior to the common stock at the time of each grant, the likelihood of achieving a liquidity event such as an IPO or the sale of the Company, and third party valuations. For stock option grants prior to the IPO, the computation of expected volatility was based on the historical volatilities of peer companies. The peer companies include organizations that are in the same industry, with similar size and stage of growth. The Company estimates that the expected life of the options granted using the simplified method allowable under Staff Accounting Bulletin No. 107, Share Based Payments. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post vesting termination behavior among its employee population. The interest rate for grants pursuant to the 2004 and 2014 Plans are based on the U.S. treasury bills rate for U.S. treasury bills with terms commensurate with the expected term of the option grants on the grant date of the option.

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

The following table summarizes the option activity for each of the years ended December 31, 2016 and 2015 under the 2004 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2014	10,958	$40.58
Exercised	—	$—
Expired	(41)	$40.58
Outstanding as of December 31, 2015	10,917	$40.58
Exercised	—	$—
Expired	—	$—
Cancelled	(291)	$40.58
Outstanding as of December 31, 2016	10,626	$40.58	$—
Vested and exercisable as of December 31, 2016	10,626	$40.58	$—
Weighted-average years remaining on contractual life	1.25
Unrecognized compensation cost related to non-vested stock options	$—

The Company recorded no stock compensation expense in the years ended December 31, 2016 and 2015 relating to stock options granted pursuant to the 2004 Plan. At December 31, 2016, all 2004 Plan options were fully vested and there was no unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2004 Plan. Options outstanding as of December 31, 2016 had no intrinsic value, as the option price exceeded the fair value of the underlying shares.

2014 Stock Option and Incentive Plan

In August 2014, the Company’s board of directors adopted the 2014 Stock Option and Incentive Plan (the “2014 Plan”) for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2017 an additional 1,079,453 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2016. There were 3,034 shares available for issuance under the 2014 Plan as of December 31, 2016. The 2014 Plan expires in August 2024.

For the year ended December 31, 2016, the Company recorded aggregate stock-based compensation expense of $2,843 for stock options under the 2014 Plan: $1,521 in general and administrative expense and $1,322 in research and development expense. For the year ended December 31, 2015, the Company recorded aggregate stock-based compensation expense of $1,389 for stock options under the 2014 Plan: $795 in general and administrative expense and $594 in research and development expense.

During the year ended December 31, 2016, the board of directors granted a total of 1,156,500 ten-year term stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 76.9% to 82.4%, a risk free rate of 1.20% to 2.08%, and a dividend yield of 0%. The Company will recognize $5,950 (net of any forfeitures) of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

During 2015, the Board of Directors granted a total of 730,500 ten-year term stock options to employees and directors of the Company. The fair value of each stock option granted was estimated on the grant date using a Black-Scholes stock option pricing model based on the following assumptions: an expected term of 5.31 to 6.08 years; expected stock price volatility of 80.9% to 101.1%, a risk free rate of 1.55% to 1.85%, and a dividend yield of 0%. The Company will recognize $3,209 (net of any forfeitures) of stock-based compensation expense for these stock options on a straight-line basis commencing upon the grant dates through the final vesting dates.

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

The following table summarizes the option activity for each of the years ended December 31, 2016 and 2015 under the 2014 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2014	900,117	$4.34
Granted	730,500	$5.69
Exercised	(9,857)	$4.34
Cancelled	—	$—
Outstanding as of December 31, 2015	1,620,760	$4.95
Granted	1,156,500	$7.77
Exercised	(84,428)	$4.71
Cancelled	(28,000)	$6.79
Outstanding as of December 31, 2016	2,664,832	$6.16	$2,064
Vested and exercisable as of December 31, 2016	820,884	$4.97	$930
Weighted-average years remaining on contractual life	8.59
Unrecognized compensation cost related to non-vested stock options	$7,692

The weighted-average fair value of all stock options granted for the years ending December 31, 2016 and 2015 was $5.23 and $4.39, respectively. Intrinsic value at December 31, 2016 and 2015 is based on the closing price of the Company’s common stock of $6.10 and $11.33 per share, respectively. As of December 31, 2016, all options granted are expected to vest.

In 2016, 30,118 shares of the 84,428 total options exercised were surrendered to the Company pursuant to a net exercise right.

In December 2016, the board granted to certain executive officers an aggregate of 470,000 Restricted Stock Units (“RSU’s”) pursuant to the 2014 Plan. Each restricted stock unit represents a contingent right to receive one share of Company common stock. Vesting for these RSU’s was based equally on the achievement of two performance-based conditions, subject to continued service through such achievement dates. The intrinsic fair value of these RSU’s as of the date of grant was $3,055 and no stock-based compensation expense was recorded in 2016 as the Company determined that the vesting conditions were not probable of occurring. As of December 31, 2016, there were 470,000 RSU’s outstanding and an aggregate of 3,134,832 RSU’s and stock options for shares of Company common stock pursuant to the 2014 Plan. In January 2017, these RSU’s were modified such that instead of vesting based on the achievement of certain performance-based conditions, they will vest in equal annual installments over four years from the December 2016 date of grant, subject to continued service through such dates.

In January 2017, an additional 916,000 RSU’s were granted to employees of the Company. These RSU’s will vest at various times over the four years following the date of grant.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2017, 31,555 shares were added to the ESPP. As of December 31, 2016, there were 238,308 shares available for issuance under the ESPP.

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

In 2015, $63 was withheld and used to purchase 13,143 shares of common stock and the Company recorded $41 of stock-based compensation expense pursuant to the ESPP. In 2016, $155 was withheld and used to purchase 25,925 shares of common stock and the Company recorded $66 of stock-based compensation expense pursuant to the ESPP.

9. Commitments and Contingencies

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

In February 2016, the Company signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). The Company occupied the additional space on July 1, 2016. The terms of the Lease Amendment follow the terms of the Office Lease. The lease term is 90 months and the Company has the right to extend the term for one period of five years. Annual lease rates vary from $25 per square foot in the first year of the lease to $30.50 per square foot in the last year of the lease.

Rent expense was $275 and $143 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the remaining aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	(in thousands)
2017	$402
2018	411
2019	421
2020	429
2021	439
Thereafter	520
Total	$2,622

Termination of Chief Scientific Officer

In October 2016, the Company entered into a Transition Agreement with its former Chief Scientific Officer, William K. McVicar, Ph.D. (the “Transition Agreement”). Pursuant to the terms of the Transition Agreement, Dr. McVicar will remain an employee of the Company as a Senior Advisor for a six-month period ending April 4, 2017 (the “Transition Period”) and for twelve months thereafter will receive his salary and medical benefits at the same rate in effect as of the date of the Transition Agreement. The Company recorded a charge in research and development expense of approximately $0.9 million in 2016 related to the Transition Agreement, including approximately $0.2 million related to stock options expected to vest during the Transition Period.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market mutual funds (included in cash and cash equivalents)	$20,698	$20,698	$—	$—

Certificates of deposit	$22,046	$—	$22,046	$—
Agency bonds	5,913	—	5,913	—
United States Treasury securities	68,716	68,716	—	—
Short-term investments	$96,675	$68,716	$27,959	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificates of deposit	$16,160	$—	$16,160	$—
Agency bonds	10,031	—	10,031	—
United States Treasury securities	5,047	5,047	—	—
Short-term investments	$31,238	$5,047	$26,191	$—

Money market mutual funds

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

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

Convertible preferred stock warrant liability

As previously discussed (see Notes 5 and 7), the Company issued warrants to purchase Series AA preferred stock in connection with the 2013 Series AA preferred stock issuance, which were exercised in full in 2014, and Loan Agreements.

The following table details the assumptions used in the Black-Scholes option pricing model used to estimate the fair value of the Series AA preferred stock warrants as of February 17, 2015, the date upon which the Series AA preferred stock warrants became exercisable for common stock:

February 17,
2015
Volatility	60%
Expected term (years)	8.4
Expected dividend yield	0.0%
Risk-free rate	1.7%

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

During the periods presented, the Company did not change the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during any of the years presented.

The following table reflects the change in the Company’s Level 3 liabilities for the year ended December 31, 2015:

	Convertible preferred stock warrant liabilities	Convertible Bridge Notes redemption rights derivative	2020 Convertible Notes derivative liability
	(in thousands)
Balance at December 31, 2014	$482	$480	$—
Issuance of 2020 Convertible Notes	—	—	12,423
Change in fair value	(267)	(480)	42,793
Reclassification to stockholders’ equity	(215)	—	—
Conversion to common stock	—	—	(55,216)
Balance at December 31, 2015	$—	$—	$—

11. Benefit Plans

Retirement Plan

The Company sponsors a 401(k) savings plan (the “Savings Plan”) for all eligible U.S. employees. The Company reserves the right to modify, amend, or terminate the Savings Plan. Employees may contribute up to the maximum allowed by the IRS, while the Company contributes to the plan at the discretion of the board of directors. The Company’s contributions to the plan for the years ended December 31, 2016 and 2015 were $168 and $35, respectively.

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

12. Subsequent Event

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company, David Southwell, Rudolf Baumgartner, Dale Ritter, and William McVicar, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our MATrX-1 phase 3 clinical trial of trabodenoson. The lawsuit seeks among other things, unspecified compensatory damages, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief. The Company intends to vigorously defend itself  against this claim.

Exhibit Index

Exhibit Number	Description of Exhibit

1.1	Underwriting Agreement, dated as of August 1, 2016, between Inotek Pharmaceuticals Corporation and Cowen and Company, LLC (7)

3.1	Seventh Amended and Restated Certificate of Incorporation of Inotek Pharmaceuticals Corporation, effective as of February 23, 2015 (1)

3.2	Amended and Restated By-Laws of Inotek Pharmaceuticals Corporation, effective as of February 17, 2015 (1)

4.1	Form of Common Stock Certificate of Inotek Pharmaceuticals Corporation (1)

4.2	Third Amended and Restated Investor Rights Agreement, dated as of June 9, 2010, by and among the Registrant and each of the parties listed on Schedule A thereto (2)

4.3	Indenture between Inotek Pharmaceuticals Corporation, and Wilmington Trust, National Association, as the trustee, relating to the 5.0% Convertible Senior Notes due 2020 (3)

4.4	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (8)

4.5	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (8)

4.6	Form of 5.75% Convertible Senior Note due 2021 (8)

10.1	2004 Stock Option and Incentive Plan (2)

10.2	2014 Stock Option and Incentive Plan and forms of agreements thereunder, as amended (1)

10.3	Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (2)

10.4	Letter Agreement, dated as of May 2, 2007, by and between the Registrant and Dr. Rudolf A. Baumgartner, M.D., as amended and currently in effect (2)

10.5	Letter Agreement, dated as of August 23, 2007, by and between the Registrant and Dr. William K. McVicar, Ph.D., as amended and currently in effect (2)

10.6	Transition Agreement, dated as of October 4, 2016, by and between Inotek Pharmaceuticals Corporation and Dr. William K. McVicar, Ph.D., (9)

10.7	Letter Agreement, dated as of August 28, 2014, by and between the Registrant and Dale Ritter (2)

10.8	Inotek Pharmaceuticals Corporation 2014 Employee Stock Purchase Plan, dated as of November 18, 2014 (1)

10.9.1	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (2)

10.9.2	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (2)

10.10.1	Lease, dated as of May 29, 2015, by and between the Registrant and 91 Hartwell Avenue Trust, as amended and currently in effect (4)

10.10.2	First Amendment to Lease, dated as of February 24, 2016, by and between the Registrant and 91 Hartwell Avenue Trust (5)

10.11	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and among the Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (1)

10.12	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and among the Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (1)

10.13	Sales Agreement, dated as of April 4, 2016, by and between Inotek Pharmaceuticals Corporation and Cowen and Company, LLC (6)

1 21.1*	List of Subsidiaries

1 23.1*	Consent of RSM US LLP

Exhibit Number	Description of Exhibit

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, 2015, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 1, 2015, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (333-210585), filed with the SEC on April 4, 2016, as amended, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 3, 2016, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (001-36829), filed with the SEC on November 9, 2016, as amended, and incorporated herein by reference.