Form 10-Q
period 2017-03-31
INOTEK PHARMACEUTICALS CORP
filed 2017-05-10
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, there were 26,986,318 shares of common stock, $0.01 par value per share, outstanding.

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
•

the success, timing and cost of our current Phase 3 program for trabodenoson as a monotherapy and planned Phase 3 and other clinical trials and Phase 2 clinical trial for our fixed-dose combination product candidate, including statements regarding the timing of initiation and completion of the trials;

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

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$25,273	$29,798
Short-term investments	89,432	96,675
Prepaid expenses and other current assets	1,928	1,876
Total current assets	116,633	128,349
Property and equipment, net	1,122	1,130
Other assets	168	168
Total assets	$117,923	$129,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,902	$1,592
Accrued expenses and other current liabilities	2,886	4,416
Accrued interest	480	1,204
Total current liabilities	5,268	7,212
2021 Convertible Notes, net of issuance costs	49,099	48,960
Other long-term liabilities	292	307
Total liabilities	54,659	56,479

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at March 31, 2017 and December 31, 2016; 26,986,318 shares issued and outstanding at March 31, 2017 and December 31, 2016	270	270
Additional paid-in capital	312,613	311,829
Accumulated deficit	(249,547)	(238,877)
Accumulated other comprehensive loss	(72)	(54)
Total stockholders’ equity	63,264	73,168
Total liabilities and stockholders’ equity	$117,923	$129,647

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$(7,097)	$(7,615)
General and administrative	(2,869)	(2,522)
Loss from operations	(9,966)	(10,137)

Interest expense	(876)	—
Interest income	172	69
Net loss	$(10,670)	$(10,068)

Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.38)

Weighted-average number of shares outstanding—basic and diluted	26,986,318	26,423,394

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(10,670)	$(10,068)
Other comprehensive income:
Net unrealized income (loss) on marketable securities	(18)	11
Total comprehensive loss	$(10,688)	$(10,057)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,670)	$(10,068)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	139	—
Noncash rent expense	(15)	(16)
Amortization of premium on marketable securities	71	43
Depreciation	61	37
Stock-based compensation	784	486
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(45)	52
Accounts payable	310	(257)
Accrued expenses and other current liabilities	(2,254)	730
Net cash used in operating activities	(11,619)	(8,993)

Cash flows from investing activities:
Purchases of short-term investments	(12,722)	(24,161)
Proceeds from the maturities of short-term investments	19,869	11,833
Purchases of property and equipment	(53)	(15)
Net cash provided by (used in) investing activities	7,094	(12,343)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(4,525)	(21,336)
Cash and cash equivalents, beginning of period	29,798	80,042
Cash and cash equivalents, end of period	$25,273	$58,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,462	$—

Supplemental disclosure of noncash investing and financing activities:
Net unrealized gain (loss) on marketable securities	$(18)	$11

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

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. The Company did not sell any shares of common stock pursuant to the ATM during the three months ended March 31, 2017. At March 31, 2017, $45,599 was available for sale of common stock under the ATM. Additionally, in 2016 the Company issued $52,000 aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to its Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98,000 as of March 31, 2017.

As of March 31, 2017, the Company had an accumulated deficit of $249,547 and $114,705 of cash and cash equivalents and short-term investments.

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

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Inotek Securities Corporation and Inotek Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of stock options used for the calculation of stock-based compensation and calculation of accruals related to research and clinical development.

Comprehensive loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from short-term investments as of March 31, 2017 and December 31, 2016.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three months ended March 31, 2017 and 2016. There was $18 of net unrealized losses on short-term investments for the three months ended March 31, 2017. There was $11 of net unrealized gains on short-term investments for the three months ended March 31, 2016.

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

Short-term investments at March 31, 2017 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$22,313	$—	$—	$22,313
Agency bonds	5,912	—	(6)	5,906
United States Treasury securities	61,279	—	(66)	61,213
	$89,504	$—	$(72)	$89,432

Short-term investments at December 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$22,046	$—	$—	$22,046
Agency bonds	5,917	—	(4)	5,913
United States Treasury securities	68,766	1	(51)	68,716
	$96,729	$1	$(55)	$96,675

At March 31, 2017 and December 31, 2016, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at March 31, 2017 and December 31, 2016.

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

Debt Issuance Costs—Debt issuance costs consist of underwriting discounts and offering-related costs incurred by the Company in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on the Company’s consolidated balance sheets. The Company amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method. (See Note 5). Amortization of debt issuance costs was $139 in the three months ended March 31, 2017.

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

Stock-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. The fair value of restricted stock awards is based on the intrinsic value of such awards on the date of grant. Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date the Company becomes obligated to issue shares of our common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

The Company accounts for stock options issued to non-employees in accordance with the provisions of FASB ASC 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and measuring such stock options at their current fair value as they vest.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments.

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

The following table sets forth the computation of basic and diluted EPS attributable to the Company’s common stockholders:

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net loss applicable to common stockholders	$(10,670)	$(10,068)

Denominator:
Weighted average common shares outstanding - basic and diluted	26,986,318	26,423,394
Net loss per share applicable to common stockholders - basic and diluted	$(0.40)	$(0.38)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Shares issuable upon conversion of the 2021 Convertible Notes	6,483,791	—
Warrants exerciseable for common stock	56,408	56,408
Stock options	2,571,819	2,400,177
Restricted Stock Units	1,341,000	—
Total	10,453,018	2,456,585

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements—In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted this standard on January 1, 2017.

The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company applied a 0% forfeiture rate to share-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, the Company’s accounting policy is to recognize forfeitures as they occur. The update also requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled. Finally, the update allows the Company to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets.

3. Property and Equipment

At March 31, 2017 and December 31, 2016, the Company’s property and equipment consisted of the following:

	Useful lives	March 31, 2017	December 31, 2016
Office equipment	5 years	$357	$407
Computer hardware and software	3 - 7 years	96	263
Laboratory equipment	5 years	499	446
Leasehold improvements	7 years	445	445
Total		1,397	1,561
Less: accumulated depreciation		(275)	(431)
Property and equipment, net		$1,122	$1,130

During the three months ended March 31, 2017, the Company recognized $61 of depreciation expense and wrote off $217 of fully depreciated net assets. During the three months ended March 31, 2016, the Company recognized $37 of depreciation expense.

4. Accrued Expenses and Other Current Liabilities

At March 31, 2017 and December 31, 2016, the Company’s accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Compensation and benefits	$1,216	$2,171
Research and development	558	1,148
Government payable	485	478
Professional fees	231	311
Other	396	308
Total	$2,886	$4,416

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant as of March 31, 2017 and December 31, 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. As of March 31, 2017, the stated interest rate was 5.75%, and the effective interest rate was 7.3%. Interest expense related to the 2021 Convertible Notes for the three months ended March 31, 2017, was $876, including $139 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of March 31, 2017:

March 31, 2017
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	361
Carrying value	$49,099

6. Equity

Authorized Shares

As of March 31, 2017, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Company’s board of directors. At March 31, 2017 and December 31, 2016, there were 26,986,318 shares of common stock outstanding.

Equity Plans

The Company maintains three equity compensation plans: the 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2014 Employee Stock Purchase Plan (“ESPP”).

2014 Stock Option and Incentive Plan

The 2014 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2017 an additional 1,079,453 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2016. There were 315,028 shares available for issuance under the 2014 Plan as of March 31, 2017. The 2014 Plan expires in August 2024.

In December 2016, the board granted to certain executive officers an aggregate of 470,000 RSU’s pursuant to the 2014 Plan. Each restricted stock unit represents a contingent right to receive one share of Company common stock. Vesting for these RSU’s was based equally on the achievement of two performance-based conditions, subject to continued service through such achievement dates. The intrinsic fair value of these RSU’s as of the date of grant was $3,055 and no stock-based compensation expense was recorded in 2016 as the Company determined that the vesting conditions were not probable of occurring. In January 2017, these RSU’s were modified such that instead of vesting based on the achievement of certain performance-based conditions, they will vest in equal annual installments over four years from the December 2016 date of grant, subject to continued service through such dates. This change in vesting criteria was accounted for as a modification under ASC 718 whereby the Company will recognize the $717 fair value of the grants as of the date of modification over the vesting term.

The following table summarizes stock option activity under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,664,832	$6.16
Granted	—
Exercised	—
Cancelled	(103,542)	$7.49
Outstanding at March 31, 2017	2,561,290	$6.11	$—

Exercisable at March 31, 2017	1,146,966	$5.51	$—
Weighted-average years remaining on contractual life	8.24
Unrecognized compensation cost related to non-vested stock options	$7,170

 The exercise prices exceed the $2.00 per share closing price of common stock on March 31, 2017, therefore there is no intrinsic value of the outstanding 2014 Plan stock options.

The following table summarizes RSU activity under the 2014 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	470,000	$6.50
Granted	931,000	$1.60
Vested	—
Cancelled	(60,000)	$1.70
Outstanding at March 31, 2017	1,341,000	$1.57

The weighted average grant date fair value per share of outstanding RSU’s as of March 31, 2017 reflects the $1.53 per share fair value of the modified RSU’s as of the date of modification.

2004 Stock Option and Incentive Plan

The following table summarizes stock option activity under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,626	$40.58
Exercised	—
Expired	(97)	$40.58
Cancelled	—
Outstanding at March 31, 2017	10,529	$40.58	$—

Exercisable at March 31, 2017	10,529	$40.58	$—
Weighted-average years remaining on contractual life	1.01
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $2.00 per share closing price of common stock on March 31, 2017, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2017, 31,555 shares were added to the ESPP. As of March 31, 2017, there were 269,863 shares available for issuance under the ESPP. The Company recorded $18 and $20 of stock-based compensation expense pursuant to the ESPP during the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

Stock-based compensation expense for options, restricted stock units (“RSU’s”) and the ESPP is reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$303	$209
General and administrative	481	277
Total	$784	$486

7. Commitments and Contingencies

Operating lease

In 2015, the Company entered into a lease agreement (the “Office Lease”) for its headquarters in Lexington, Massachusetts. The Company recorded $445 as leasehold improvements for costs incurred to build out the space, and is amortizing those costs to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on the Company’s consolidated balance sheets.

In 2016, the Company signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). The terms of the Lease Amendment follow the terms of the Office Lease. The lease term is 90 months and the Company has the right to extend the term for one period of five years.

Rent expense was $84 and $62 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2017	$302
2018	411
2019	421
2020	429
2021	439
Thereafter	520
Total	$2,522

Securities Litigation

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

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short-term investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$13,090	$13,090	$—	$—

Certificates of deposit	$22,313	$—	$22,313	$—
Agency bonds	5,906	—	5,906	—
United States Treasury securities	61,213	61,213	—	—
Short-term investments	$89,432	$61,213	$28,219	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$20,698	$20,698	$—	$—

Certificates of deposit	$22,046	$—	$22,046	$—
Agency bonds	5,913	—	5,913	—
United States Treasury securities	68,716	68,716	—	—
Short-term investments	$96,675	$68,716	$27,959	$—

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

On January 3, 3017, we announced top-line results of MATrX-1, the first pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. The trial did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. MATrX-1 did achieve several clinically meaningful secondary endpoints - the 6% dose was significant versus placebo in the daily IOP change from diurnal baseline at all days tested. Additionally, an analysis of responders (subjects with IOP reduction of 5mmHg or greater from baseline) indicated a statistically higher proportion of responders in the 6% trabodenoson group than the placebo group at all visits. There were no significant safety or tolerability events reported. The safety profile of trabodenoson was comparable to placebo and there was minimal drug related hyperemia. The U.S. Food and Drug Administration (the “FDA”) has communicated to us their agreement with these results.

In July 2016, we announced the initiation of a Phase 2 dose-ranging trial of a fixed-dose combination (“FDC”) of trabodenoson and latanoprost. The trial will enroll approximately 200 patients with an IOP greater than or equal to 25 mmHg and less than or equal to 34 mmHg; which represents the patients most likely to receive treatment for glaucoma or ocular hypertension. In April 2017, we announced the completion of active enrollment for this trial. Data from this trial is expected in July 2017.

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. We did not sell any shares of common stock pursuant to the ATM during the three months ended March 31, 2017. At March 31, 2017, $45.6 million was available for sale of common stock under the ATM. Additionally, in 2016 we issued $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to our Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98.0 million as of March 31, 2017.

As of March 31, 2017, we had an accumulated deficit of $249.5 million and cash and cash equivalents and short-term investments aggregating $114.7 million. We estimate we have sufficient funding to sustain operations into 2019. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

The review of MATrX-1 data is ongoing and results from our ongoing Phase 2 trial with our FDC product candidate are expected in July 2017. We are also analyzing trabodenoson’s utility beyond the lowering of eye pressure, including its neuroprotective activity in the back of the eye. Additionally, we are evaluating the potential for selective adenosine mimetics to address optic neuropathies and other degenerative retinal diseases and to improve the patho-physiology associated with dry eye disease. We do not expect our aggregate research and development expenses to increase in 2017 over 2016. If we successfully develop and launch trabodenoson as a monotherapy or any other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

We will need to obtain additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any potential future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so. As a result, we expect to incur significant expenses and operating losses for the foreseeable future.

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

The following table summarizes our research and development expenses by type of activity for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Trabodenoson - direct clinical and non-clinical	$4,630	$5,823
Personnel and other expenses
Employee and consultant-related expenses	1,769	1,561
Facility expenses	154	124
Target validation expenses	487	-
Other expenses	57	107
Total personnel and other expenses	2,467	1,792
Total research and development expenses	$7,097	$7,615

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $79 million for external development costs related to trabodenoson from inception through March 31, 2017.

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

Interest Expense

Interest expense in 2017 relates to our 2021 Convertible Notes which are due in August 2021.

Interest Income

Interest income relates to interest earned from invested funds.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(7,097)	$(7,615)	$(518)
General and administrative	(2,869)	(2,522)	347
Loss from operations	$(9,966)	$(10,137)	$(171)

Interest expense	(876)	-	876
Interest income	172	69	(103)
Net loss	$(10,670)	$(10,068)	$602

Research and development expenses

Research and development expenses decreased $0.5 million to $7.1 million for the three months ended March 31, 2017, as compared to $7.6 million for the three months ended March 31, 2016. This decrease primarily reflects $3.1 million of decreased clinical expenses related to the completion of our Phase 3 trial, MATrX-1, in January of 2017, partially offset by $1.7 million of increased clinical expenses related to our Phase 2 trial with our FDC product candidate that commenced in October 2016. In addition, we had $0.6 million of increased preclinical activities and $0.2 million of increased employee-related expenses due to increased headcount and additional stock option grants.

General and administrative expenses

General and administrative expenses increased $0.4 million to $2.9 million for the three months ended March 31, 2017, as compared to $2.5 million for the three months ended March 31, 2016. This increase primarily reflects $0.2 million related to increased employee-related expenses due to increased headcount and additional stock option grants.

Interest expense

Interest expense in 2017 relates to coupon interest and amortization of debt issuance costs related to our 2021 Convertible Notes which are due in August 2021.

Interest income

Interest income increased $0.1 million to $0.2 million for the three months ended March 31, 2017, as compared to $0.1 million for the three months ended March 31, 2016. This increase primarily reflects higher weighted average invested balances and interest rates.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $10.7 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $249.5 million and $114.7 million of cash and cash equivalents and short-term investments. We are obligated to pay approximately $1.5 million of interest on the 2021 Convertible Notes on each February 1 and August 1 of 2017 through 2021, and on August 1, 2021 the full outstanding principal, currently $52.0 million, is due and payable.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(11,619)	$(8,993)
Cash provided by (used in) investing activities	7,094	(12,343)
Cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$(4,525)	$(21,336)

Net cash used in operating activities

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2017 and $9.0 million for the three months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017, principally resulted from our net loss of $10.7 million and a $2.0 million net change in operating assets and liabilities, partially offset by $0.8 million in noncash stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2016, principally resulted from our net loss of $10.1 million, partially offset by $0.5 million in noncash stock-based compensation, a $0.5 million increase in accrued expenses and accounts payable and a $0.1 million increase in prepaid expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $7.1 million for the three months ended March 31, 2017, and related primarily to $19.9 million of proceeds from the maturity of short-term investments, partially offset by the purchase of $12.7 million of short-term investments.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2017:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,522	$404	$836	$873	$409
2021 Convertible Notes (2)	65,455	2,990	5,980	56,485	-
Total	$67,977	$3,394	$6,816	$57,358	$409

(1)	Represents lease payments for our headquarters in Lexington, Massachusetts.
(2)	Represents principal and interest payments on our 2021 Convertible Notes.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”) which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $25.3 million at March 31, 2017, consisting primarily of funds in money market accounts. We also had $89.4 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended March 31, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $42.9 million and $68.0 million for the years ended December 31, 2016 and 2015, respectively. Our net losses were $10.7 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $249.5 million.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We are not currently generating revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. None of our product candidates have been approved for marketing in the United States or elsewhere and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2017, our cash and cash equivalents and short-term investments aggregated $114.7 million. We estimate that these funds will be sufficient to fund our projected operating requirements into 2019. We will need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and may increase in the future.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, costs and success of our clinical trials, including the ability to enroll patients in our planned and potential future clinical trials in a timely manner;
•	the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates;
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

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, formulation and manufacturing, regulatory approval and commercialization of our product candidates trabodenoson monotherapy and trabodenoson FDC, which are still in development, and other potential products we may develop or license. In January 2017, we announced top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. The review of the MATrX-1 data is ongoing and we expect data from our Phase 2 trial with our FDC product candidate in July 2017. We are also analyzing trabodenoson’s utility beyond the lowering of eye pressure, including its neuroprotective activity in the back of the eye. Additionally, we are evaluating the potential for selective adenosine mimetics to address optic neuropathies and other degenerative retinal diseases and to improve the patho-physiology associated with dry eye disease. However, there can be no assurance that we will be able to pursue further development or obtain regulatory approval for any indications using trabodenoson. While we believe these results, along with further exploratory analyses, will be integral in determining the path forward for our trabodenoson monotherapy, there can be no assurance that we will be able to pursue further development efforts or obtain regulatory approval.

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

Our product candidates are trabodenoson as a monotherapy and as an FDC consisting of trabodenoson with a prostaglandin analog, or PGA. We have no other product candidates in our near term product pipeline. As a result, we are substantially dependent on the successful development and commercialization of trabodenoson. The results of our chronic toxicology program could identify a safety problem, or potential pivotal trials of trabodenoson monotherapy or our current Phase 2 program for the FDC product candidate could fail to demonstrate efficacy in lowering IOP, especially in light of our Phase 3 results, or could identify safety issues related to trabodenoson, which would materially and adversely affect our development strategy. Given the complexity of the design and multiple arms of our current and on-going Phase 2 trial with our FDC product candidate, with each arm having a modest number of patients who will have been on an IOP-lowering medication, it may be difficult to demonstrate a clear treatment effect.

Our MATrX-1 pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension did not meet the primary endpoint, which could continue to harm our business and further disappoint our stockholders and cause the trading price of our common stock to continue to decrease.

Our lead product candidate in development is trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. In January 2017, we announced top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. Currently, management in conjunction with its clinical and regulatory advisors are evaluating the clinical and regulatory pathway forward, although this is subject to ongoing review and evaluation. No assurance can be given that a clinical and regulatory pathway forward will be possible without significantly more capital invested in the Company or will otherwise be successful or possible. Further, no assurance can be given that additional capital would be available or that such capital would be available at acceptable terms.

We have not obtained regulatory approval for any of our product candidates in the United States or in any other country.

We currently do not have any product candidates that have gained regulatory approval for sale in the United States or in any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval to market each product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. We have completed a Phase 2 trial in which we tested trabodenoson co-administered with latanoprost. We attended an End-of-Phase 2 meeting with the FDA for trabodenoson monotherapy in the first half of 2015 and initiated a pivotal Phase 3 program in the fourth quarter of 2015, which consists of two Phase 3 monotherapy pivotal trials and a long-term safety study. We completed our initial Phase 3 trial and reported top-line data on

January 3, 2017. The primary endpoint of the trial was not met, and we expect data from our Phase 2 dose-ranging trial of a fixed-dose combination (“FDC”) of trabodenoson and latanoprost in July 2017. We are also analyzing trabodenoson’s utility beyond the lowering of eye pressure, including its neuroprotective activity in the back of the eye. Additionally, we are evaluating the potential for selective adenosine mimetics to address optic neuropathies and other degenerative retinal diseases and to improve the patho-physiology associated with dry eye disease. However, there can be no assurance that we will be able to pursue further development or obtain regulatory approval for any indications using trabodenoson. We cannot predict whether any of our potential future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or will conduct. Moreover, any determination of changes in a study design and its confirmation with the FDA could result in a significant range of costs for the Phase 3 pivotal and long-term safety trials.

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

In January 2017, we announced disappointing top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. Currently, management in conjunction with its clinical and regulatory advisors are evaluating the clinical and regulatory pathway forward based on the data from the MATrX-1 trial. Going forward, trabodenoson will require further development and clinical testing and investment prior to obtaining required regulatory approvals, if ever, and commercialization in the United States and abroad. We cannot provide assurance that a new clinical and regulatory pathway will be successful or possible or that trabodenoson will be developed successfully or that we will continue development of trabodenoson monotherapy. Even if a viable clinical and regulatory pathway forward is identified, we cannot provide assurance that trabodenoson will:

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. To complete the studies for our product candidates, we will require additional funding. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete and may not be successful. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

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

A failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. We have exposed more than 500 clinical trial subjects to trabodenoson. The FDA expects that a total of at least 1,300 patients will be exposed to at least a single dose of trabodenoson before submission of an NDA, and the complete NDA submission package must also contain safety data from at least 300 patients treated with trabodenoson for at least six months, and at least 100 patients treated for at least a year. Our future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

In addition to the circumstances noted above, we may experience numerous unforeseen events that could cause our clinical trials to be delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•

clinical trials of our product candidates including our Phase 2 trial with our FDC product candidate may produce negative or inconclusive results or may not achieve their primary endpoints, and we may decide, or regulators may require us, to conduct additional clinical trials or implement a clinical hold or cease development;

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

Trabodenoson is an adenosine mimetic. Adenosine is used therapeutically to manage cardiovascular arrhythmias, such as paroxysmal supraventricular tachycardia, a type of accelerated heart rate. All of our data to date reflects that trabodenoson does not have systemic effects, including no impact on the cardiovascular system when dosed in the eye. However, we are still conducting additional trials for trabodenoson and systemic effects may arise in current and future trials. Furthermore, if trabodenoson has the perception of having potential adverse effects because it is an adenosine mimetic, it may be negatively viewed by ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community which would adversely affect the market acceptance of our product candidates. In addition, the use of our product candidates outside the indications approved for use, or off-label use, or the use of our product candidate in an inappropriate manner, may increase the risk of injury to patients. If approved, clinicians may use our products for off-label uses, as the FDA does not restrict or regulate a clinician’s choice of treatment within the practice of medicine. Off-label use of our products may increase the risk of product liability claims against us. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

Our intellectual property consists of issued patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the year ended December 31, 2016, for further information about our issued patents and patent applications.

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

Our commercial success will depend significantly on maintaining and expanding patent protection for our product candidates, as well as successfully defending our current and future patents against third-party challenges. As of March 31, 2017, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We are currently a small company with nineteen full-time employees as of May 1, 2017, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. In order to commercialize our product candidates, we will need to substantially increase our operations. We expect to significantly expand our employment base when and if we reach the full commercial stages of our current product candidates’ life cycle.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we market any products, we will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We will face an even greater risk if we commercially sell our product candidates or any other potential products that we develop. We maintain product liability insurance with an aggregate limit of $10 million that covers our clinical trials and we plan to maintain insurance against product liability lawsuits for commercial sale of our product candidates. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products or product candidates has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and product candidates and, in the future, commercial use of our product candidates, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.

For example, we may be sued if any product or product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects.

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

Risks Related to Ownership of Our Common Stock

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 per share and a low of $1.50 per share through May 1, 2017.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. In fact, following our announcement of the results of our Phase 3 monotherapy clinical trial on January 3, 2017, the price of our common stock dropped $4.35 per share, or 71%, from $6.10 per share as of the close of business on December 30, 2016, to $1.75 per share as of the close of business on January 3, 3017. The closing price of our common stock was $2.00 on April 28, 2017. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

As of April 14, 2017, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57% of our common stock.

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

A substantial number of shares of our common stock are eligible for future sale in the public market, and the issuance or sale of equity, convertible or exchangeable securities in the market, including shares issuable upon conversion of our convertible notes, or the perception of such future sales or issuances, could lead to a decline in the trading price of our common stock.

Any issuance of shares of our common stock or other securities, including for the purposes of raising capital to fund our operations, financing acquisitions and the expansion of our business, will have a dilutive effect on our existing stockholders. In addition, the perceived market risk associated with the possible issuance of a large number of shares of our common stock, including pursuant to the exercise of our currently outstanding stock options, or issuances of securities convertible or exchangeable into a large number of shares of our common stock could cause some of our stockholders to sell their common stock, thus causing the trading price of our common stock to decline. Subsequent sales of our common stock in the open market, exercises of our currently outstanding stock options and the subsequent sale of the shares acquired thereunder or the sale by us of shares of our common stock or securities convertible or exchangeable into our common stock for capital raising purposes could also have an adverse effect on the trading price of our common stock. If our common stock price declines, it will be more difficult for us to raise additional capital or we may be unable to raise additional capital at all.

In August 2016, we issued $52.0 million aggregate principal amount of our 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Notes”). The 2021 Convertible Notes are convertible at the option of the holder at an initial conversion rate of approximately 124.7505 shares of our common stock per $1,000 principal amount of 2021 Convertible Notes, which is equivalent to an initial conversion price of approximately $8.02 per share of our common stock, and is subject to adjustment upon certain events and conditions, including the issuance of stock dividends and payment of cash dividends. In addition, in certain circumstances, the conversion rate will also be increased with respect to a holder’s conversion of 2021 Convertible Notes in connection with the occurrence of one or more corporate events. A substantial number of shares of our common stock are reserved for issuance upon conversion of the 2021 Convertible Notes. The issuance of shares of our common stock upon conversion of the 2021 Convertible Notes would dilute the ownership interest of our common stockholders and may materially adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In April 2016, we entered into a sales agreement with Cowen and Company, LLC to sell shares of our common stock up to a maximum aggregate offering price of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM”). We did not sell any shares of common stock pursuant to the ATM during the three months ended March 31, 2017. At March 31, 2017, $45.6 million was available for sale of common stock under the ATM.

In connection with other collaborations, joint ventures, license agreements or future financings that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2020; (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

INOTEK PHARMACEUTICALS CORPORATION

May 10, 2017	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

May 10, 2017	By:	/s/ Dale Ritter
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