Form 10-Q
period 2017-06-30
INOTEK PHARMACEUTICALS CORP
filed 2017-08-03
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 27,010,202 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	our ability to successfully identify or consummate a strategic alternative;
•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (the “FDA”);
•	successful potential future development of trabodenoson for any indications;
•	our expectations regarding reporting top-line data of our trials;
•

the potential sale of trabodenoson or license to a potential licensee; the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, any of our current or future product candidates;

•

our commercialization, marketing and manufacturing capabilities and strategy, including with respect to our potential sales force in the United States and our partnering and collaboration efforts outside the United States;

•	third-party payor reimbursement for our current or future product candidates or any other potential products;
•	our expectations regarding the clinical safety, tolerability and efficacy of our product candidates and results of our clinical trials;
•

the timing, cost or other aspects of a potential commercial launch of any of our product candidates and potential future sales of our current product candidates or any other potential products if any are approved for marketing;

•	our expectations regarding licensing, acquisitions and strategic operations or alternatives;
•	the potential advantages of our product candidates;
•	our competitors and their product candidates, including our expectations regarding those competing product candidates;
•	our ability to protect and enforce our intellectual property rights, including our patented and trade secret protected proprietary rights in our product candidates; and
•	anticipated trends and challenges in our business and the markets in which we operate.

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

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$27,610	$29,798
Short-term investments	81,144	96,675
Prepaid expenses and other current assets	1,067	1,876
Total current assets	109,821	128,349
Property and equipment, net	1,076	1,130
Other assets	168	168
Total assets	$111,065	$129,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$368	$1,592
Accrued expenses and other current liabilities	2,423	4,416
Accrued interest	1,225	1,204
Total current liabilities	4,016	7,212
2021 Convertible Notes, net of issuance costs	49,242	48,960
Other long-term liabilities	277	307
Total liabilities	53,535	56,479

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at June 30, 2017 and December 31, 2016; 27,010,202 and 26,986,318 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	270	270
Additional paid-in capital	313,441	311,829
Accumulated deficit	(256,109)	(238,877)
Accumulated other comprehensive loss	(72)	(54)
Total stockholders’ equity	57,530	73,168
Total liabilities and stockholders’ equity	$111,065	$129,647

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$(3,624)	$(6,465)	$(10,721)	$(14,080)
General and administrative	(2,232)	(2,315)	(5,101)	(4,837)
Loss from operations	(5,856)	(8,780)	(15,822)	(18,917)

Interest expense	(889)	—	(1,765)	—
Interest income	183	96	355	165
Net loss	$(6,562)	$(8,684)	$(17,232)	$(18,752)

Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.33)	$(0.64)	$(0.71)

Weighted-average number of shares outstanding—basic and diluted	26,994,454	26,623,280	26,990,409	26,523,337

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,562)	$(8,684)	$(17,232)	$(18,752)
Other comprehensive income:
Net unrealized income (loss) on marketable securities	—	17	(18)	28
Total comprehensive loss	$(6,562)	$(8,667)	$(17,250)	$(18,724)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,232)	$(18,752)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	282	—
Noncash rent expense	(30)	(31)
Amortization of premium on marketable securities	133	112
Depreciation	124	72
Stock-based compensation	1,577	1,173
Changes in operating assets and liabilities:
Prepaid expenses and other assets	803	500
Accounts payable	(1,224)	(712)
Accrued expenses and other current liabilities	(1,972)	642
Net cash used in operating activities	(17,539)	(16,996)

Cash flows from investing activities:
Purchases of short-term investments	(27,204)	(57,414)
Proceeds from the maturities of short-term investments	42,590	28,941
Purchases of property and equipment	(70)	(236)
Net cash provided by (used in) investing activities	15,316	(28,709)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	4,049
Proceeds from issuance of common stock pursuant to stock option plans	—	88
Proceeds from issuance of common stock pursuant to employee stock purchase plan	35	45
Net cash provided by financing activities	35	4,182

Net change in cash and cash equivalents	(2,188)	(41,523)
Cash and cash equivalents, beginning of period	29,798	80,042
Cash and cash equivalents, end of period	$27,610	$38,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,462	$—

Supplemental disclosure of noncash investing and financing activities:
Net unrealized gain (loss) on marketable securities	$(18)	$28

The accompanying notes are an integral part of these consolidated financial statements.

INOTEK PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Organization and Operations

Inotek Pharmaceuticals Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. The Company has been developing trabodenoson in a monotherapy and in a fixed-dose combination therapy (“FDC”) to treat glaucoma. On January 3, 2017, the Company announced that MATrX-1, its first pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension did not meet its primary endpoint. On July 7, 2017, the Company announced its Phase 2 FDC clinical trial of trabodenoson and latanoprost for the treatment of glaucoma also did not meet its primary endpoint. The Company has voluntarily discontinued its development of trabodenoson, in view of the results of these clinical trials and engaged a financial advisor to assist in pursuing strategic alternatives. There can be no assurance a transaction will result from this process. The Company’s headquarters are located in Lexington, Massachusetts.

The Company has devoted substantially all of its efforts to research and development, including clinical trials of its product candidates, primarily trabodenoson. The Company has not completed the development of any product candidates. The Company has no current source of revenue to sustain future development activities and does not expect to generate revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of products candidates, to comply with government regulations, to successfully commercialize its potential products, to protect proprietary technology and to the dependence on key individuals.

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. The Company did not sell any shares of common stock pursuant to the ATM during the three and six months ended June 30, 2017. At June 30, 2017, $45,599 was available for sale of common stock under the ATM. Additionally, in 2016 the Company issued $52,000 aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to its Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98,000 as of June 30, 2017.

As of June 30, 2017, the Company had an accumulated deficit of $256,109 and $108,754 of cash and cash equivalents and short-term investments.

Although the Company has suspended its research and development activities, if the Company resumes the development of any product candidates, it will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch and continued marketing of its products. The Company expects operating expenses may increase or decrease depending upon whether a strategic transaction is entered into, but expects aggregate operating expenses will not increase in 2017 over 2016.

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Comprehensive loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from short-term investments as of June 30, 2017 and December 31, 2016.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three and six months ended June 30, 2017 and 2016. There were no unrealized gains or losses on short term investments for the three months ended June 30, 2017, and $18 of net unrealized losses on short-term investments for the six months ended June 30, 2017. There were $17 and $28 of net unrealized gains on short-term investments for the three and six months ended June 30, 2016.

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

Short-term investments at June 30, 2017 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$17,039	$—	$—	$17,039
Agency bonds	5,915	—	(3)	5,912
United States Treasury securities	58,262	—	(69)	58,193
	$81,216	$—	$(72)	$81,144

Short-term investments at December 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$22,046	$—	$—	$22,046
Agency bonds	5,917	—	(4)	5,913
United States Treasury securities	68,766	1	(51)	68,716
	$96,729	$1	$(55)	$96,675

At June 30, 2017 and December 31, 2016, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at June 30, 2017 and December 31, 2016.

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

Debt Issuance Costs—Debt issuance costs consist of underwriting discounts and offering-related costs incurred by the Company in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on the Company’s consolidated balance sheets. The Company amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method. (See Note 5). Amortization of debt issuance costs was $143 and $282 in the three and six months ended June 30, 2017.

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

The following table sets forth the computation of basic and diluted EPS attributable to the Company’s common stockholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss applicable to common stockholders	$(6,562)	$(8,684)	$(17,232)	$(18,752)

Denominator:
Weighted average common shares outstanding - basic and diluted	26,994,454	26,623,280	26,990,409	26,523,337
Net loss per share applicable to common stockholders - basic and diluted	$(0.24)	$(0.33)	$(0.64)	$(0.71)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares issuable upon conversion of the 2021 Convertible Notes	6,483,791	—	6,483,791	—
Warrants exerciseable for common stock	56,408	56,408	56,408	56,408
Stock options	2,586,351	2,538,320	2,586,351	2,538,320
Restricted Stock Units	1,312,500	—	1,312,500	—
Total	10,439,050	2,594,728	10,439,050	2,594,728

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued (see Note 9).

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

3. Property and Equipment

At June 30, 2017 and December 31, 2016, the Company’s property and equipment consisted of the following:

	Useful lives	June 30, 2017	December 31, 2016
Office equipment	5 years	$357	$407
Computer hardware and software	3 - 7 years	96	263
Laboratory equipment	5 years	516	446
Leasehold improvements	7 years	445	445
Total		1,414	1,561
Less: accumulated depreciation		(338)	(431)
Property and equipment, net		$1,076	$1,130

During the three and six months ended June 30, 2017, the Company recognized $63 and $124 of depreciation expense, respectively, and wrote off $217 of fully depreciated net assets. During the three and six months ended June 30, 2016, the Company recognized $36 and $72 of depreciation expense, respectively.

4. Accrued Expenses and Other Current Liabilities

At June 30, 2017 and December 31, 2016, the Company’s accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Compensation and benefits	$1,098	$2,171
Research and development	367	1,148
Government payable	492	478
Professional fees	208	311
Other	258	308
Total	$2,423	$4,416

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant as of June 30, 2017 and December 31, 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. As of June 30, 2017, the stated interest rate was 5.75%, and the effective interest rate was 7.3%. For the three months ended June 30, 2017, interest expense related to the 2021 Convertible Notes was $889, including $143 related to amortization of the debt discount. For the six months ended June 30, 2017, interest expense related to the 2021 Convertible Notes was $1,765, including $282 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of June 30, 2017:

June 30, 2017
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	504
Carrying value	$49,242

6. Equity

Authorized Shares

As of June 30, 2017, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Company’s board of directors. At June 30, 2017 and December 31, 2016, there were 27,010,202 and 26,986,318 shares of common stock outstanding, respectively.

Equity Plans

The Company maintains three equity compensation plans: the 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2014 Employee Stock Purchase Plan (“ESPP”).

2014 Stock Option and Incentive Plan

The 2014 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2017 an additional 1,079,453 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at

December 31, 2016. There were 326,812 shares available for issuance under the 2014 Plan as of June 30, 2017. The 2014 Plan expires in August 2024.

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

The following table summarizes stock option activity under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,664,832	$6.16
Granted	315,000	$1.80
Exercised	—
Cancelled	(401,826)	$6.95
Outstanding at June 30, 2017	2,578,006	$5.50	$31,500

Exercisable at June 30, 2017	1,279,252	$5.57	$—
Weighted-average years remaining on contractual life	8.27
Unrecognized compensation cost related to non-vested stock options	$6,108

 The weighted-average fair value of all stock options granted for the three and six months ended June 30, 2017 was $1.80 per share. Aggregate intrinsic value at June 30, 2017, is based on $1.90 per share, the closing price of common stock on June 30, 2017.

The following table summarizes RSU activity under the 2014 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	470,000	$6.50
Granted	931,000	$1.60
Vested	—
Cancelled	(88,500)	$1.70
Outstanding at June 30, 2017	1,312,500	$1.57

The weighted average grant date fair value per share of outstanding RSU’s as of June 30, 2017 reflects the $1.53 per share fair value of the modified RSU’s as of the date of modification.

2004 Stock Option and Incentive Plan

The following table summarizes stock option activity under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,626	$40.58
Exercised	—
Expired	(2,281)	$40.58
Cancelled	—
Outstanding at June 30, 2017	8,345	$40.58	$—

Exercisable at June 30, 2017	8,345	$40.58	$—
Weighted-average years remaining on contractual life	1.03
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $1.90 per share closing price of common stock on June 30, 2017, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2017, 31,555 shares were added to the ESPP. As of June 30, 2017, there were 245,979 shares available for issuance under the ESPP.

 On May 31, 2017, 23,884 shares of common stock were purchased pursuant to the ESPP, resulting in proceeds to the Company of $35. The Company recorded $0 and $25 of stock-based compensation expense pursuant to the ESPP during the three and six months ended June 30, 2017, respectively, and $0 and $20 of stock-based compensation expense pursuant to the ESPP during the three and six months ended June 30, 2016, respectively.

Stock-Based Compensation

Stock-based compensation expense for options, restricted stock units (“RSU’s”) and the ESPP is reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$292	$316	$595	$525
General and administrative	501	370	982	648
Total	$793	$686	$1,577	$1,173

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

The Company recorded rent expense of $84 and $169 for the three and six months ended June 30, 2017, respectively, and $62 and $124 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2017	$202
2018	411
2019	421
2020	430
2021	439
Thereafter	520
Total	$2,423

Securities Litigation

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and December 30, 2016, as well as interest and attorneys’ fees and costs. The Company intends to vigorously defend itself against this claim.

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

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short-term investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$21,581	$21,581	$—	$—

Certificates of deposit	$17,039	$—	$17,039	$—
Agency bonds	5,912	—	5,912	—
United States Treasury securities	58,193	58,193	—	—
Short-term investments	$81,144	$58,193	$22,951	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$20,698	$20,698	$—	$—

Certificates of deposit	$22,046	$—	$22,046	$—
Agency bonds	5,913	—	5,913	—
United States Treasury securities	68,716	68,716	—	—
Short-term investments	$96,675	$68,716	$27,959	$—

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

9. Subsequent Event

On January 3, 2017, the Company announced that MATrX-1, its first pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension did not meet its primary endpoint. On July 7, 2017, the Company announced its Phase 2 FDC clinical trial of trabodenoson and latanoprost for the treatment of glaucoma also did not meet its primary endpoint. In view of the results of these clinical trials, the Company has voluntarily discontinued its development of trabodenoson. The Company owns certain equipment to produce clinical supplies of trabodenoson. As of June 30, 2017, this equipment has a net book value of $437. The Company believes the value of this equipment has been impaired as a result of the Company’s decision to discontinue development of trabodenoson and expects to take a charge to operations for a write-down of this equipment to net realizable value in the three months ending September 30, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. Glaucoma is a disease of the eye that is typically characterized by structural evidence of optic nerve damage, vision loss and consistently elevated intraocular pressure (“IOP”). Our lead product candidate has been trabodenoson, a first-in-class selective adenosine mimetic that we rationally designed to lower IOP by restoring the eye’s natural pressure control mechanism. We have been developing trabodenoson monotherapy delivered in an eye drop formulation, as well as a fixed-dose combination (“FDC”) of trabodenoson with latanoprost, a prostaglandin analogue (“PGA”), given once-daily.

On January 3, 2017, we announced top-line results of MATrX-1, the first pivotal Phase 3 trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension. The trial did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). During analysis of the IOP data from the trial, a treatment-by-site interaction was found where a small number of sites (4 sites out of a total of 55) caused an important change in the expected vehicle results. MATrX-1 did achieve several clinically meaningful secondary endpoints - the 6% dose was significant versus placebo in the daily IOP change from diurnal baseline at all days tested. Additionally, an analysis of responders (subjects with IOP reduction of 5mmHg or greater from baseline) indicated a statistically higher proportion of responders in the 6% trabodenoson group than the placebo group at all visits. There were no significant safety or tolerability events reported. The safety profile of trabodenoson was comparable to placebo and there was minimal drug related hyperemia. The U.S. Food and Drug Administration (the “FDA”) has communicated to us their agreement with these results.

On July 7, 2017, we announced top-line results of our Phase 2 FDC trial of trabodenoson and latanoprost for the treatment of glaucoma. This trial was designed to assess the benefit/risk profile of the different fixed-dose combinations being evaluated. It was not powered for statistical differences among doses. After 28 Days of once-daily morning treatment, the fixed combination of trabodenoson 3% and latanoprost 0.005% showed a 1.2 mmHg improvement in IOP reduction compared to the latanoprost 0.005% alone (p=0.061 for the mean comparison, p=0.020 for the median comparison). However, at Day 56, after 4 additional weeks of treatment and night-time dosing, no meaningful clinical advantage in IOP reduction for the fixed dose combinations over latanoprost alone was observed.

In July 2017, we voluntarily discontinued our development of trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We have engaged Perella Weinberg Partners as a financial advisor to assist us in pursuing strategic alternatives. There can be no assurance that a transaction will result from this process and we do not intend to disclose additional details unless and until we have entered into a specific transaction or otherwise determined that further disclosure is appropriate.

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. We did not sell any shares of common stock pursuant to the ATM during the six months ended June 30, 2017. At June 30, 2017, $45.6 million was available for sale of common stock under the ATM. Additionally, in 2016 we issued $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to our Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98.0 million as of June 30, 2017.

As of June 30, 2017, we had an accumulated deficit of $256.1 million and cash and cash equivalents and short-term investments aggregating $108.8 million. Based on current assumptions, we estimate we have sufficient funding to sustain operations into 2019. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We are not currently developing trabodenoson. We are exploring strategic alternatives and have engaged Perella Weinberg Partners as a financial advisor to assist with the strategic review process. If we do enter into a strategic transaction, our future operating expenses will depend upon the specifics of that strategic transaction. There can be no assurance that we will enter into a strategic transaction. Based upon our current operating assumptions, we do not expect our aggregate operating expenses, excluding strategic transaction-specific expenses, to increase in 2017 over 2016. We may incur significant additional costs related to finalizing and closing a strategic transaction. If we successfully develop and launch any product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of our products.

We may need to obtain additional funding in connection with our continuing operations or the result of the strategic review process. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any potential future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so. As a result, we expect to incur significant expenses and operating losses for the foreseeable future.

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

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us. We expect research and development expenses to decrease in the second half of 2017 compared to the first half of 2017 due to our decision in July 2017 to discontinue development of trabodenoson.

The following table summarizes our research and development expenses by type of activity for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Trabodenoson - direct clinical and non-clinical	$2,319	$4,753	$6,949	$10,575
Personnel and other expenses
Employee and consultant-related expenses	1,072	1,463	2,841	3,024
Facility expenses	125	114	279	238
Target validation expenses	81	—	568	—
Other expenses	27	135	84	243
Total personnel and other expenses	1,305	1,712	3,772	3,505
Total research and development expenses	$3,624	$6,465	$10,721	$14,080

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $81 million for external development costs related to trabodenoson from inception through June 30, 2017.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our product candidates is highly uncertain. For example, we are not currently developing trabodenoson in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. Our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

A change in the outcome of any of these variables with respect to the development of any product candidate that we may develop could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we would contemplate for the completion of clinical development of any product candidate that we may develop or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development programs or precisely when, if or to what extent we will receive revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for one or more of our product candidates. The duration, costs and timing of clinical trials and development of any product candidates will depend on a variety of factors, including the uncertainties of future preclinical studies and clinical trials, uncertainties in the clinical trial enrollment rate and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including efficacy and tolerability profiles, manufacturing capability, competition, and commercial viability.

General and Administrative Expenses

General and administrative expenses consist of compensation and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include travel costs, professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. General and administrative expense may increase in the second half of 2017 compared to the first half of 2017 as we incur costs related to our assessment of strategic alternatives and our defense of the putative class action filed against us on January 6, 2017, and amended on July 10, 2017 (see Part II – Other Information, Item 1. Legal Proceedings).

Interest Expense

Interest expense in 2017 relates to our 2021 Convertible Notes which are due in August 2021.

Interest Income

Interest income relates to interest earned from invested funds.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(3,624)	$(6,465)	$(2,841)
General and administrative	(2,232)	(2,315)	(83)
Loss from operations	(5,856)	(8,780)	(2,924)

Interest expense	(889)	—	889
Interest income	183	96	(87)
Net loss	$(6,562)	$(8,684)	$(2,122)

Research and development expenses

Research and development expenses decreased $2.8 million to $3.6 million for the three months ended June 30, 2017, as compared to $6.5 million for the three months ended June 30, 2016. This decrease primarily reflects $2.5 million of decreased clinical expenses related to our Phase 3 trial, MATrX-1, for which top-line results were announced in January of 2017, partially offset by $1.0 million of increased clinical supplies and $0.5 million of increased clinical expenses related to our Phase 2 FDC clinical trial that commenced in October of 2016, for which top-line results were announced in July 2017. In addition, preclinical expense decreased $1.5 million due to reduced activity, consulting costs decreased $0.2 million and employee-related expenses decreased $0.2 million.

General and administrative expenses

General and administrative expenses remained relatively consistent at $2.2 million for the three months ended June 30, 2017, as compared to $2.3 million for the three months ended June 30, 2016.

Interest expense

Interest expense in 2017 consists of coupon interest and amortization of debt issuance costs related to our 2021 Convertible Notes which are due in August 2021.

Interest income

Interest income increased $0.1 million to $0.2 million for the three months ended June 30, 2017, as compared to $0.1 million for the three months ended June 30, 2016. This increase primarily reflects higher weighted average invested balances and interest rates.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(10,721)	$(14,080)	$(3,359)
General and administrative	(5,101)	(4,837)	264
Loss from operations	(15,822)	(18,917)	(3,095)

Interest expense	(1,765)	—	1,765
Interest income	355	165	(190)
Net loss	$(17,232)	$(18,752)	$(1,520)

Research and development expenses

Research and development expenses decreased $3.4 million to $10.7 million for the six months ended June 30, 2017, as compared to $14.1 million for the six months ended June 30, 2016. This decrease primarily reflects $5.0 million of decreased clinical expenses related to our Phase 3 trial, MATrX-1, for which top-line results were announced in January of 2017, partially offset by $2.2 million of increased clinical expenses related to our Phase 2 FDC clinical trial, which was not enrolling patients in the 2016 period, and $0.3 million of increased clinical supplies. In addition, preclinical expense decreased $0.7 million due to reduced activity and consulting expense decreased $0.3 million.

General and administrative expenses

General and administrative expenses increased $0.3 million to $5.1 million for the six months ended June 30, 2017, as compared to $4.8 million for the six months ended June 30, 2016. This increase primarily reflects $0.3 million related to increased stock-based compensation expense primarily related to restricted stock units granted during the fourth quarter of 2016 and the first quarter of 2017.

Interest expense

Interest expense in 2017 consists of coupon interest and amortization of debt issuance costs related to our 2021 Convertible Notes which are due in August 2021.

Interest income

Interest income increased $0.2 million to $0.4 million for the six months ended June 30, 2017, as compared to $0.2 million for the six months ended June 30, 2016. This increase primarily reflects higher weighted average invested balances and interest rates.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $17.2 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $256.1 million and $108.8 million of cash and cash equivalents and short-term investments. We are obligated to pay approximately $1.5 million of interest on the 2021 Convertible Notes on each February 1 and August 1 of 2017 through 2021, and on August 1, 2021 the full outstanding principal, currently $52.0 million, is due and payable.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(17,539)	$(16,996)
Cash provided by (used in) investing activities	15,316	(28,709)
Cash provided by financing activities	35	4,182
Net decrease in cash and cash equivalents	$(2,188)	$(41,523)

Net cash used in operating activities

Net cash used in operating activities was $17.5 million for the six months ended June 30, 2017 and $17.0 million for the six months ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2017, principally resulted from our net loss of $17.2 million and a $2.4 million net decrease in operating assets and liabilities, partially offset by $1.6 million in noncash stock-based compensation and $0.3 million of noncash interest expense.

Net cash used in operating activities for the six months ended June 30, 2016, principally resulted from our net loss of $18.8 million, partially offset by $1.2 million in noncash stock-based compensation and a $0.4 million net increase in operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $15.3 million for the six months ended June 30, 2017, and related primarily to $42.6 million of proceeds from the maturity of short-term investments, partially offset by the purchase of $27.2 million of short-term investments.

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

Net cash provided by financing activities

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 2016, and primarily reflects the net proceeds from the issuance of common stock pursuant to our ATM of $4.0 million.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales, especially considering that we are not currently developing trabodenoson. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future and we expect the losses to increase as we explore strategic alternatives, continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Since the closing of our IPO in February 2015, we are incurring additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. We also expect to incur significant expenses in connection with our strategic alternative assessment process and implementation of an alternative, if we complete a transaction. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenue or complete a strategic transaction, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could cause potential dilution. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Based on current assumptions, we estimate we have sufficient funding to sustain operations into 2019.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of June 30, 2017:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,423	$304	$943	$878	$298
2021 Convertible Notes (2)	65,455	2,990	5,980	56,485	—
Total	$67,878	$3,294	$6,923	$57,363	$298

(1)	Represents lease payments for our headquarters in Lexington, Massachusetts.
(2)	Represents principal and interest payments on our 2021 Convertible Notes.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $27.6 million at June 30, 2017, consisting primarily of funds in money market accounts. We also had $81.1 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and December 30, 2016, as well as interest and attorneys’ fees and costs.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended June 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Evaluation of Strategic Alternatives

Our activities to evaluate and pursue strategic alternatives may not be successful.

In July 2017, we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We have engaged Perella Weinberg Partners as a financial advisor to assist us in pursuing strategic alternatives. We are evaluating strategic alternatives in order to enhance stockholder value, including the possibility of a merger or sale of the Company, and we have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to devote significant time and resources to identifying and evaluating a strategic transaction, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

We also may acquire additional businesses, products or product candidates. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses.

Any strategic transaction may require us to incur non‑recurring or other charges, may increase our near‑ and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	write downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of our company or any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects. Additionally, a strategic transaction that we may enter into could constitute a fundamental change, as defined in the indenture to our $52.0 million of outstanding 2021 Convertible Notes, causing them to become immediately due and payable, including accrued and unpaid interest thereon.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; (iv) non-cancelable facility lease obligations and (v) obligations to holders of our 2021 Convertible Notes (as defined below). As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Our business to date has been almost entirely dependent on the success of trabodenoson, and we have recently decided to discontinue further development of trabodenoson and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of trabodenoson, which was our only product candidate to enter clinical trials. In July 2017, we voluntarily discontinued our development of trabodenoson in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost.

We are evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities.

There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made, what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel, particularly David P. Southwell, our President and Chief Executive Officer, Rudolf A. Baumgartner, M.D., our Executive Vice President and Chief Medical Officer, and Dale Ritter, our Vice President—Finance. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Risks Related to Our Financial Position and Need for Additional Capital

We currently have no source of revenue and may never become profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable has depended upon our ability to successfully complete the development of our product candidates for the treatment of ocular diseases, including glaucoma, and obtain the necessary regulatory approvals for our product candidates. In July 2017, we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We have engaged Perella Weinberg Partners as a financial advisor to assist us in pursuing strategic alternatives. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales. Even if we resume the development of product candidates and receive regulatory approval for the sale of our product candidates, we do not know when such product candidates will generate revenue, if at all, especially considering the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical development, and receive regulatory approval, for our product candidates;
•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•	establish sales, marketing and distribution systems for our product candidates;
•	add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;
•	have commercial quantities of our product candidates manufactured at acceptable cost levels;
•	successfully market and sell our product candidates in the United States and enter into partnerships or other arrangements to commercialize our product candidates outside the United States; and
•	maintain, expand and protect our intellectual property portfolio.

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $42.9 million and $68.0 million for the years ended December 31, 2016 and 2015, respectively. Our net losses were $17.2 million and $18.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $256.1 million.

To date, we have raised capital through both equity and debt financings. In February 2015, we completed our initial public offering of 6,667,000 shares of our common stock at a price of $6.00 per share and a concurrent offering of $20.0 million aggregate principal amount of 5.0% Convertible Senior Notes due in 2020, or the 2020 Convertible Notes. In March 2015, the underwriters exercised 299,333 shares of common stock at $6.00 per share and $1.0 million of the 2020 Convertible Notes pursuant to their overallotment options. We received net proceeds of approximately $36.5 million, after deducting underwriting discounts and offering-related costs, from our equity issuances and approximately $18.9 million in net proceeds, after deducting underwriting discounts and offering-related costs, from our debt issuances. In August 2015, we completed an underwritten public offering of our common stock, or the Follow-on Offering. We issued 6,210,000 shares of our common stock at a price of $12.75 per share, including 810,000 shares from the underwriters’ full exercise of their overallotment option, and we received net proceeds of $74.0 million, after deducting underwriting discounts and offering-related costs. In 2016, we sold 482,689 shares of common stock pursuant to our ATM and received net proceeds of $4.0 million. In August 2016, we closed an underwritten public offering of $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021, including $2.0 million from an exercise of the underwriters’ overallotment option, or the 2021 Convertible Notes, and received net proceeds of approximately $48.7 million after deducting underwriting discounts and offering-related costs. (See Note 5 in the accompanying notes to the financial statements).

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We are not currently generating revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, we may never generate significant revenue from selling products or achieve profitability and we may never resume the development of any product candidates. None of our product candidates have been approved for marketing in the United States or elsewhere and may never receive such approval. We are not currently developing any product candidates and cannot predict if we will develop any product candidates, making it more unlikely we will ever have product sales. If we do develop any product candidates we would expect our research and development expenses to be continue to be significant. If we do acquire a new product candidate and successfully develop it and obtain regulatory approval for it, we expect to incur significant sales and marketing expenses.

We are evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we evaluate strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

As a result of these factors, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ deficit, financial position, cash flows and working capital. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully enter into a strategic transaction or commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we have suspended our research and development activities, if we resume the development of any product candidates, we would need to obtain additional financing to fund our operations and, if we were then unable to obtain such financing, we may be unable to complete the development and commercialization of our primary product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2017, our cash and cash equivalents and short-term investments aggregated $108.8 million. We estimate that these funds will be sufficient to fund our projected operating requirements into 2019. If we resume the development of any product candidates, we would need to obtain additional financing to conduct additional trials for the approval of our drug candidates and complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent and other contractual commitments are substantial and may increase in the future.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, costs and success of our clinical trials, including the ability to enroll patients in our potential future clinical trials in a timely manner;
•	the time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities;
•	our ability to successfully commercialize our product candidates;
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

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances, marketing or distribution arrangements or a combination thereof. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Market, or NASDAQ, or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If adequate funds are not available, we may be required to close our operations.

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

The indenture governing our 2021 Convertible Notes contain covenants that, among other things, restrict our and our subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability and the ability of our future subsidiaries to incur additional indebtedness and issue certain types of preferred stock, other than certain permitted indebtedness and preferred stock. In addition, the indenture governing our 2021 Convertible Notes includes a covenant that limits our ability to merge or consolidate with other entities in certain circumstances, and may impact our ability to enter into a strategic transaction. These covenants and restrictions limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.

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

We currently have no source of revenue. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, most of which are beyond our control. Our business has not historically generated cash flow from operating activities and may not in the future generate cash flow from operating activities sufficient to service our obligations under our 2021 Convertible Notes and any future indebtedness we may incur and to make necessary capital expenditures. Our ability to service our obligations is diminished considering we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Risks Related to Development, Potential Regulatory Approval and Commercialization

Although we have suspended our research and development activities, if we resume development of any product candidates, we will depend substantially on the success of our product candidates. We may be unable to successfully develop and commercialize our product candidates, especially trabodenoson, considering the results of our MATrX-1 clinical trial and Phase 2 clinical trial of our FDC product candidate, or may experience significant delays in doing so, which would materially harm our business.

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, formulation and manufacturing, regulatory approval and commercialization of our product candidates. In January 2017, we announced top-line data from our MATrX-1 pivotal Phase 3 clinical trial, which failed to meet its primary endpoint. MATrX-1 did not meet its primary endpoint because it did not demonstrate a statistically significant difference in absolute IOP from placebo at every single one of the 12 time points comprising the primary endpoint. This was due to a larger than expected treatment effect in the placebo/vehicle group, as compared to both our prior Phase 2 data and a recent meta-analysis examining placebo responses from 10 placebo-controlled trials, which showed a placebo/vehicle result of -2.01 mmHg (Raber, et al). On July 7, 2017, we announced top-line results of our Phase 2 FDC trial of trabodenoson and latanoprost for the treatment of glaucoma. This trial was designed to assess the benefit/risk profile of the different fixed-dose combinations being evaluated. It was not powered for statistical differences among doses. After 28 Days of once-daily morning treatment, the fixed combination of trabodenoson 3% and latanoprost 0.005% showed a 1.2 mmHg improvement in IOP reduction compared to the latanoprost 0.005% alone (p=0.061 for the mean comparison, p=0.020 for the median comparison). However, at Day 56, after 4 additional weeks of treatment and night-time dosing, no meaningful clinical advantage in IOP reduction for the fixed dose combinations over latanoprost alone was observed. There can be no assurance that we will resume or be able to pursue further development or obtain regulatory approval for any indications using trabodenoson.

We have invested a significant portion of our efforts and financial resources in the development of our existing product candidates. The success of any product candidates will depend on several factors, including:

•

successful completion of clinical trials, and the supporting pre-clinical toxicology, formulation development, and manufacturing of supplies for the clinical program in accordance with current Good Manufacturing Practices, or cGMP;

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations. We have no other product candidates in our near-term product pipeline.

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

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional pre-clinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or additional risks. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, regulatory approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of our product candidates.

Although we have suspended our research and development activities, if we resume the development of any of our product candidates, we may be unable to initiate or complete development of our product candidates on schedule, if at all. To complete the studies for our product candidates, we will require additional funding. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our product candidates are time consuming and expensive and together take several years or more to complete and may not be successful. Delays in regulatory approvals or rejections of applications for regulatory approval in the United States, Europe, Japan or other markets may result from many factors, including:

•	our inability to obtain sufficient funds required for a clinical trial;
•	requests from regulatory authorities for additional analyses, reports, data, pre-clinical and preclinical studies and clinical trials;
•	questions from regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our product candidates or other products;
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

•	any determination that a clinical trial presents unacceptable health risks;
•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•	our inability to obtain approval from Institutional Review Boards, or IRBs, to conduct clinical trials at their respective sites;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data; and
•	unfavorable or inconclusive results of clinical trials and supportive pre-clinical studies, including unfavorable results regarding the effectiveness of product candidates during clinical trials.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, failure can occur at any stage of clinical development. If the clinical trials for our future product candidates are unsuccessful, we could be required to abandon development.

Although we have suspended our research and development activities, if we resume the development of any product candidates, a failure of one or more clinical trials can occur at any stage of testing for a variety of reasons. The outcome of preclinical testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, adverse events may occur or other risks may be discovered in any clinical trials that will cause us to suspend or terminate our clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including but not limited to changes in or adherence to trial protocols, differences in size and type of the patient populations and the rates of dropout among clinical trial participants. Any future clinical trial results therefore may not demonstrate safety and efficacy sufficient to obtain regulatory approval for our product candidates. Moreover, we still need to evaluate the long-term safety effects of our product candidates, the results of which could adversely affect our clinical development program.

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

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve the primary efficacy endpoints or demonstrate unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, including longer term trials, or have failed to obtain regulatory approval of their product candidates. Many compounds that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented further development of the compound. In addition, we have typically only tested our product candidates in a single eye, which may not accurately predict the efficacy or safety of our product candidates when dosed in both eyes. Our recently completed Phase 2 and 3 trials with trabodenoson did not produce the results that we expected, and potential future Phase 3 pivotal trials and long-term safety studies of trabodenoson or other future product candidates may not produce the results that we expect or desire.

In addition to the circumstances noted above, we may experience numerous unforeseen events that could cause our clinical trials to be delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•

clinical trials of our product candidates may produce negative or inconclusive results or may not achieve their primary endpoints, and we may decide, or regulators may require us, to conduct additional clinical trials or implement a clinical hold or cease development;

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, our product candidates may have undesirable adverse effects, which may delay or prevent regulatory approval or, if approval is received, require our products to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although we have suspended our research and development activities, if we resume the development of any product candidates, unforeseen adverse effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates and if our product candidates receive regulatory approval, we will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.

In the future, our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and European Medicines Agency, or EMA, requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we and our potential future contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work will be required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other similar foreign agencies and to comply with certain requirements concerning advertising and promotion for our product candidates. Promotional communications with respect to prescription drugs also are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Accordingly, once approved, we may not promote our products, if any, for indications or uses for which they are not approved.

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

We currently do not have an established sales organization and do not have a marketing or distribution infrastructure. To achieve commercial success for any potential future approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We will need to incur significant additional expenses and commit significant additional time and management resources to establish and train a sales force to market and sell our products. We may not be able to successfully establish these capabilities despite these additional expenditures.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, we may in the future explore the licensing of commercialization rights or other forms of collaboration outside of the United States, which will expose us to additional risks of conducting business in international markets.

The non-U.S. markets may become an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential may be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

We have in the past, and may in the future, face competition from established branded and generic pharmaceutical companies and if our competitors are able to develop and market products that are preferred over our products, our commercial opportunity will be reduced or eliminated.

The development and commercialization of new drug products is highly competitive. We have in the past, and may in the future, face competition from established branded and generic pharmaceutical companies, smaller biotechnology and pharmaceutical companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat ocular diseases, including glaucoma. Although we have suspended our research and development activities, if we resume the development of any product candidates, any product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Other early-stage companies may also compete through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than our product candidates. If any of our product candidates are approved, we expect that they will be priced at a premium over competitive generic products and consistent with other branded glaucoma drugs.

If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than our product candidates or that reach the market sooner than our potential future products, if any, we may not achieve commercial success.

Although we have suspended our research and development activities, if we resume the development of any product candidates, the commercial success of our product candidates will depend on the degree of market acceptance among doctors, including ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

Although we have suspended our research and development activities, if we resume the development of any product candidates, these product candidates may not gain market acceptance among doctors, including ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community. For example, there are a number of available therapies marketed for the treatment of glaucoma. Some of these drugs are branded and subject to patent protection, but most others, including latanoprost and many beta blockers, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by ophthalmologists and optometrists, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

In addition, the potential market opportunity for our product candidates has been, and may in the future be, difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the United States and abroad, our revenue will be more limited and it will be more difficult to achieve profitability.

Although we have suspended our research and development activities, if we resume the development of any product candidates, if we fail to obtain and sustain coverage and an adequate level of reimbursement for our product candidates by third-party payors, potential future sales would be materially adversely affected.

There will be no commercially viable market for our product candidates without coverage and adequate reimbursement from third-party payors, and any coverage and reimbursement policy may be affected by future healthcare reform measures. Although we have suspended our research and development activities, if we resume the development of product candidates, we cannot be certain that coverage and adequate reimbursement will be available for our product candidates or any other future product candidates we develop. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

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

Recently enacted and future legislation may increase the difficulty and cost of commercializing our product candidates, if we resume the development of any product candidates, and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, if we resume the development of any product candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell our product candidates for which we obtain regulatory approval.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside of the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. If we resume the development of any product candidates, to obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and our products, if we resume the development of any product candidates, could be subject to restrictions or withdrawal from the market.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, we may not be able to identify additional therapeutic opportunities for our product candidates or to expand our portfolio of products.

Although we have suspended our research and development activities, if we resume the development of product candidates, we may explore other therapeutic opportunities for our product candidates and seek to develop and commercialize a portfolio of new product candidates.

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

Because we have in the past, and may in the future, have limited financial and managerial resources, we may focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other potential products or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials, and to perform data collection and analysis of our product candidates. We have expected in the past, and may in the future expect, to rely on these third parties to conduct clinical trials of any other potential products that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our program. In addition, any CRO that we retain will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers are on trial-by-trial and project-by-project bases. Typically, we may terminate the agreements with notice and occasionally the third party service provider may terminate the agreement without notice. Typically, we are responsible for the third party’s incurred costs and occasionally we have to pay cancellation fees. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

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

We have no manufacturing capacity or experience and have relied in the past, and may in the future rely, on third-party manufacturers for the development and commercialization of our product candidates, if we resume development of any product candidates, in accordance with manufacturing regulations.

We do not currently, nor currently intend to, operate manufacturing facilities for clinical or commercial production of our product candidates, if we resume the development of any product candidates. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture any potential product candidates and potential products on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have relied in the past, and may in the future rely, on third-party manufacturers to produce the active pharmaceutical ingredient and final drug product for our clinical trials. In the past, we only had one supplier of active pharmaceutical ingredient. We managed such production with all our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We do not have long-term agreements with any of these or any other third-party suppliers. To the extent we terminate our existing supplier arrangements in the future and seek to enter into arrangements with alternative suppliers, we might experience a delay in our ability to obtain adequate supply for our clinical trials and commercialization. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if and when they are approved. Our third-party manufacturers have made only a limited number of lots of our product candidates to date and have not made any commercial lots. The manufacturing processes for our product candidates have never been tested at commercial scale, and the process validation requirement has not yet been satisfied for any product candidate. These manufacturing processes and the facilities of our third-party manufacturers will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of our product candidates, and thereafter on an ongoing basis. Some of our third-party manufacturers have never been inspected by the FDA and have not been through the FDA approval process for a commercial product. Some of our third-party manufacturers are subject to FDA inspection from time to time. Failure by these third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 inspectional observations, warning letters or injunctions or the loss of operating licenses. Based on the severity of the regulatory action, our clinical or commercial supply of our product candidates could be interrupted or limited, which could have a material adverse effect on our business.

With respect to commercial production of our product candidates in the future, to the extent we resume the development of any product candidates, we plan on outsourcing production of the active pharmaceutical ingredients and final product manufacturing if and when approved for marketing by the applicable regulatory authorities. This process is difficult and time consuming and we can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.

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

Before a third party can begin the commercial manufacturing of our product candidates and potential products, if we resume the development of any product candidates, their manufacturing facilities, processes and quality systems must be in compliance with applicable regulations. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost effective manner. If contract manufacturers fail to pass such inspection, our commercial supply of drug substance will be significantly delayed and may result in significant additional costs. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and comparable non-U.S. regulatory authorities, before and after product approval, and must comply with cGMP. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our products, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.

Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, will require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s regulations, or comparable foreign requirements. This review may be costly and time consuming and could delay or prevent us from conducting clinical trials or launching a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our future product candidates.

We plan to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our future product candidates outside of the United States if we resume development of any product candidates. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. To the extent such collaborators have programs that are competitive with our product candidates, they may decide to focus time and resources on development of those programs rather than our product candidates.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates and are not able to establish collaborations, we may have to alter our development and commercialization plans.

Although we have suspended our research and development activities, if we resume the development of any product candidates, the development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

If we encounter delays in our development or clinical trials, to the extent we resume the development of any product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Our commercial success may depend significantly on maintaining and expanding patent protection for our product candidates, especially to the extent that we resume the development of any product candidates, as well as successfully defending our current and future patents against third-party challenges. As of June 30, 2017, we own at least 50 issued patents and have at least 40 pending patent applications in the United States and a number of foreign jurisdictions relating to our current product candidates and proprietary technology. See “Business—Intellectual Property” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information about our issued patents and patent applications. Our intellectual property consists of patents and pending patent applications related to our product candidates and other proprietary technology which cover compositions of matter, methods of use, combinations with other glaucoma products, formulations, polymorphs and the protection of the optic nerve. For trabodenoson, the composition of matter patents are scheduled to expire in 2025 and 2026, in Europe and the United States, respectively. The trabodenoson polymorph US patent is scheduled to expire in 2033.

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

We may infringe the intellectual property rights of others, which, to the extent we resume the development of any product candidates, may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.

Our commercial success may depend significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our product candidates or potential products have infringed or may in the future, to the extent we resume the development of any product candidates, infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.

Moreover, patent applications are in some cases maintained in secrecy until patents are accepted or issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our product candidates or potential products infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that our product candidates or potential products have infringed or may in the future, to the extent we resume the development of any product candidates, infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products, to the extent we resume development of any product candidates, unless we acquire or obtain a license under the applicable patents or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. To the extent we resume development of any product candidates, any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates, to the extent we resume the development of any product candidates, or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may face claims of infringement, misappropriation or other violations of the rights of third-party intellectual property holders.

Although we have suspended our research and development activities, if we resume the development of any product candidates, pharmaceutical companies, biotechnology companies and academic institutions may compete with us in the commercialization of our product candidates, including trabodenoson for use in ophthalmic indications and filing patent applications potentially relevant to our business. In order to contend with the strong possibility of third-party intellectual property conflicts, we periodically conduct freedom-to-operate studies, but such studies may not uncover all patents relevant to our business.

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

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we have not filed a patent application or where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal by the FDA to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products, to the extent we resume the development of any product candidates, or cause additional, material adverse effects upon our competitive business position and financial results.

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

We may be required to initiate litigation to enforce or defend our intellectual property. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for the operation of our business and, to the extent we resume the development of any product candidates, development activities or any future sales, marketing or distribution activities.

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

Although we have suspended our research and development activities, if we resume the development of any product candidates, we will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

Although we have suspended our research and development activities, if we resume the development of any product candidates, any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our patents and obtaining data exclusivity for our product candidates, to the extent we resume development of any product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA regulatory approval for our product candidates, to the extent we resume development of any product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

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

Risks Related to Our Business Operations and Industry

In the event we increase the size of our organization, we may experience difficulties in managing growth.

We are currently a small company with seventeen full-time employees as of August 1, 2017, and we outsource to consultants or other organizations a portion of our operations, including but not limited to research and development and conduct of clinical trials and certain administrative functions. If we resume the research and development of product candidates, or in order to commercialize product candidates, we will need to substantially increase our operations.

Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our management, personnel and systems currently in place may not be adequate to support any future growth. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We are a clinical-stage company and it may be difficult for you to evaluate the success of our business to date and to assess our future viability, especially considering we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost.

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and developing our product candidates. We have not yet demonstrated our ability to successfully complete a pivotal Phase 3 clinical trial, obtain regulatory approval of a product candidate, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In July 2017, we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We have engaged Perella Weinberg Partners as a financial advisor to assist us in pursuing strategic alternatives. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history and more experience with late stage development and commercialization of product candidates.

In addition, as a new business, we have and may continue to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we market any products, we will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of David P. Southwell, our President and Chief Executive Officer, Rudolf A. Baumgartner, M.D., our Executive Vice President and Chief Medical Officer, or Dale Ritter, our Vice President—Finance, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not currently carry “key person” insurance on the lives of members of executive management. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

If we engage in acquisitions or mergers in the future, we will incur a variety of costs and we may never realize the anticipated benefits of such transactions.

We may attempt to acquire companies, businesses, technologies, services, products or other product candidates or merge with other companies in the future that we believe are a strategic fit with our business. We have no present agreement regarding any material acquisitions or other transactions. However, if we do undertake any acquisitions or mergers, the process of integrating an acquired or merged business, technology, service, product candidates or potential products into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of acquired or merged companies, which may reduce the value of the acquisition or merger, or give rise to additional integration costs. Future acquisitions or mergers could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions or mergers could also result in our stockholders owning less than 50% of the surviving entity, the incurrence of debt, actual or contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition or merger.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We will face an even greater risk if we commercially sell our product candidates or any other potential products that we develop. We maintain product liability insurance with an aggregate limit of $10 million that covers our clinical trials and we plan to maintain insurance against product liability lawsuits for commercial sale of our product candidates. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products or product candidates has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and product candidates and, potentially in the future, commercial use of our product candidates, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.

For example, we may be sued if any product or product candidate we have developed or will develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the third quarter of fiscal year 2017, our common stock has traded below $1.00. If the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected and the delisting could constitute a fundamental change under the indenture governing our 2021 Convertible Notes.

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

If a delisting occurs and we are unable to list such shares on any of on any of The New York Stock Exchange, The NASDAQ Global Select Market, The NASDAQ Capital Market or other exchange such event would constitute a “fundamental change” under the indenture governing our 2021 Convertible Notes. If a fundamental change were to occur, we would be required to make an offer to purchase our convertible notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest, and complete such purchase within a couple of months after the effective date of the fundamental change. We cannot provide assurance that a delisting will not occur under the above-mentioned circumstances. The occurrence of delisting would have a material adverse effect upon our business, results of operations, financial condition and liquidity, and would substantially adversely impact the trading price of our common stock and other securities, and would require us to refinance our convertible notes which could result in a voluntary or involuntary bankruptcy proceeding if such a refinancing is unsuccessful.

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price of our shares.

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 per share and a low of $0.85 per share through August 1, 2017.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. In fact, following our announcement of the results of our Phase 3 monotherapy clinical trial on January 3, 2017, the price of our common stock dropped $4.35 per share, or 71%, from $6.10 per share as of the close of business on December 30, 2016, to $1.75 per share as of the close of business on January 3, 2017. Also, following our announcement of the results of our Phase 2 FDC clinical trial on July 7, 2017, the price of our common stock dropped $0.78 per share, or 45%, from $1.73 per share as of the close of business on July 7, 2017, to $0.95 per share as of the close of business on July 10, 2017. The closing price of our common stock was $0.92 on August 1, 2017. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because our stock price declined following our announcement of the results of our Phase 3 clinical trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension and the results of our Phase 2 FDC clinical trial. On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our Phase 2 and Phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and December 30, 2016, as well as interest and attorneys’ fees and costs. The Company will vigorously defend plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the plaintiff in any regard. This litigation or future litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in this or future litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of June 30, 2017, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 51% of our common stock.

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

In April 2016, we entered into a sales agreement with Cowen and Company, LLC to sell shares of our common stock up to a maximum aggregate offering price of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM”). We did not sell any shares of common stock pursuant to the ATM during the six months ended June 30, 2017. At June 30, 2017, $45.6 million was available for sale of common stock under the ATM.

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

As of December 31, 2016, we had federal and state net operating losses of approximately $105.3 million and $62.7 million, respectively, which may be utilized against future federal and state income taxes, respectively. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, or prior or future issuances of our common stock, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. NOL limitations could result from a change-in-control where a merger partner could own greater than 50% of our common stock after the merger transaction. Limitations imposed on our ability to utilize NOLs could cause federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, or have occurred in the past, we may not derive some or all of the expected benefits from our NOLs. We have determined that we have experienced prior ownership changes occurring in 2005, 2007, and 2015. NOLs generated prior to these changes, although subject to an annual limitation, can be utilized in future years as well as any post change NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

INOTEK PHARMACEUTICALS CORPORATION

August 3, 2017	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

August 3, 2017	By:	/s/ Dale Ritter
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