Form 10-Q
period 2017-09-30
INOTEK PHARMACEUTICALS CORP
filed 2017-11-08
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 27,222,745 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our ability to complete the Proposed Merger with Rocket Pharmaceuticals, Ltd. (as further described and defined below) at all or on acceptable conditions that will not reduce the anticipated benefits of the Proposed Merger;

•	our ability to obtain stockholder approvals required for the Proposed Merger;
•

our ability to obtain required approvals by the Securities and Exchange Commission (“SEC”) or any other governmental or quasi-governmental entity necessary to consummate the Proposed Merger, including our ability to file an effective proxy statement in connection with the Proposed Merger, which may also result in unexpected additional transaction expenses and operational cash expenditures on the parties;

•	our ability to consummate the Proposed Merger on an acceptable time frame;
•	the anticipated benefits of the Proposed Merger;
•	liquidity and market for shares prior to and following the consummation of the Proposed Merger;
•	our listing on the Nasdaq Global Market;
•	costs and potential litigation associated with the Proposed Merger;
•	our ability to issue our common stock in the Proposed Merger;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	our expectations regarding the Proposed Merger, strategic alternatives or operations, licensing and acquisitions; and
•	anticipated trends and challenges in our business and the markets in which we operate.

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

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$49,146	$29,798
Short-term investments	53,979	96,675
Prepaid expenses and other current assets	747	1,876
Total current assets	103,872	128,349
Property and equipment, net	615	1,130
Other assets	168	168
Total assets	$104,655	$129,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$383	$1,592
Accrued expenses and other current liabilities	2,900	4,246
Accrued interest	484	1,204
Total current liabilities	3,767	7,042
2021 Convertible Notes, net of issuance costs	49,390	48,960
Other long-term liabilities	423	477
Total liabilities	53,580	56,479

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at September 30, 2017 and December 31, 2016; 27,222,745 and 26,986,318 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	272	270
Additional paid-in capital	314,332	311,829
Accumulated deficit	(263,504)	(238,877)
Accumulated other comprehensive loss	(25)	(54)
Total stockholders’ equity	51,075	73,168
Total liabilities and stockholders’ equity	$104,655	$129,647

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$(2,818)	$(8,412)	$(13,539)	$(22,492)
General and administrative	(3,895)	(2,311)	(8,996)	(7,148)
Loss from operations	(6,713)	(10,723)	(22,535)	(29,640)

Interest expense	(901)	(525)	(2,666)	(525)
Interest income	219	120	574	285
Net loss	$(7,395)	$(11,128)	$(24,627)	$(29,880)

Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.41)	$(0.91)	$(1.12)

Weighted-average number of shares outstanding—basic and diluted	27,041,324	26,930,730	27,007,567	26,660,126

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,395)	$(11,128)	$(24,627)	$(29,880)
Other comprehensive income:
Net unrealized income (loss) on marketable securities	48	(15)	29	13
Total comprehensive loss	$(7,347)	$(11,143)	$(24,598)	$(29,867)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,627)	$(29,880)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	430	82
Noncash rent	(45)	(46)
Noncash asset impairment charge	423	—
Amortization of premium on marketable securities	184	164
Depreciation	162	111
Stock-based compensation	2,488	1,978
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,145	(340)
Accounts payable	(1,209)	144
Accrued expenses and other liabilities	(2,075)	1,659
Net cash used in operating activities	(23,124)	(26,128)

Cash flows from investing activities:
Purchases of short-term investments	(27,204)	(69,070)
Proceeds from the maturities of short-term investments	69,727	45,636
Purchases of property and equipment	(70)	(344)
Net cash provided by (used in) investing activities	42,453	(23,778)

Cash flows from financing activities:
Proceeds from issuance of 2021 Convertible Notes	—	52,000
Payments of 2021 Convertible Notes issuance costs	—	(3,262)
Net proceeds from issuance of common stock	—	3,997
Proceeds from issuance of common stock pursuant to stock option plans	—	88
Proceeds from issuance of common stock pursuant to employee stock purchase plan	35	45
Payments made for taxes of employees who surrendered shares related to unrestricted stock	(16)	—
Net cash provided by financing activities	19	52,868

Net change in cash and cash equivalents	19,348	2,962
Cash and cash equivalents, beginning of period	29,798	80,042
Cash and cash equivalents, end of period	$49,146	$83,004

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,957	$—

Supplemental disclosure of noncash investing and financing activities:
Net unrealized gain on marketable securities	$29	$13

The accompanying notes are an integral part of these consolidated financial statements.

INOTEK PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Organization and Operations

Inotek Pharmaceuticals Corporation (the “Company” or “Inotek”), located in Lexington, MA, is a clinical-stage biopharmaceutical company which had been focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. The Company had been developing trabodenoson in a monotherapy and in a fixed-dose combination therapy (“FDC”) to treat glaucoma. After failing to meet the primary endpoints in its first pivotal Phase 3 trial of trabodenoson monotherapy for the treatment of primary open-angle glaucoma or ocular hypertension in January 2017 and its Phase 2 FDC clinical trial of trabodenoson and latanoprost for the treatment of glaucoma in July 2017, Inotek voluntarily discontinued its development of trabodenoson.

The Company engaged Perella Weinberg Partners, LP (“Perella Weinberg”) as a financial advisor to assist in pursuing strategic alternatives. On September 12, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Rocket Pharmaceuticals, Ltd., a privately held biopharmaceutical company (“Rocket”) and Rome Merger Sub, a wholly owned subsidiary of the Company (“Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into Rocket (the “Proposed Merger”) at the Effective Time of the Proposed Merger, as defined in the Merger Agreement, with Rocket continuing after the Proposed Merger as the surviving company and a wholly-owned subsidiary of the Company. The consummation of the Proposed Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of the Company’s stockholders and Rocket, including the approval of the charter amendments by the Company’s stockholders, and the preparation of a proxy statement. The preliminary proxy statement was filed on October 12, 2017.

Subject to the terms and conditions of the Merger Agreement, the percentage of the combined company that the Company’s stockholders will own following the closing of the Proposed Merger is subject to an adjustment based on the amount of the Company’s net cash at the closing. On a pro forma basis, based upon the number of shares of the Company’s common stock to be issued in the Proposed Merger, following the closing of the Proposed Merger, if it is approved and consummated, the Company’s current stockholders would own approximately 19% of the combined company and current Rocket shareholders would own approximately 81% of the combined company if the Company has a valuation of at least $47,000, which is based on a projected net cash balance (or cash and cash equivalents minus outstanding liabilities) at the closing of $42,000, plus an additional $5,000 of enterprise value. Under the terms of the Merger Agreement, Rocket has a stipulated valuation of $200,000 which is not subject to any adjustments. Ten days prior to the closing, the Company’s estimated net cash at closing will be mutually agreed upon and the final exchange ratio will be calculated based on the relative values of the parties as described in the Merger Agreement. If the Company’s net cash at closing is within a range of $40,500 to $43,500, no adjustment will be made to the foregoing split. There can be no assurance as to the Company’s level of net cash between now and the planned closing.

The Merger Agreement contains a customary “no-shop” provision under which neither the Company nor Rocket is permitted to (i) solicit any alternative acquisition proposals, (ii) participate in any negotiations or discussions with any person relating to any alternative acquisition proposal, (iii) approve, endorse or recommend any alternative acquisition proposal, or (iv) enter into any agreement relating to any alternative acquisition proposal. The Company’s “no-shop” provision is subject to certain exceptions that permit the board of directors of the Company to comply with its fiduciary duties, which, under certain circumstances, would enable the Company to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement provides each of the Company and Rocket with specified termination rights. If the Merger Agreement is terminated by the Company to accept a superior acquisition proposal or under other circumstances specified in the Merger Agreement, the Company will be required to pay to Rocket or Rocket will be required to pay the Company, as the case may be, a termination fee of $2,000 (the “Termination Fee”). Further, in connection with the termination of the Merger Agreement if the Company’s stockholders do not approve the Merger Agreement, the Company has agreed to reimburse Rocket for its out-of-pocket fees and expenses of up to $500.

The Merger Agreement provides that, immediately following the Effective Time, as defined in the Merger Agreement, the board of directors of the combined company will consist of up to seven individuals, two of whom shall be designated by the Company (and mutually agreeable to Rocket) and the other five of whom shall be designated by Rocket (until each of their respective successors are duly elected or appointed and qualified or their earlier death, resignation or removal). In connection with the Proposed Merger, the Company will seek to amend our certificate of incorporation to: (i) effect a reverse split of the Company’s common stock at a ratio to be determined by the Company, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied, and (ii) change the name of the Company to “Rocket Pharmaceuticals, Inc.” and (iii) declassify the Company’s Board of Directors, subject to the consummation of the Proposed Merger.

In September 2017, the Company entered into separation agreements with ten of its employees. Pursuant to the separation agreements, the Company agreed to provide severance payments and continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost) for up to six months, primarily depending on duration of service. The Company recorded a charge to operations for an aggregate of $783 in the three and nine months ended September 30, 2017 for these terminations, of which $745 and $38 was reflected in research and development and general and administrative expenses, respectively, in each such period. As of September 30, 2017, the Company had $719 of accrued severance and benefits related to these ten former employees.

In addition, for each of the ten terminated employees, the Company accelerated the vesting of all unvested Restricted Stock Units and stock options held by the employee and recorded an incremental charge of $158 in the three and nine months ended September 30, 2017, of which $142 and $16 was reflected in research and development and general and administrative expenses, respectively, in each such period (see Note 6).

In addition, the Company amended employment agreements with the remaining seven current employees (see Note 7).

In April 2016, the Company filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale of up to $200,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and units; and (ii) a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $50,000 of the Company’s common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50,000 of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. The Company did not sell any shares of common stock pursuant to the ATM during the three and nine months ended September 30, 2017. At September 30, 2017, $45,599 was available for sale of common stock under the ATM. Additionally, in 2016 the Company issued $52,000 aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to its Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98,000 as of September 30, 2017.

As of September 30, 2017, the Company had an accumulated deficit of $263,504 and $103,125 of cash and cash equivalents and short-term investments.

Although the Company has suspended its research and development activities, if the Company resumes the development of any product candidates, it will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates and will need to obtain additional financing to fund its operations and to conduct trials for its product candidates. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch and continued marketing of its products. The Company expects aggregate operating expenses will not increase in 2017 over 2016, but has incurred expenses related to strategic alternatives and the Proposed Merger and expects to continue to incur expenses related to the Proposed Merger.

2. Significant Accounting Policies

Basis of Presentation—The Company’s interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts in the consolidated balance sheets to conform to the current period presentation. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Inotek Securities Corporation, Inotek Ltd and Rome Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from short-term investments as of September 30, 2017 and December 31, 2016.

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

Short-term Investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three and nine months ended September 30, 2017 and 2016. There were $48 and $29 of net unrealized gains on short-term investments for the three and nine months ended September 30, 2017, respectively. There were $15 of net unrealized losses and $13 of net unrealized gains on short-term investments for the three and nine months ended September 30, 2016, respectively.

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

Short-term investments at September 30, 2017 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,284	$—	$—	$11,284
Agency bonds	2,005	—	—	2,005
United States Treasury securities	40,715	—	(25)	40,690
	$54,004	$—	$(25)	$53,979

Short-term investments at December 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$22,046	$—	$—	$22,046
Agency bonds	5,917	—	(4)	5,913
United States Treasury securities	68,766	1	(51)	68,716
	$96,729	$1	$(55)	$96,675

At September 30, 2017 and December 31, 2016, all short-term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at September 30, 2017 and December 31, 2016.

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

Impairment of Long-Lived Assets—The Company assesses the recoverability of its long-lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and charged to operating results (See Note 3).

Debt Issuance Costs—Debt issuance costs consist of underwriting discounts and offering-related costs incurred by the Company in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on the Company’s consolidated balance sheets. The Company amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method. (See Note 5). Amortization of debt issuance costs was $147 and $430 in the three and nine months ended September 30, 2017, and $82 in the three and nine months ended September 30, 2016.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and amounts. The Company estimates the fair value of its 2021 Notes using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input due to limited market trading. As of September 30, 2017, the fair value of the 2021 Notes was approximately $40,690, which differed from its carrying value. The Company’s assets and liabilities measured at fair value on a recurring basis include its short-term investments.

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

The following table sets forth the computation of basic and diluted EPS attributable to the Company’s common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss applicable to common stockholders	$(7,395)	$(11,128)	$(24,627)	$(29,880)

Denominator:
Weighted average common shares outstanding - basic and diluted	27,041,324	26,930,730	27,007,567	26,660,126
Net loss per share applicable to common stockholders - basic and diluted	$(0.27)	$(0.41)	$(0.91)	$(1.12)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares issuable upon conversion of the 2021 Convertible Notes	6,483,791	6,483,791	6,483,791	6,483,791
Warrants exerciseable for common stock	56,408	56,408	56,408	56,408
Stock options	2,362,083	2,706,029	2,362,083	2,706,029
Restricted Stock Units	1,086,875	—	1,086,875	—
Total	9,989,157	9,246,228	9,989,157	9,246,228

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements— In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under ASC 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual period beginning after January 1, 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3. Property and Equipment

At September 30, 2017 and December 31, 2016, the Company’s property and equipment consisted of the following:

	Useful lives	September 30, 2017	December 31, 2016
Office equipment	5 years	$357	$407
Computer hardware and software	3 - 7 years	96	263
Laboratory equipment	5 years	—	446
Leasehold improvements	7 years	445	445
Assets held for sale		14	—
Total		912	1,561
Less: accumulated depreciation		(297)	(431)
Property and equipment, net		$615	$1,130

During the three and nine months ended September 30, 2017, the Company recognized $38 and $162 of depreciation expense, respectively, and wrote off $217 of fully depreciated net assets in the nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recognized $39 and $111 of depreciation expense, respectively.

During the three months ended September 30, 2017, the Company voluntarily discontinued its development of trabodenoson and classified its equipment used in the production of trabodenoson as held for sale. The Company performed an impairment assessment of this equipment by comparing the equipment’s carrying value to its estimated fair value, which was based on prices obtained for similar assets. The analysis resulted in an impairment of the Company’s laboratory equipment of $423 which was charged to research and development expenses in the three and nine months ended September 30, 2017.

4. Accrued Expenses and Other Current Liabilities

At September 30, 2017 and December 31, 2016, the Company’s accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Severance and benefits	$930	$544
Compensation and benefits	706	1,627
Government payable	499	478
Professional fees	455	311
Research and development	209	1,148
Other	101	138
Total	$2,900	$4,246

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant as of September 30, 2017 and December 31, 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. As of September 30, 2017, the stated interest rate was 5.75%, and the effective interest rate was 7.3%. For the three months ended September 30, 2017, interest expense related to the 2021 Convertible Notes was $901, including $147 related to amortization of the debt discount. For the nine months ended September 30, 2017, interest expense related to the 2021 Convertible Notes was $2,666, including $430 related to amortization of the debt discount. For the three and nine months ended September 30, 2016, interest expense related to the 2021 Convertible Notes was $533, including $82 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2017:

September 30, 2017
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	652
Carrying value	$49,390

6. Equity

Authorized Shares

As of September 30, 2017, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Company’s board of directors. At September 30, 2017 and December 31, 2016, there were 27,222,745 and 26,986,318 shares of common stock outstanding, respectively.

Equity Plans

The Company maintains three equity compensation plans: the 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”) and the 2014 Employee Stock Purchase Plan (“ESPP”).

2014 Stock Option and Incentive Plan

The 2014 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2017 an additional 1,079,453 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2016. There were 562,316 shares available for issuance under the 2014 Plan as of September 30, 2017. The 2014 Plan expires in August 2024.

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

In September 2017, the Company accelerated the vesting of all unvested RSU’s and stock options held by the ten terminated employees (see Note 1) and recorded an incremental charge related to these modifications of $158 in the three and nine months ended September 30, 2017, of which $142 and $16 was reflected in research and development and general and administrative expenses, respectively, in each such period. The Company also modified the employment agreements with certain of its current employees such that in the event of a change in control, if the employee experiences a qualifying termination by the Company any time prior to or within 12 months of the change in control, all outstanding stock options and RSU’s will vest in full and become exercisable. The Company determined that the original awards were expected to vest under their original terms both prior to and after the modification. A comparison of the fair value of the outstanding stock awards immediately before and after the modification resulted in no incremental expense.

The following table summarizes stock option activity under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,664,832	$6.16
Granted	315,000	$1.80
Exercised	—
Cancelled	(624,248)	$6.42
Outstanding at September 30, 2017	2,355,584	$5.51	$—

Exercisable at September 30, 2017	1,424,501	$5.68	$—
Weighted-average years remaining on contractual life	8.07
Unrecognized compensation cost related to non-vested stock options	$3,568

 The weighted-average fair value of all stock options granted for the three and nine months ended September 30, 2017, was $1.43 per share. The exercise prices exceed the $1.78 per share closing price of common stock on September 30, 2017, therefore there is no intrinsic value of the outstanding 2014 Plan stock options.

The following table summarizes RSU activity under the 2014 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	470,000	$6.50
Granted	931,000	$1.60
Vested	(225,625)	$1.69
Cancelled	(88,500)	$1.70
Outstanding at September 30, 2017	1,086,875	$1.05

As noted above, all outstanding RSU’s were modified in September 2017. Therefore, the weighted average grant date fair value per share of outstanding RSU’s as of September 30, 2017, reflects the $1.05 per share fair value of the outstanding RSU’s as of the date of modification.

Shares issued for RSU’s that vested and settled during the three months ended September 30, 2017, included 13,082 shares of common stock surrendered by employees for payment of $16 of withholding taxes due.

2004 Stock Option and Incentive Plan

The following table summarizes stock option activity under the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,626	$40.58
Exercised	—
Expired	(2,281)	$40.58
Cancelled	(1,846)	$40.58
Outstanding at September 30, 2017	6,499	$40.58	$—

Exercisable at September 30, 2017	6,499	$40.58	$—
Weighted-average years remaining on contractual life	0.91
Unrecognized compensation cost related to non-vested stock options	$—

The exercise prices exceed the $1.78 per share closing price of common stock on September 30, 2017, therefore there is no intrinsic value of the outstanding 2004 Plan stock options.

Employee Stock Purchase Plan

In November 2014, the Company’s board of directors adopted and the stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of Common Stock under the Plan at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2017, 31,555 shares were added to the ESPP. As of September 30, 2017, there were 245,979 shares available for issuance under the ESPP.

 On May 31, 2017, 23,884 shares of common stock were purchased pursuant to the ESPP, resulting in proceeds to the Company of $35. The Company recorded $0 and $6 of stock-based compensation expense pursuant to the ESPP during the three and nine months ended September 30, 2017, respectively, and $23 and $43 of stock-based compensation expense pursuant to the ESPP during the three and nine months ended September 30, 2016, respectively.

Stock-Based Compensation

Stock-based compensation expense for options, RSU’s and the ESPP is reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$352	$358	$946	$883
General and administrative	559	448	1,542	1,095
Total	$911	$806	$2,488	$1,978

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

The Company recorded rent expense of $84 and $253 for the three and nine months ended September 30, 2017, respectively, and $66 and $190 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	Amount
2017	$102
2018	411
2019	421
2020	430
2021	439
Thereafter	520
Total	$2,323

Securities Litigation

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. On October 6, 2017, defendants filed a motion to dismiss the second amended complaint. The Company continues to vigorously defend itself against this claim.

From time to time, the Company may be subject to other various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Change-in-Control

In September 2017, the Company modified the employment agreements with certain of its current employees such that in the event of termination in connection with a change in control (“CIC”), the Company will provide these employees severance payments at each employee’s current monthly salary rate, and continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost) for up to six months primarily depending on duration of service. The Company also modified the employment agreements with certain of its named executive officers. In the event of a qualifying termination in connection with a CIC, for each of the Company’s Chief Medical Officer and Vice President, Finance, the Company will pay (i) twelve and six months’ severance, respectively, at each person’s current monthly salary rate, and (ii) continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for twelve and six months, respectively. In the event of a qualifying termination in connection with a CIC, in addition to the severance benefits previously provided to the Company’s Chief Executive Officer (consisting of a lump-sum payment equal to 18 months’ base salary), the Company agreed to provide continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for eighteen months. In addition, the Company has committed to pay to all seven remaining employees, if they are employees on the date of a CIC, a retention bonus, with the aggregate of all such retention bonuses equal to approximately $642.

Also, upon a CIC, the Company will owe Perella Weinberg a fee of $2,000.

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

8. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short-term investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$48,981	$48,981	$—	$—

Certificates of deposit	$11,284	$—	$11,284	$—
Agency bonds	2,005	—	2,005	—
United States Treasury securities	40,690	40,690	—	—
Short-term investments	$53,979	$40,690	$13,289	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (included in cash and cash equivalents)	$20,698	$20,698	$—	$—

Certificates of deposit	$22,046	$—	$22,046	$—
Agency bonds	5,913	—	5,913	—
United States Treasury securities	68,716	68,716	—	—
Short-term investments	$96,675	$68,716	$27,959	$—

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

Overview

We are a clinical-stage biopharmaceutical company which had been focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. We had been developing trabodenoson in a monotherapy and in a fixed-dose combination therapy (“FDC”) to treat glaucoma. After failing to meet the primary endpoints in our first pivotal Phase 3 trial of trabodenoson monotherapy for the treatment of primary open-angle glaucoma or ocular hypertension and our Phase 2 FDC clinical trial of trabodenoson and latanoprost for the treatment of glaucoma, we voluntarily discontinued our development of trabodenoson.

We have engaged Perella Weinberg Partners, LP (“Perella Weinberg”) as a financial advisor to assist us in pursuing strategic alternatives with a goal to enhance stockholder value, including the Proposed Merger (as further described and defined below), or if the Proposed Merger is not approved and consummated, the possibility of another merger or sale of the Company. On September 12, 2017, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Rocket Pharmaceuticals, Ltd., a privately held biopharmaceutical company (“Rocket”) and Rome Merger Sub, a wholly owned subsidiary of Inotek (“Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into Rocket (the “Proposed Merger”) at the Effective Time of the Proposed Merger, as defined in the Merger Agreement, with Rocket continuing after the Proposed Merger as the surviving company and a wholly-owned subsidiary of Inotek. We expect to devote significant time and resources to completion of the Proposed Merger, or, if the Proposed Merger is not approved and consummated, identifying and evaluating other strategic alternatives. However, there can be no assurance that such activities will result in the completion of the Proposed Merger or any other agreements or transactions that will enhance stockholder value. Further, the completion of the Proposed Merger, or of any other strategic transaction, ultimately may not deliver the anticipated benefits or enhance stockholder value.  Further, the consummation of the Proposed Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of our stockholders and Rocket, including the approval of the charter amendments by our stockholders, and the preparation of a proxy statement. The preliminary proxy statement was filed on October 12, 2017.

Subject to the terms and conditions of the Merger Agreement, the percentage of the combined company that our stockholders will own following the closing of the Proposed Merger is subject to an adjustment based on the amount of our net cash at the closing. On a pro forma basis, based upon the number of shares of our common stock to be issued in the Proposed Merger, following the closing of the Proposed Merger, if it is approved and consummated, our current stockholders would own approximately 19% of the combined company and current Rocket shareholders would own approximately 81% of the combined company if we have a valuation of at least $47.0 million, which is based on a projected net cash balance (or cash and cash equivalents minus outstanding liabilities) at the closing of $42.0 million, plus an additional $5.0 million of enterprise value. Under the terms of the Merger Agreement, Rocket has a stipulated valuation of $200.0 million which is not subject to any adjustments. Ten days prior to the closing, our estimated net cash at closing will be mutually agreed upon and the final exchange ratio will be calculated based on the relative values of the parties as described in the Merger Agreement. If our net cash at closing is within a range of $40.5 million to $43.5 million, no adjustment will be made to the foregoing split. There can be no assurances as to our level of net cash between now and the planned closing.

The Merger Agreement contains a customary “no-shop” provision under which neither we nor Rocket is permitted to (i) solicit any alternative acquisition proposals, (ii) participate in any negotiations or discussions with any person relating to any alternative acquisition proposal, (iii) approve, endorse or recommend any alternative acquisition proposal, or (iv) enter into any agreement relating to any alternative acquisition proposal. Our “no-shop” provision is subject to certain exceptions that permit our board of directors to comply with its fiduciary duties, which, under certain circumstances, would enable us to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement provides each of us and Rocket with specified termination rights. If the Merger Agreement is terminated by us to accept a superior acquisition proposal or under other circumstances specified in the Merger Agreement, we will be required to pay to Rocket or Rocket will be required to pay us, as the case may be, a termination fee of $2 million (the “Termination Fee”). Further, in connection with the termination of the Merger Agreement if our stockholders do not approve the Merger Agreement, we have agreed to reimburse Rocket for its out-of-pocket fees and expenses of up to $0.5 million.

The Merger Agreement provides that, immediately following the Effective Time, as defined in the Merger Agreement, the board of directors of the combined company will consist of up to seven individuals, two of whom shall be designated by us (and mutually agreeable to Rocket) and the other five of whom shall be designated by Rocket (until each of their respective successors are duly elected or appointed and qualified or their earlier death, resignation or removal). In connection with the Proposed Merger, we will seek to amend our certificate of incorporation to: (i) effect a reverse split of our common stock at a ratio to be determined by us, which is intended to ensure that the listing requirements of the Nasdaq Global Market are satisfied, (ii) change our name to “Rocket Pharmaceuticals, Inc.” and (iii) declassify our board of directors, subject to the approval and consummation of the Proposed Merger.

In September 2017, we entered into separation agreements with ten of our employees. Pursuant to the separation agreements, we agreed to provide severance payments and continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost) for up to six months, primarily depending on duration of service.

In addition, we amended employment agreements with the remaining seven current employees (See Note 7 in the accompanying notes to the financial statements).

In April 2016, we filed a registration statement on Form S-3 containing two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by us of up to $200.0 million in the aggregate of an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants and; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under an at-the-market sales agreement with Cowen and Company, LLC (the “ATM”). The $50.0 million of common stock that may be issued and sold under the ATM reduces the available balance under the base prospectus by the amount issued. We did not sell any shares of common stock pursuant to the ATM during the nine months ended September 30, 2017. At September 30, 2017, $45.6 million was available for sale of common stock under the ATM. Additionally, in 2016 we issued $52.0 million aggregate principal amount of 5.75% Convertible Senior Notes due 2021 pursuant to a Prospectus Supplement to our Form S-3, (the “2021 Convertible Notes”), which further reduces the balance available under the base prospectus to $98.0 million as of September 30, 2017.

As of September 30, 2017, we had an accumulated deficit of $263.5 million and cash and cash equivalents and short-term investments aggregating $103.1 million. Based on current assumptions, we estimate we have sufficient funding to sustain operations into 2019. See “Liquidity and Capital Resources.”

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

Factors Affecting our Results of Operations

We are not currently developing trabodenoson. Based upon our current operating assumptions, we do not expect our aggregate operating expenses, excluding strategic transaction-specific expenses, to increase in 2017 over 2016. We may incur significant additional costs related to finalizing and closing the Proposed Merger.

We may need to obtain additional funding, if the Proposed Merger is not approved or consummated, in connection with our continuing operations or other strategic review processes. Adequate additional financing may not be available to us on acceptable terms, or at all.

Financial Overview

Revenue

We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products.

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

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us. We expect research and development expenses to decrease in the second half of 2017 compared to the first half of 2017 due to our decision in July 2017 to discontinue development of trabodenoson, and the termination of nine research and development employees in September 2017.

The following table summarizes our research and development expenses by type of activity for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Trabodenoson - direct clinical and non-clinical	$1,161	$5,753	$8,110	$16,332
Personnel and other expenses
Employee and consultant-related expenses	1,499	1,959	4,340	5,095
Facility expenses	113	137	392	371
Target validation expenses	25	480	593	516
Other expenses	20	83	104	178
Total personnel and other expenses	1,657	2,659	5,429	6,160
Total research and development expenses	$2,818	$8,412	$13,539	$22,492

We do not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefit the FDC product candidate trabodenoson with latanoprost. We have expended approximately $83 million for external development costs related to trabodenoson from inception through September 30, 2017.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our product candidates is highly uncertain. For example, we are not currently developing trabodenoson in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We expect to incur minimal external research and development expenses in the future, subject to the approval and consummation of the Proposed Merger.

General and Administrative Expenses

General and administrative expenses consist of compensation and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include travel costs, professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. General and administrative expense increased in the third quarter of 2017 as compared to the second quarter of 2017 and may increase further in the fourth quarter of 2017 as we continue to incur costs related to the Proposed Merger and our defense of the putative class action filed against us on January 6, 2017, amended on July 10, 2017, and September 5, 2017 (see Part II – Other Information, Item 1. Legal Proceedings).

Interest Expense

Interest expense relates to our 2021 Convertible Notes which are due in August 2021.

Interest Income

Interest income relates to interest earned from invested funds.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(2,818)	$(8,412)	$(5,594)
General and administrative	(3,895)	(2,311)	1,584
Loss from operations	(6,713)	(10,723)	(4,010)

Interest expense	(901)	(525)	376
Interest income	219	120	(99)
Net loss	$(7,395)	$(11,128)	$(3,733)

Research and development expenses

Research and development expenses decreased $5.6 million to $2.8 million for the three months ended September 30, 2017, as compared to $8.4 million for the three months ended September 30, 2016. This decrease primarily reflects $1.9 million of decreased clinical expenses related to our Phase 3 trial, MATrX-1, for which top-line results were announced in January of 2017 and $1.6 million of decreased clinical expenses related to our Phase 2 FDC clinical trial that commenced in October of 2016, for which top-line results were announced in July 2017. In addition, preclinical expense decreased $2.0 million due to reduced activity, employee-related expenses decreased $0.9 million due to reduced headcount and a reduction of the bonus accrual related to the employees terminated in September 2017 and consulting costs decreased $0.3 million. These decreases are partially offset by $0.7 million of severance expense related to employees terminated during the three months ended September 30, 2017, and an impairment charge of $0.4 million to write-down our laboratory equipment used in the production of trabodenoson to net realizable value, as we voluntarily discontinued our development of trabodenoson in July 2017.

General and administrative expenses

General and administrative expenses increased $1.6 million to $3.9 million for the three months ended September 30 , 2017, as compared to $2.3 million for the three months ended September 30, 2016. This increase primarily reflects $1.5 million of increased professional services fees related to the Proposed Merger and $0.4 million of increased legal expenses primarily related to our ongoing securities litigation that commenced in January of 2017 and patents. These increases are partially offset by decreased employee-related expenses of $0.2 million due to decreased headcount.

Interest expense

Interest expense consists of coupon interest and amortization of debt issuance costs related to our 2021 Convertible Notes which we issued in August 2016 and which are due in August 2021.

Interest income

Interest income increased $0.1 million to $0.2 million for the three months ended September 30, 2017, as compared to $0.1 million for the three months ended September 30, 2016, primarily due to higher interest rates.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
(in thousands)
Operating expenses:
Research and development	$(13,539)	$(22,492)	$(8,953)
General and administrative	(8,996)	(7,148)	1,848
Loss from operations	(22,535)	(29,640)	(7,105)

Interest expense	(2,666)	(525)	2,141
Interest income	574	285	(289)
Net loss	$(24,627)	$(29,880)	$(5,253)

Research and development expenses

Research and development expenses decreased $9.0 million to $13.5 million for the nine months ended September 30, 2017, as compared to $22.5 million for the nine months ended September 30, 2016. This decrease primarily reflects $6.9 million of decreased clinical expenses related to our Phase 3 trial, MATrX-1, for which top-line results were announced in January of 2017, partially offset by $1.0 million of increased clinical expenses and supplies related to our Phase 2 FDC clinical trial, which was not enrolling patients in the 2016 period. In addition, preclinical expense decreased $2.8 million due to reduced activity, employee-related expenses decreased $1.0 million due to reduced headcount and consulting costs decreased $0.6 million. These decreases are partially offset by $0.8 million of severance expense related to employees terminated during the nine months ended September 30, 2017, and an impairment charge of $0.4 million to write-down our laboratory equipment used in the production of trabodenoson to net realizable value, as we voluntarily discontinued our development of trabodenoson in July of 2017.

General and administrative expenses

General and administrative expenses increased $1.8 million to $9.0 million for the nine months ended September 30, 2017, as compared to $7.1 million for the nine months ended September 30, 2016. This increase primarily reflects $1.5 million of increased professional services fees related to the Proposed Merger, $0.5 million of increased legal expenses primarily related to our ongoing securities litigation that commenced in January of 2017 and patents, and $0.4 million of increased stock-based compensation expense primarily related to restricted stock units granted during the fourth quarter of 2016 and the first quarter of 2017. These increases are partially offset by decreased employee-related expenses of $0.3 million due to decreased headcount and $0.3 million of decreased consulting costs.

Interest expense

Interest expense consists of coupon interest and amortization of debt issuance costs related to our 2021 Convertible Notes which we issued in August 2016 and which are due in August 2021.

Interest income

Interest income increased $0.3 million to $0.6 million for the nine months ended September 30, 2017, as compared to $0.3 million for the nine months ended September 30, 2016, primarily due to higher interest rates.

Liquidity and Capital Resources

Since inception, we have incurred accumulated net losses and negative cash flows from our operations. We incurred a net loss of $24.6 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $263.5 million and $103.1 million of cash and cash equivalents and short-term investments. We are obligated to pay approximately $1.5 million of interest on the 2021 Convertible Notes on each February 1 and August 1 of 2017 through 2021, and on August 1, 2021 the full outstanding principal, currently $52.0 million, is due and payable.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(23,124)	$(26,128)
Cash provided by (used in) investing activities	42,453	(23,778)
Cash provided by financing activities	19	52,868
Net increase in cash and cash equivalents	$19,348	$2,962

Net cash used in operating activities

Net cash used in operating activities was $23.1 million for the nine months ended September 30, 2017   and principally resulted from our net loss of $24.6 million and a $2.1 million net decrease in operating assets and liabilities, partially offset by $2.5 million in noncash stock-based compensation, $0.4 million of noncash interest expense and an impairment charge of $0.4 million related to the write-down of our laboratory equipment used in the production of trabodenoson to net realizable value, as we voluntarily discontinued our development of trabodenoson in July of 2017.

Net cash used in operating activities was $26.1 million for the nine months ended September 30, 2016, and principally resulted from our net loss of $29.9 million, partially offset by $2.0 million in noncash stock-based compensation and a $1.5 million net increase in operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $42.5 million for the nine months ended September 30, 2017, and related primarily to $69.7 million of proceeds from the maturity of short-term investments, partially offset by the purchase of $27.2 million of short-term investments.

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

Net cash provided by financing activities

Net cash provided by financing activities was $52.9 million for the nine months ended September 30, 2016, and reflects net proceeds of $48.7 million from the issuance of our 2021 Convertible Notes and net proceeds of $4.0 million from the issuance of common stock pursuant to our ATM.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We have discontinued development of trabodenoson and have entered into the Merger Agreement. We expect to continue to generate losses until the approval and consummation of the Proposed Merger, which is expected to occur in the first quarter of 2018, and thereafter if the Proposed Merger is not approved and consummated.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2017:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating facilities lease (1)	$2,323	$409	$846	$882	$186
2021 Convertible Notes (2)	63,960	2,990	5,980	54,990	—
Total	$66,283	$3,399	$6,826	$55,872	$186

(1)	Represents lease payments for our headquarters in Lexington, Massachusetts.
(2)	Represents principal and interest payments on our 2021 Convertible Notes.

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

In September 2017, we modified the employment agreements with certain of our current employees such that in the event of termination in connection with a CIC, we agreed to provide these employees severance payments, at each employee’s current monthly salary rate, and continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for up to six months, primarily depending on duration of service. In the event of a qualifying termination in connection with a CIC, we will pay severance costs to our Chief Executive Officer, Chief Medical Officer and Vice President, Finance, consisting of the following: (i) eighteen months, twelve months and six months of salary, respectively, at each person’s then-current monthly salary rate and (ii) continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for eighteen, twelve and six months, respectively. In addition, we have committed to pay to all seven remaining employees, if they are employees on the date of a CIC, a retention bonus, with the aggregate of all such retention bonuses equal to approximately $0.6 million.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $49.1 million at September 30, 2017, consisting primarily of funds in money market accounts. We also had $54.0 million in short-term investments consisting of certificates of deposit, agency bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe a sudden change in market interest rates would have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. On October 6, 2017, defendants filed a motion to dismiss the second amended complaint.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended September 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and stockholder approval and consummation and success of the Proposed Merger with Rocket Pharmaceuticals or other potential strategic alternatives. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

Risks Related to the Proposed Merger

If the Proposed Merger with Rocket is not consummated, Inotek’s business could suffer materially and Inotek’s stock price could decline.

The consummation of the Proposed Merger with Rocket is subject to a number of closing conditions, including approval by Inotek’s stockholders, approval by NASDAQ of Inotek’s application for initial listing of Inotek’s common stock in connection with the Proposed Merger, and other customary closing conditions. Inotek is targeting a closing of the transaction in the first quarter of 2018.

If the Proposed Merger is not consummated, Inotek may be subject to a number of material risks, and its business and stock price could be adversely affected, as follows:

•	Inotek has incurred and expects to continue to incur significant expenses related to the Proposed Merger with Rocket even if the Proposed Merger is not consummated.

•

The Merger Agreement contains covenants relating to Inotek’s solicitation of competing acquisition proposals and the conduct of Inotek’s business between the date of signing the Merger Agreement and the closing of the Proposed Merger. As a result, significant business decisions and transactions before the closing of the Proposed Merger require the consent of Rocket. Accordingly, Inotek may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company. If the Merger Agreement is terminated after Inotek has invested significant time and resources in the transaction process, Inotek will have a limited ability to continue its current operations without obtaining additional financing to fund its operations.

•	Inotek could be obligated to pay Rocket a $2,000,000 termination fee in connection with the termination of the Merger Agreement, depending on the reason for the termination.

•

Inotek’s customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the Proposed Merger as a poor reflection on its business or prospects.

•	Some of Inotek’s suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with Inotek as a result of the Proposed Merger.

•

As a result of the Proposed Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect Inotek’s ability to retain its key employees, who may seek other employment opportunities.

•	The market price of Inotek’s common stock may decline to the extent that the current market price reflects a market assumption that the Proposed Merger will not be completed.

In addition, if the Merger Agreement is terminated and Inotek’s board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Proposed Merger. In such circumstances, Inotek’s board of directors may elect to, among other things, divest all or a portion of Inotek’s business, or take the steps necessary to liquidate all of Inotek’s business and assets, and in either such case, the consideration that Inotek receives may be less attractive than the consideration to be received by Inotek pursuant to the Merger Agreement with Rocket.

Some of Inotek’s officers and directors have different interests that may influence them to support or approve the Proposed Merger.

Officers and directors of Inotek participate in arrangements that provide them with interests in the Proposed Merger that are different from its stockholders, including, among others, their continued service as a director of the combined company, retention and severance benefits, the acceleration of restricted stock and option vesting and continued indemnification. These interests, among others, may influence the officers and directors of Inotek to support or approve the Proposed Merger.

The Proposed Merger may be completed even though material adverse changes may result from the announcement of the Proposed Merger, industry-wide changes and other causes.

In general, either party can refuse to complete the Proposed Merger if there is a material adverse change affecting the other party between September 12, 2017, the date of the Merger Agreement, and the closing. However, some types of changes do not permit either party to refuse to complete the Proposed Merger, even if such changes would have a material adverse effect on Inotek or Rocket, to the extent they resulted from the following and do not have a materially disproportionate effect on Inotek or Rocket, as the case may be:

•	changes in general economic, business, financial or market conditions;

•	changes or events affecting the industries or industry sectors in which the parties operate generally;

•	changes in generally accepted accounting principles;

•	changes in laws, rules, regulations, decrees, rulings, ordinances, codes or requirements issued, enacted, adopted or otherwise put into effect by or under the authority of any governmental body;

•	changes caused by the announcement or pendency of the Proposed Merger;

•	changes caused by any action taken by either party with the prior written consent of the other party;

•

changes caused by any decision, action, or inaction by the U.S. Federal Drug Administration, which we refer to as the FDA, or another comparable foreign governmental body, with respect to any product candidate of either party;

•	changes caused by any act of war, terrorism, national or international calamity or any other similar event;

•	with respect to Inotek, a decline in Inotek’s stock price; or

•	with respect to Inotek, a change in the listing status of Inotek’s common stock on the NASDAQ Global Market.

If adverse changes occur but Inotek and Rocket must still complete the Proposed Merger, the combined company’s stock price may suffer.

The market price of the combined company’s common stock may decline as a result of the Proposed Merger.

The market price of the combined company’s common stock may decline as a result of the Proposed Merger for a number of reasons including if:

•	the combined company does not achieve the perceived benefits of the Proposed Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Proposed Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the Proposed Merger.

Inotek’s stockholders may not realize a benefit from the Proposed Merger commensurate with the ownership dilution they will experience in connection with the Proposed Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Proposed Merger, Inotek’s stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Proposed Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

During the pendency of the Proposed Merger, Inotek may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede the ability of Inotek or Rocket to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Proposed Merger. As a result, if the Proposed Merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of Inotek’s common stock, a tender offer for Inotek’s common stock, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to such party’s stockholders.

The amount of merger consideration is dependent on amount of net cash of Inotek as of a certain determination date prior to closing.

Subject to the terms of the Merger Agreement, the percentage of the combined company that Inotek stockholders will own as of the closing of the Proposed Merger is subject to adjustment at the closing based on the level of Inotek’s net cash as of a certain determination date prior to closing. The level of net cash as of that determination date will be reduced by certain specified liabilities, as defined further in the Merger Agreement, including out-of-pocket costs in connection with any stockholder litigation filed against Inotek and related parties related to the Merger Agreement, including amounts payable to financial advisors and attorneys that are paid, incurred or expected to be incurred, payable or subject to reimbursement by Inotek. Thus, Inotek’s liabilities, including costs in defending against litigation, insofar as these liabilities reduce net cash, may reduce the percentage of the combined company that Inotek stockholders will own as of the closing of the Proposed Merger. Based on Inotek’s current level of net cash and taking into account Inotek’s projected expenses in connection with the proposed transaction, if the Proposed Merger were to close today, the stockholders of Inotek would own approximately 19% of the combined company on a fully-diluted basis and current Rocket shareholders would own approximately 81% of the combined company on a fully-diluted basis. However, in addition to the specified liabilities referenced above, any reductions in Inotek’s net cash balance caused by unexpected liabilities may also reduce the ownership percentage held by Inotek stockholders as of the closing of the Proposed Merger. There can be no assurances as to Inotek’s level of net cash between now and closing.

Because the lack of a public market for Rocket’s ordinary shares makes it difficult to evaluate the fairness of the Proposed Merger, Rocket’s shareholders may receive consideration in the Proposed Merger that is greater than or less than the fair market value of Rocket’s ordinary shares.

The outstanding share capital of Rocket is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Rocket. Since the percentage of Inotek’s equity to be issued to Rocket’s shareholders was determined based on negotiations between the parties, it is possible that the value of the Inotek’s common stock to be issued in connection with the Proposed Merger will be greater than the fair market value of Rocket. Alternatively, it is possible that the value of the shares of Inotek’s common stock to be issued in connection with the Proposed Merger will be less than the fair market value of Rocket.

The combined company will incur significant transaction costs as a result of the Proposed Merger, including investment banking, legal and accounting fees. In addition, the combined company will incur significant consolidation and integration expenses which cannot be accurately estimated at this time. These costs could include the possible relocation of certain operations from Massachusetts to other offices of the combined company as well as costs associated with terminating existing office leases and the loss of benefits of certain favorable office leases. Actual transaction costs may substantially exceed Rocket’s estimates and may have an adverse effect on the combined company’s financial condition and operating results.

The Proposed Merger is expected to result in a limitation on Inotek’s ability to utilize our net operating loss carryforward.

Under Section 382 of the Code, use of Inotek’s net operating loss carryforwards, which we refer to as NOLs, will be limited if Inotek experiences a cumulative change in ownership of greater than 50% in a moving three year period. Inotek will experience an ownership change as a result of the Proposed Merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the Effective Time will be limited. The limitation will be determined by the fair market value of Inotek’s common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. Limitations imposed on Inotek’s ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The opinion received by Inotek’s board of directors from Perella Weinberg Partners has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the opinion.

Perella Weinberg Partners delivered its opinion to the board of directors of Inotek that, as of September 12, 2017, and based upon and subject to the various assumptions made, procedures followed, matters considered and qualifications and limitations set forth in its opinion, the exchange ratio provided for in the Merger Agreement was fair, from a financial point of view, to Inotek. The opinion does not speak as of the time the Proposed Merger will be completed or any date other than the date of such opinion. The opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of Inotek or Rocket, changes in general market and economic conditions or regulatory or other factors. Any such changes may materially alter or affect the relative values of Inotek and Rocket. Perella Weinberg Partners does not have any obligation to update, revise or reaffirm its opinion to reflect subsequent developments and has not done so.

Certain stockholders could attempt to influence changes within Inotek which could adversely affect Inotek’s operations, financial condition and the value of Inotek’s common stock.

Inotek’s stockholders may from time-to-time seek to acquire a controlling stake in Inotek, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt Inotek’s operations and divert the attention of the Inotek board of directors and senior management from the pursuit of the Proposed Merger. These actions could adversely affect Inotek’s operations, financial condition, Inotek’s ability to consummate the Proposed Merger and the value of Inotek common stock.

Inotek and Rocket may become involved in securities litigation and stockholder litigation in connection with the Proposed Merger, and this could divert the attention of Inotek and Rocket management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Inotek and Rocket may become involved in this type of litigation in connection with the Proposed Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Inotek, Rocket and the combined company.

If we do not successfully consummate the Proposed Merger with Rocket, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Proposed Merger with Rocket will be successfully consummated. If not, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; (iv) non-cancelable facility lease obligations and (v) obligations to holders of our 2021 Convertible Notes. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Our business to date has been almost entirely dependent on the success of trabodenoson, and we have recently decided to discontinue further development of trabodenoson and devote significant time and resources to identifying and evaluating strategic alternatives, including the Proposed Merger, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of trabodenoson, which was our only product candidate to enter clinical trials. In July 2017, we voluntarily discontinued our development of trabodenoson in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost.

We are evaluating strategic alternatives with a goal to enhance stockholder value, including the Proposed Merger with Rocket, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities.

There can be no assurance that the Proposed Merger with Rocket will be approved and close or that if it is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

We are substantially dependent on our remaining employees to facilitate the Proposed Merger with Rocket.

Our ability to successfully complete the Proposed Merger with Rocket depends in large part on our ability to retain certain of our remaining personnel, particularly David P. Southwell, our President and Chief Executive Officer, Rudolf A. Baumgartner, M.D., our Executive Vice President and Chief Medical Officer, and Dale Ritter, our Vice President—Finance. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Risks Related to the Reverse Stock Split

The reverse stock split may not increase Inotek’s stock price over the long-term.

The principal purpose of the reverse stock split is to increase the per-share market price of Inotek’s common stock above the minimum bid price requirement under the NASDAQ Listing Rules so that the listing of the combined company and the shares of Inotek common stock being issued in the Proposed Merger on either NASDAQ Global Market or NASDAQ Capital Market will be approved. It cannot be assured, however, that the reverse stock split will accomplish this objective for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of Inotek’s common stock, it cannot be assured that the reverse stock split will increase the market price of its common stock by a multiple of the reverse stock split ratio chosen by its board of directors in its sole discretion, or result in any permanent or sustained increase in the market price of Inotek’s common stock, which is dependent upon many factors, including Inotek’s business and financial performance, general market conditions, and prospects for future success. Thus, while the stock price of the combined company might meet the continued listing requirements for the NASDAQ Capital Market or the NASDAQ Global Market initially, it cannot be assured that it will continue to do so.

The reverse stock split may decrease the liquidity of Inotek’s common stock.

Although the board of directors believes that the anticipated increase in the market price of Inotek’s common stock could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for Inotek’s common stock.

The reverse stock split may lead to a decrease in Inotek’s overall market capitalization.

Should the market price of Inotek’s common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in Inotek’s overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the combined company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of Inotek’s common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on Inotek’s stock price due to the reduced number of shares outstanding after the reverse stock split.

Risks Related to Our Financial Position and Need for Additional Capital

We currently have no source of revenue and may never become profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our ability to generate revenue and become profitable has depended upon our ability to successfully complete the development of our product candidates for the treatment of ocular diseases, including glaucoma, and obtain the necessary regulatory approvals for our product candidates. We have never been profitable, have no products approved for commercial sale and to date, have not generated any revenues from product sales. In July 2017, we voluntarily discontinued our development of our product candidate, trabodenoson, in view of the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost. We have engaged Perella Weinberg as a financial advisor to assist us in pursuing the Proposed Merger. If the Proposed Merger is not approved and consummated, we plan to evaluate other strategic alternatives with a goal to enhance stockholder value. Even if we resume the development of product candidates and receive regulatory approval for the sale of our product candidates, we do not know when such product candidates will generate revenue, if at all, especially considering the results of our MATrX-1 Phase 3 clinical trial and Phase 2 FDC clinical trial of trabodenoson and latanoprost.

In addition, because of the numerous risks and uncertainties associated with approval and consummation of the Proposed Merger and with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

We have a history of net losses and anticipate that we will continue to incur net losses for the foreseeable future.

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $42.9 million and $68.0 million for the years ended December 31, 2016 and 2015, respectively. Our net losses were $24.6 million and $29.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $263.5 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we evaluate and pursue strategic alternatives with a goal to enhance stockholder value, including the Proposed Merger, or, if the Proposed Merger is not approved and consummated, another merger or sale of the Company. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess its future viability.

We are a biopharmaceutical company that was founded in 1999. Our operations to date have historically been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying and evaluating potential product candidates and delivery technologies, undertaking nonclinical studies, and developing our product candidate trabodenoson. We have discontinued our research and development activities relating to our product candidate that was in development. We have not demonstrated our ability to initiate clinical trials for product candidates other than trabodenoson, or successfully completed any clinical trials, including large-scale, pivotal clinical trials, obtained marketing approvals, manufactured a commercial scale medicine, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability, or any evaluation of our business or prospects, may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

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

Servicing our debt requires a significant amount of cash, and if the Proposed Merger with Rocket is not approved and consummated, we may not have sufficient cash flow from our business to pay our substantial debt.

We currently have no source of revenue. If the Proposed Merger with Rocket is not approved by our stockholders and consummated, we will be required to make scheduled payments of the principal and interest on or to refinance our indebtedness, including the 2021 Convertible Notes. We expect any continuing business would generate cash flow from operating activities sufficient to service our obligations under our 2021 Convertible Notes and any future indebtedness.

We may not have the ability to repurchase our 2021 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2021 Convertible Notes.

Holders of our 2021 Convertible Notes have the right to require us to repurchase their 2021 Convertible Notes upon the occurrence of a fundamental change, the occurrence of certain change of control transactions or delisting events, at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Convertible Notes surrendered therefor. In addition, our ability to repurchase the 2021 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2021 Convertible Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2021 Convertible Notes.

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

In the United States, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of business, including the purchase, lease, order or arranging for or recommending the purchase, lease or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. Although we have sought to structure our business arrangements in compliance with all applicable requirements, many healthcare fraud and abuse laws are broadly written, and it may be difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Federal Anti-Kickback Statute. The federal false claims and civil monetary penalties laws, including the civil False Claims Act prohibits any individual or entity from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The civil False Claims Act has been interpreted to prohibit presenting claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks have resulted in the submission of false claims to governmental healthcare programs. In addition, private individuals have the ability to bring actions on behalf of the government under the civil False Claims Act as well as under the false claims laws of several states. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we are prohibited from, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program.

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

Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties have complied and will in the future comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded federal or state healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Were this to occur, our business, financial condition and results of operations and cash flows may be materially adversely affected.

If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and our products, if we resume the development of any product candidates, could be subject to restrictions or withdrawal from the market.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. If we resume development of any product candidate, any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

If we reallocate our resources to acquire or develop one or more new product candidates, we may not be successful in developing such new product candidates and we will once again be subject to all the risks and uncertainties associated with research and development of products and technologies.

If the Proposed Merger is not approved and consummated, and we are unable to complete another strategic transaction, we may explore the possibility of reallocating our resources toward developing, acquiring, by acquisition or in-license, new product candidates. If we decide to acquire one or more new product candidates, we cannot guarantee that any such acquisition would result in the identification and successful development of one or more approved and commercially viable products. The development of products and technologies is subject to a number of risks and uncertainties, including:

•	the time, costs and uncertainty associated with the clinical testing required to demonstrate the safety and effectiveness of a product candidate to obtain regulatory approvals;

•	the ability to raise sufficient funds to fund the research and development of any one or more new product candidates;

•

the ability to find third party strategic partners to assist or share in the costs of product development, and potential dependence on such strategic partners, to the extent we may rely on strategic partners for future sales, marketing or distribution;

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

Risks Related to Our Reliance on Third Parties

We have depended on third parties to conduct some of the operations of our clinical trials and other portions of our operations, and we may not have been able to, and my not in the future be able to, control their work as effectively as if we performed these functions ourselves.

We have relied on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to oversee and conduct our clinical trials, and to perform data collection and analysis of our product candidates. We have expected in the past, and may in the future expect, if the Proposed Merger is not approved and consummated and we resume development of our product candidates, to rely on these third parties to conduct clinical trials of any other potential products that we develop. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our program. In addition, any CRO that we have retained and may retain in the future will be subject to the FDA’s regulatory requirements or similar foreign standards and we do not have control over compliance with these regulations by these providers. Our agreements with third-party service providers have been trial-by-trial and project-by-project bases. Typically, we have been able to terminate the agreements with notice and occasionally the third-party service provider have been able to terminate the agreement without notice. Typically, we have been responsible for the third party’s incurred costs and occasionally we have to pay cancellation fees. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. We also have relied on other third parties to store and distribute drug supplies for our clinical trials.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities, and we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, the protocols for the trial and the FDA’s regulations and international standards, referred to as Good Clinical Practice, or GCP, requirements, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Preclinical studies must also be conducted in compliance with other requirements, such as Good Laboratory Practice, or GLP, and the Animal Welfare Act. Managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We have had and currently have a small number of employees only one of which is in research and development, which limits the internal resources we have available to identify and monitor our third-party providers.

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

If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols according to regulatory requirements or for other reasons, our financial results and reputation could be harmed.

If we attempt to form collaborations in the future, we may not be able to do so.

If the Proposed Merger is not approved and consummated, and we are unable to complete another strategic transaction, we may attempt to form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to programs that we believe may complement or augment our business. We may face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. We may not be successful in our efforts to establish such a strategic partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

If we enter into a collaboration, we may be unable to realize the potential benefits of any collaboration.

If the Proposed Merger is not approved and consummated, and we are unable to complete another strategic transaction, we may enter into a collaboration with respect to the development and/or commercialization of one or more product candidates, and there is no guarantee that the collaboration would be successful. Collaborations may pose a number of risks, including:

•

collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

•	collaborators may not perform their obligations as expected;

•

any such collaboration may require us to relinquish potentially valuable rights to its current product candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

•

collaborators may cease to devote resources to the development or commercialization of our product candidates if the collaborators view our product candidates as competitive with their own products or product candidates;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting and expensive;

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	the collaborations may not result in us achieving revenues to justify such transactions; and

•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to resume further development or commercialization of the applicable product candidate.

As a result, a collaboration may not result in the successful development or commercialization of any potential future product candidates.

Risks Related to Intellectual Property

If we are sued for infringing the patent rights or misappropriating the trade secrets of third parties, such litigation could be costly and time consuming.

It is possible that we have failed, and may in the future fail, to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to their product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may have failed to identify relevant patents or patent applications or may have identified pending patent applications of potential interest but incorrectly predicted the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may have been unaware of one or more issued patents that would be infringed by our activities, or we may have incorrectly concluded that a third-party patent was invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover have covered our activities.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding patent rights with respect to our technology or products candidates, including interferences, oppositions and inter partes review proceedings before the U.S. Patent and Trademark Office (“USPTO”) and corresponding foreign patent offices. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our past or future product candidates, to the extent we resume development of any, may be subject to claims of infringement of the patent rights of third parties, who may assert infringement claims against us based on existing or future patent rights. Third parties may assert that we have employed their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our past and future product candidates and third parties could allege that our technology infringes such claims. Further, because patent applications can take many years to issue, third parties may have currently pending patent applications that may later result in issued patents that our future product candidates may infringe, or that such third parties claim are infringed by the use of our technologies. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either did not and do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on it. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s patent rights, we could be found liable for monetary damages and lose valuable intellectual property rights. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Parties making claims against us for infringement of their patent rights may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize any product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we have not filed a patent application or where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets. Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Further, the FDA, as part of its Transparency Initiative, a proposal by the FDA to increase disclosure and make data more accessible to the public, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that may in the future compete with our products, if the Proposed Merger is not approved and consummated and we resume the development of any product candidates, or cause additional, material adverse effects upon our competitive business position and financial results.

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

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of such competitors’ greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have historically had systems in place to remind us to pay these fees, and we employed an outside firm and relied on our outside counsel and our annuity service provider to pay these fees due to non-U.S. patent agencies.  However, since we have voluntarily discontinued development of trabodenoson, we have stopped maintaining the majority of our patents. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. This non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. The abandonment or lapse of our patents could have a material adverse effect on our business.

Risks Related to Our Business Operations and Industry

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

If the Proposed Merger is not approved and consummated and we explore other strategic alternatives or resume research and development of product candidates, interest rates and the ability to access credit markets could also adversely affect our business and results of operations. Similarly, these macroeconomic factors could affect the ability of our potential future contract manufacturers, sole-source or single-source suppliers or licensees to remain in business or otherwise manufacture or supply product. Failure by any of them to remain in business could affect our ability to develop and manufacture products.

If product liability lawsuits are successfully brought against us, our insurance may be inadequate and we may incur substantial liability.

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates. We will face an even greater risk if we, in the future, commercially sell our product candidates or any other potential products that we may develop. We maintain product liability insurance with an aggregate limit of $10 million that covers our clinical trials and we may maintain insurance against product liability lawsuits for commercial sale of our product candidates. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products or product candidates has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and product candidates and, potentially in the future, commercial use of our product candidates, for which our insurance coverage may not be adequate, and the cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial.

For example, we may be sued if any product or product candidate we have developed or will develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against product liability claims, it could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, damage our reputation and any potential further development of our product candidates could be delayed.

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

Any such incident could compromise the Company’s or such vendors’ networks, and the information stored by the Company or such vendors could be accessed, misused, shared publicly, corrupted, lost, held for ransom, or stolen, resulting in fraud, including wire fraud related to Company assets, corporate espionage, or other harm. Moreover, if a data security incident or breach affects the Company’s systems or such vendors’ systems or results in the unauthorized release of personally identifiable information, the Company’s reputation could be materially harmed and the Company may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition. In the event clinical or other medical data from patients that have been or may in the future be enrolled in clinical trials is exposed to unauthorized persons, either by the Company or the Company’s vendors, the Company could face challenges enrolling patients in any potential future trials. The Company’s insurance coverage may not cover or may be inadequate to cover the losses it could incur should the Company experience a major data security event.

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

We and our development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair any potential product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our business and reputation could be substantially harmed and any potential clinical trials or regulatory approvals could be suspended.

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

Our initial public offering was completed in February 2015. Therefore, there has only been a public market for our common stock for a short period of time. Our common stock is listed on NASDAQ. Since shares of our common stock were sold in our initial public offering in February 2015 at $6.00 per share, our stock price has reached a high of $19.45 per share and a low of $0.85 per share through November 3, 2017.

The trading price of our common stock is likely to continue to be volatile, and you can lose all or part of your investment in us. In fact, following our announcement of the results of our Phase 3 monotherapy clinical trial on January 3, 2017, the price of our common stock dropped $4.35 per share, or 71%, from $6.10 per share as of the close of business on December 30, 2016, to $1.75 per share as of the close of business on January 3, 2017. Also, following our announcement of the results of our Phase 2 FDC clinical trial on July 7, 2017, the price of our common stock dropped $0.78 per share, or 45%, from $1.73 per share as of the close of business on July 7, 2017, to $0.95 per share as of the close of business on July 10, 2017. The closing price of our common stock was $2.40 on November 3, 2017. In addition to other factors described in this “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Report on Form 10-Q for the quarterly period ended September 30, 2017, the non-approval by our stockholders or non-consummation or termination of the Merger Agreement may have a significant impact on the market price of our common stock.

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

We and our management are parties to a lawsuit which, if adversely decided against us, could adversely affect our business and cause the price of our common stock to continue to decrease. We may also be subject to other securities litigation in the future, which is expensive and could divert management attention.

Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because our stock price declined following our announcement of the results of our Phase 3 clinical trial of trabodenoson for the treatment of primary open-angle glaucoma or ocular hypertension and the results of our Phase 2 FDC clinical trial. On January 6, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding our Phase 2 and Phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of the Company’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. On October 6, 2017, defendants filed a motion to dismiss the second amended complaint. The Company will continue to vigorously defend plaintiff’s claims. This litigation or future litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in this or future litigation could also subject us to significant liabilities.

Our existing principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to our stockholders for approval.

As of September 19, 2017, our officers and directors, and stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 50% of our common stock.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of the Proposed Merger with Rocket or other mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders or noteholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder or noteholder, and they may act in a manner that advances their best interests and not necessarily those of other stockholders or noteholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock and 2021 Convertible Notes.

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

In August 2016, we issued $52.0 million aggregate principal amount of our 5.75% Convertible Senior Notes due 2021, or the 2021 Convertible Notes. The 2021 Convertible Notes are convertible at the option of the holder at an initial conversion rate of approximately 124.7505 shares of our common stock per $1,000 principal amount of 2021 Convertible Notes, which is equivalent to an initial conversion price of approximately $8.02 per share of our common stock, and is subject to adjustment upon certain events and conditions, including the issuance of stock dividends and payment of cash dividends. In addition, in certain circumstances, the conversion rate will also be increased with respect to a holder’s conversion of 2021 Convertible Notes in connection with the occurrence of one or more corporate events. A substantial number of shares of our common stock are reserved for issuance upon conversion of the 2021 Convertible Notes. The issuance of shares of our common stock upon conversion of the 2021 Convertible Notes would dilute the ownership interest of our common stockholders and may materially adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. As a result, we incur substantial legal, accounting and other expenses. Further, the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 2.     Unregistered Sales of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub	8-K	2.1	9/13/2017	001-36829

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	3/31/2015	001-36829

3.2	Amended and Restated By-Laws of the Registrant.	10-K	3.2	3/31/2015	001-36829

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	3/31/2015	001-36829

4.2	Base Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.1	8/5/2016	001-36829

4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between the Registrant and Wilmington Trust, National Association	8-K	4.2	8/5/2016	001-36829

4.4	Form of 5.75% Convertible Senior Note due 2021	8-K	4.3	8/5/2016	001-36829

10.1	Amendment to Offer Letter, effective as of August 7, 2017, by and between Inotek and Rudolf A. Baumgartner, MD	8-K	10.1	8/8/2017	001-36829

10.2	Amendment to Offer Letter, effective as of September 1, 2017, by and between Inotek and Dale Ritter	8-K	10.1	9/1/2017	001-36829

10.3	Amendment to Offer Letter, effective as of September 1, 2017, by and between Inotek and David Southwell	8-K	10.2	9/1/2017	001-36829

10.4	Amendment to Offer Letter, effective as of September 12, 2017, by and between Inotek and Rudolf A. Baumgartner, MD	8-K	10.1	9/13/2017	001-36829

10.5*	Form of Retention Bonus Letter
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOTEK PHARMACEUTICALS CORPORATION

November 8, 2017	By:	/s/ David P. Southwell
David P. Southwell
President, Chief Executive Officer and Director (Principal Executive Officer)

November 8, 2017	By:	/s/ Dale Ritter
Dale Ritter
Vice President–Finance (Principal Financial and Accounting Officer)