Form 10-K
period 2017-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2018-03-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36829

Rocket Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3475813
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

430 East 29th Street, Suite 1040 New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

(646) 440-9100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $45.4 million, based upon the closing price on the Nasdaq Global Market reported for such date. Shares of the registrant’s common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2018, there were 39,402,023 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in any case, to be filed within 120 days of the end of the period covered by this Annual Report.

Table of Contents

		Page
PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	26
Item 2.	Properties	49
Item 3.	Legal Proceedings	49
Item 4.	Mine Safety Disclosures	49

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
Item 6.	Selected Financial Data	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	65
Item 16.	Form 10-K Summary	67

Signatures		68
PRESENTATION NOTE: We implemented a 1-for-4 reverse stock split of our common stock on January 4, 2018. All share numbers and prices have been adjusted to reflect the reverse stock split.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the possibility that the businesses of Inotek Pharmaceuticals Corporation and Rocket Pharmaceuticals, Ltd. may not be integrated successfully or such integration may take longer to accomplish than expected;

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
•

the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
•

whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•

our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;

•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;
•	our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•	uncertainties associated with obtaining and enforcing patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our estimates regarding our capital requirements; and
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

Merger of Inotek Pharmaceuticals Corporation and Rocket Pharmaceuticals, Ltd.

On January 4, 2018, Inotek Pharmaceuticals Corporation (“Inotek”) and privately held Rocket Pharmaceuticals, Ltd. (“Private Rocket”) completed a business combination in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of September 12, 2017, by and among Inotek, Rome Merger Sub, a wholly owned subsidiary of Inotek (“Merger Sub”), and Private Rocket, pursuant to which Merger Sub merged with and into Private Rocket, with Private Rocket surviving as a wholly owned subsidiary of Inotek. This transaction is referred to as the “Reverse Merger.” Immediately following the Reverse Merger, Inotek changed its name to “Rocket Pharmaceuticals, Inc.” In connection with the closing of the Reverse Merger, our common stock began trading on The Nasdaq Global Market under the ticker symbol “RCKT” on January 5, 2018.

The Reverse Merger will be accounted for as a reverse merger under the acquisition method of accounting. After reviewing the relative voting rights, the composition of the board of directors and the composition of senior management of the combined company after the Reverse Merger, it was determined that Private Rocket will be treated as the accounting acquirer and Inotek will be treated as the “acquired” company for financial reporting purposes under the acquisition method of accounting.

Overview

Prior to the Reverse Merger, Inotek was a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. After failing to meet the primary endpoints in its first pivotal Phase 3 trial of trabodenoson monotherapy (“MATrX-1”) and its Phase 2 trial of trabodenoson in a fixed-dose combination therapy with latanoprost (“FDC”), Inotek voluntarily discontinued its development of trabodenoson in 2017.

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket”), is a multi-platform biotechnology company focused on the development of first-in-class gene therapies for rare and devastating pediatric diseases. Rocket has two lentiviral vector (“LVV”) programs currently undergoing clinical testing targeting Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated viral vector (“AAV”) program for which it expects to file an investigational new drug (“IND”) application in the next 12 months, which will permit the commencement of human clinical studies thereafter. Rocket has full global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently has only development rights.

Rocket’s two leading LVV and AAV technology platforms are each being designed in collaboration with leading academic and industry partners. Through its gene therapy platforms, Rocket aims to restore normal cellular function by modifying the defective genes that cause each of the targeted disorders.

Gene Therapy Overview

Genes are composed of sequences of deoxyribonucleic acid (“DNA”), which code for proteins that perform a broad range of physiologic functions in all living organisms. Although genes are passed on from generation to generation, genetic changes, also known as mutations, can occur in this process. These changes can result in the lack of production of proteins or the production of altered proteins with reduced or abnormal function, which can in turn result in disease.

Gene therapy is a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by genetic mutations. Currently available therapies for many genetic diseases focus on administration of large proteins or enzymes and typically address only the symptoms of the disease. Gene therapy aims to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene sequence directly into the patient’s cells, offering the potential for curing the genetic disease, rather than simply addressing symptoms.

For the development of Rocket’s gene therapy treatments, Rocket is using a modified non-pathogenic virus. Viruses are particularly well suited as delivery vehicles, because they are adept at penetrating cells and delivering genetic material inside a cell. In creating Rocket’s viral delivery vehicles, the viral (pathogenic) genes are removed and are replaced with a functional form of the missing or mutant gene that is the cause of the patient’s genetic disease. The functional form of a missing or mutant gene is called a therapeutic gene, or the “transgene.” The process of inserting the transgene is called “transduction.” Once a virus is modified by replacement of the viral genes with a transgene, the modified virus is called a “viral vector.” The viral vector delivers the transgene into the targeted tissue or organ (such as the cells inside a patient’s bone marrow). Rocket has two types of viral vectors in development, LVV and AAV. Rocket believes that its LVV and AAV-based programs have the potential to offer a significant therapeutic benefit to patients that is durable (long-lasting).

The gene therapies can be delivered either (1) ex vivo (outside the body), in which case the patient’s cells are extracted and the vector is delivered to these cells in a controlled, safe laboratory setting, with the modified cells then being reinserted into the patient, or (2) in vivo (inside the body), in which case the vector is injected directly into the patient, either intravenously (IV) or directly into a specific tissue at a targeted site, with the aim of the vector delivering the transgene to the targeted cells.

Rocket believes that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy have created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The recent FDA approval of Novartis’s treatment for pediatric acute lymphoblastic leukemia (“ALL”) indicates that there is a regulatory pathway forward for gene therapy products.

Pipeline Overview

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, Leukocyte Adhesion Deficiency-I (“LAD-I”), Pyruvate Kinase Deficiency (“PKD”), and Infantile Malignant Osteopetrosis (“IMO”). Brief descriptions of these conditions and the Rocket programs for each is set forth below.

Fanconi Anemia (FA)

Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ hematopoietic stem cells (“HSCs”), which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of hematopoietic stem cells can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of AML (acute myeloid leukemia, a type of blood cancer), as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the US/EU is estimated to be about 2,000.

Rocket currently has the following two LVV-based programs targeting FA:

•

RP-L101. RP-L101 is a program that Rocket in-licensed from Fred Hutchinson Cancer Center in Seattle, Washington (“Hutch”). RP-L101 is currently being studied in a Phase 1 clinical trial that is treating FA patients at Hutch under an IND sponsored by Hutch. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IND.

•

RP-L102. RP-L102 is a program that Rocket in-licensed from CIEMAT (Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in a Phase 1/2 clinical trial treating FA patients with a modified process under an Investigational Medicinal Product Dossier (“IMPD”) sponsored by CIEMAT. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IMPD.

Rocket expects to announce clinical data from its LVV-based programs targeting FA during the next 12 to 18 months, with the next update expected in the second quarter of 2018.  Rocket expects to advance an LVV-based program targeting FA to the pivotal trial stage in 2019.

Leukocyte Adhesion Deficiency-I (“LAD-I”)

LAD-I is a genetic disorder that causes the immune system to malfunction, resulting in a form of immunodeficiency. Immunodeficiencies are conditions in which the immune system is unable to protect the body effectively from foreign invaders such as viruses, bacteria, and fungi. Starting from birth, people with LAD-I frequently develop serious bacterial and fungal infections. Life expectancy in individuals with LAD-I is often severely shortened. Due to repeat infections, affected individuals may not survive past infancy.

Rocket currently has one LVV-based program targeting LAD-I, RP-L201. RP-L201 is a preclinical program that Rocket in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT, with a rolling IMPD expected to be filed in the fourth quarter of 2018.

Pyruvate Kinase Deficiency (“PKD”)

PKD is an inherited lack of the enzyme “pyruvate kinase,” which is used by red blood cells. Without this enzyme, red blood cells break down too easily, resulting in a low level of these cells, which in turn causes a form of anemia that can range in severity from mild (asymptomatic) to severe (resulting in childhood mortality or the requirement for frequent, lifelong blood transfusions). The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and pediatric patients often undergo splenectomy (removal of the spleen) and experience jaundice and chronic iron overload.

Rocket currently has one LVV-based program targeting PKD, RP-L301. RP-L301 is a preclinical program that Rocket in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT, with a rolling IMPD expected to be filed in the next 12 months.

Infantile Malignant Osteopetrosis (“IMO”)

IMO is a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Osteopetrosis is a disorder of bone development in which the bones become thickened. Normally, small areas of bone are constantly being broken down by special cells called osteoclasts, then made again by cells called osteoblasts. In osteopetrosis, the cells that break down bone (osteoclasts) do not work properly, which leads to the bones becoming thicker and not as healthy. IMO is a severe form of osteopetrosis that typically presents in the first year of life and is associated with severe manifestations leading to death within the first decade of life without allogeneic hematopoietic stem cell transplantation (“HSCT”), a procedure in which a person receives blood-forming stem cells from a genetically similar, but not identical donor. For patients who do receive a bone marrow transplant, results have been limited, with frequent graft failure or rejection (graft-versus-host-disease (“GVHD”)) and other severe complications. Untreated, IMO patients may suffer from a compression of the bone-marrow space, which results in bone marrow failure, anemia and increased infection risk due to the lack of production of white blood cells. Untreated IMO patients may also suffer from a compression of cranial nerves, which transmit signals between vital organs and the brain, resulting in blindness, hearing loss and other neurologic deficits.

Rocket currently has one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that Rocket in-licensed from Lund University, Sweden. This program is currently being developed through an ongoing collaboration with Lund University, with an IMPD expected to be filed upon completion of IND/IMPD-enabling studies.

AAV-based Program

Rocket’s AAV-based program involves the direct injection of the viral vector into the patient, rather than modifying the patient’s cells ex-vivo. In Rocket’s preclinical studies of its AAV-based program to date, this method of therapy has displayed substantial tropism, which is the ability to hone in on the organs most afflicted by the underlying disorder, with the aim of modifying cellular function to enable the production of sufficient quantities of a missing protein to restore proper function to the afflicted cells.

Rocket is currently developing RP-A501, which is an AAV-based program for an undisclosed rare disease. This program is currently in preclinical development, with IND-enabling studies ongoing. Rocket expects to announce preclinical data and the indication for this program in the second half of 2018 and to file an IND for this program in the next 12 months.

CRISPR/Cas9-based program

In addition to its LVV and AAV programs, Rocket also has a program evaluating CRISPR/Cas9-based gene editing for FA. This program is currently in the discovery phase. CRISPR/Cas9-based gene editing is a different method of correcting the defective genes in a patient, where the editing is very specific and targeted to a particular gene sequence. “CRISPR/Cas9” stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”) Associated protein-9. The CRISPR/Cas9 technology can be used to make “cuts” in DNA at specific sites of targeted genes, making it potentially more precise in delivering gene therapies than traditional vector-based delivery approaches. CRISPR/Cas9 can also be adapted to regulate the activity of an existing gene without modifying the actual DNA sequence, which is referred to as gene regulation.

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Strategy

Rocket seeks to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, Rocket intends to develop into a fully-integrated biotechnology company. In the near- and medium-term, Rocket intends to develop its first-in-class product candidates, which are targeting devastating diseases with substantial unmet need. In the medium- and long-term, Rocket expects to develop proprietary in-house analytics and manufacturing capabilities, commence registration trials for its currently planned programs and submit its first biologics license applications (“BLAs”), and establish its gene therapy platform and expand its pipeline to target additional indications that Rocket believes to be potentially compatible with its gene therapy technologies. In addition, during that time, Rocket believes that its currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. Rocket has assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and commercialization.

Rocket believes that its competitive advantage lies in its disease-based selection approach, a rigorous process with defined criteria to identify target diseases. Rocket believes that this approach to asset development differentiates it as a gene therapy company and potentially provides Rocket with a first-mover advantage.

Gene Therapy Background

Genes are the individual protein-encoding units that are located in the chromosomes within the majority of cells that comprise living things. Genes are composed of sequences of DNA and encode for the proteins that perform a broad range of physiologic functions within living organisms. Gene mutations are abnormalities—alterations in the correct sequence of DNA molecules.

Some diseases are known to result directly from gene mutations. Diseases that are caused by mutations in a single gene are known as monogenic diseases. Monogenic diseases are those genetic abnormalities that are the most amenable to gene therapy, since correction of the mutated gene in a sufficient cell population may result in correction of the disorder.

Gene therapy is the use of genetic material (most frequently DNA) to treat a disorder by delivering a correct copy of a gene into a patient’s cells. The healthy, functional copy of this gene can enable the cell to function correctly. If a sufficient number of cells within the affected organ or tissue are able to function properly as a result of this therapy, then the disorder may be reversed.

In gene therapy, DNA that encodes for a corrected gene and its associated protein is packaged within a “vector”, which is often a virus that has been modified so that it can insert its DNA into specific cells but cannot replicate or cause infections. This vector is used to transfer the DNA to the affected cells within the body. Treatment of blood-based disorders frequently relies on introduction of the vector to blood stem and progenitor cells (hematopoietic stem and progenitor cells (“HSPCs”)) after they have been removed from the body and separated from other blood or bone marrow cells. This is known as ex vivo transduction. Following ex vivo transduction, the corrected HSPCs must then be reinfused into a patient in a way that allows them to grow inside the bone marrow, so that they can replenish a patient’s hematopoietic (blood) system with cells that express a corrected (healthy) version of the protein that caused the disease. For Rocket’s current gene therapy programs, hematopoietic stem cells are transduced with LVV containing the gene of interest.

When therapeutic vectors are directly injected into the body (either intravenously (IV) or directly into a specific tissue in the body), this is known as in vivo gene therapy. As is the case with ex vivo gene therapy, in vivo gene therapy is effective if the vector is able to enter the appropriate cell population in sufficient number, and is able to insert the corrected gene into these cells’ DNA. If the corrected gene is transferred and subsequently expressed by the cell machinery, the missing or defective protein can be produced and the underlying disorder may be corrected. Gene therapy of monogenic diseases is considered an approach by which the underlying cause of a disease may be treated.

Essential Terminology.

Set forth below is an abbreviated index of certain key terms and optimal ranges of values used in the discussion of LVV and AAV gene therapies.

Term	Definition	Optimal Ranges
LVV Therapy (hematopoietic disorders)

CD34+ cell(s)	Hematopoietic Stem Cell (most CD34+ cells are not true stem cells, but this continues to be the most clinically useful measure)	Will depend on underlying disorder, generally > 1 million CD34+ cells/kg.

Vector copy number (VCN) [product]	The average number of gene copies per infused stem cell (as determined by DNA analysis; this is an average ratio, not a precise value)	2.0 (“normal” value) 0.5 to 2 has been target in some LVV clinical studies (5.0 considered maximum)

Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per peripheral blood or bone marrow cell (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but many disorders may be correctable with in vivo VCNs << 1.0

AAV Therapy

Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per cell in the organ of interest (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but many disorders may be correctable with in vivo VCNs << 1.0

Development Programs

Fanconi Anemia Complementation Group A (FANCA):

Fanconi Anemia Overview

FA, a rare and life-threatening DNA-repair disorder, generally arises from a mutation in a single FA gene. An estimated 60-70% of cases arise from mutations in the Fanconi-A (“FANCA”) gene, which is the focus of the current Rocket programs.

FA results in bone marrow failure, developmental abnormalities, myeloid leukemia and other malignancies, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life.

Although improvements in allogeneic (donor-mediated) HSCT, currently the most frequently utilized therapy for FA, have resulted in more frequent hematologic correction of the disorder, HSCT is associated with both acute and long-term risks, including transplant-related mortality, GVHD, a sometimes fatal side effect of allogeneic transplant characterized by painful ulcers in the GI tract, liver toxicity and skin rashes, as well as increased risk of subsequent cancers. Rocket’s gene therapy programs in FA are designed to enable a minimally toxic hematologic correction using a patient’s own stem cells during the early years of life. Rocket believes that the development of a broadly applicable autologous gene therapy can be transformative for these patients.

Current Therapy

Allogeneic HSCT may be curative for the hematologic manifestations of FA and is currently considered a standard-of-care in FA. However, HSCT is limited in that not all patients have a suitable donor and there is associated short term mortality and potential for acute and chronic GVHD with HSCT, especially in patients who do not receive an allograft from a sibling-human leukocyte antigen (HLA)-matched donor. 100-day mortality following allogeneic HSCT continues to be in the 10-15% range due to infection, graft failure and other complications. In a European Group for Blood and Marrow Transplant 2013 publication, a retrospective analysis detailed results from 795 FA patients receiving HSCT from 1972 to 2010 in which Grade 2-4 Acute GVHD was reported in 19-36% of patients and Chronic GVHD was identified in 16-20% of patients.

HSCT likely increases the already high risk of subsequent solid tumor malignancies for patients with FA, most notably squamous carcinoma of the head and neck (“SCCHN”). Based on the findings in one series of data, HSCT was associated with a 4-fold increase in SCCHN risk relative to FA patients who did not receive a transplant, with cancers developing at an earlier age.

Other therapies utilized for FA include androgens, corticosteroids and hematopoietic growth factors, although the benefits of these therapies are considered modest and transient for the majority of patients. Side effects may also be considerable. For androgens, for example, these include masculinization, short stature, hepatitis, liver adenomas and hepatocellular carcinoma.

Because of the severity of the disease and limitations with existing standards-of-care, additional, minimally-toxic therapies are urgently needed in FA, especially if these can be administered with reduced short- and long-term toxicity relative to allogeneic HSCT.

Rationale for Gene Therapy in FA

Gene therapy has been considered a compelling investigative therapeutic option in FA since the genetic basis of the disorder was characterized, and has been the subject of studies in both preclinical models and in several clinical studies. In addition to the monogenic nature of each patient’s disease, Rocket believes there are two critical factors that will lead Rocket’s gene therapy programs into the next generation of promising therapy:

1.

The ability of HSCT to cure the hematologic component of FA is proof-of-principle that gene therapy will work in FA. If a sufficient number of hematopoietic stem cells with a correct (non-FA) gene are able to engraft in the bone marrow of an FA patient, the blood component of FA can be eradicated, including both the risk of bone marrow failure and of leukemia. Rocket believes that gene therapy with a patient’s own gene-corrected blood stem cells will work in a similar manner, but likely with fewer side effects than those resulting from an allogeneic transplant and with reduced long-term treatment cost burden.

2.

Somatic mosaicism in up to 15% of FA patients leads to stabilization and correct blood counts, in some cases for decades. We believe this demonstrates that a modest number of gene corrected HSCs can repopulate a patient’s blood and bone marrow with corrected (non-FA) cells.

3.

Improved vector design, stem cell selection methods, cell harvest and transduction procedures have the potential to substantially improved the quality of autologous gene therapy cell products; many of these improvements have been included in Rocket’s Hutch and CIEMAT programs. As a result, Rocket believes that there is reliable potential to confer disease correction at levels comparable to allogeneic transplant. For example, stem cell selection methods at both Hutch and CIEMAT have increased both CD34+ cell yield and purity, while retaining select non-CD34+ populations that may be essential for successful engraftment of gene-corrected cells in the bone marrow.

Clinical Development Programs RP-L101 and RP-L102

Efforts underway at Rocket partners Hutch (developing RP-L101) and CIEMAT (developing RP-L102) have incorporated the recommendations of an international working group that convened November 2010 with the intent of consolidating medical and scientific findings and optimization of future gene therapy clinical study design, with programs designed to overcome FA-specific gene therapy challenges. Rocket partners have demonstrated the ability to successfully mobilize and harvest target numbers of hematopoietic stem and progenitor cells (“HSPCs”) generally acknowledged to be required for successful therapy. This has been accomplished through the selection of younger patients, and mobilization with both granulocyte-colony stimulating factor (G-CSF) and plerixafor drug products, which are both FDA-approved drugs that increase the number of bone marrow-derived stem cells circulating in the blood. Improvements to cell processing, such as reduced transduction time requirements, optimized transduction conditions, and modified HSPC selection processes, have also led to substantive improvements in cell recovery and in vivo VCN.

As of March 1, 2018, three patients have received infusion of gene-corrected stem cells with RP-L101 (Hutch) and five patients have received gene-corrected stem cells with RP-L102 (CIEMAT). No cytotoxic conditioning has been used to date. No serious, unexpected side effects have been seen to date in all eight patients.

As of March 1, 2018, Rocket has data for four of the five patients who have received gene-corrected stem cells with RP-L102 (CIEMAT). These four patients have had stable blood counts during the months subsequent to investigational therapy, despite decreases noted during the months and years preceding gene therapy. Additionally, in vivo VCN (gene markings) in these four patients have been evident in peripheral blood cells during the months subsequent to therapy, with progressive increases noted over time in each patient.

After the first patient was treated at Hutch, modifications to transduction conditions have yielded improved product VCN data, with transduction products from patients 2 and 3 achieving product VCN levels of 1.83 and at least 0.67, respectively.

Improvements in the clinical and cell-processing components of Rocket’s FA trials are expected to yield more robust and readily-identifiable disease-reversal, both for the RP-L101 and RP-L102 programs. These improvements include selection of younger patients and identification of blood count profiles that are indicative of adequate stem cell populations capable of mobilization and engraftment in numbers sufficient for reversal of the disorder.

In contrast to the high doses of cytotoxic conditioning required for allogeneic transplant in most bone marrow disorders, Rocket’s expectation is that the selective growth advantage of gene-corrected HSPCs in FA will enable the use of non-cytotoxic conditioning agents, low-dose cytotoxic agents, or quite possibly no conditioning agents to facilitate engraftment.

The engraftment of gene-corrected cells is likely to reduce the incidence of bone marrow failure. In addition, gene-corrected cells are likely to diminish the replicative stress in FA bone marrow, which has been increasingly implicated as a likely driver of the development or bone marrow failure or leukemia.

Low dose non-myeloablative cytotoxic conditioning agents (using lower than standard chemotherapy doses in order to help decrease cell death and prevent the number of normal blood-forming cells from decreasing in the bone marrow) or non-genotoxic antibody-based conditioning agents to facilitate engraftment of corrected stem cells will also be explored. In addition to transduction enhancers, these modifications will be further evaluated in preclinical and/or clinical programs.

Regulatory Status

In the United States, the FA program is in the clinical-stage with an IND in place with the FDA since 2011. Three patients have been treated to date, and enrollment continues. The FA program in the European Union is in the clinical-stage with an IMPD in place with the Spanish Agency for Medicines and Health Products. Five patients have been treated to date, and enrollment continues. Both the FDA and the European Medicines Agency (“EMA”) have granted orphan drug designation (“ODD”) for the “Lentiviral vector carrying the Fanconi anemia-A (FANCA) gene for the treatment of Fanconi anemia type A.”

Leukocyte Adhesion Deficiency-I (LAD-I):

Overview of LAD-I

LAD-I is a rare autosomal recessive disorder of white blood cell adhesion and migration, resulting from mutations in the ITGB2 gene encoding for the Beta-2 Integrin component CD18. Deficiencies in CD18 result in an impaired ability for neutrophils (a subset of infection-fighting white blood cells) to leave blood vessels and enter into tissues where these cells are needed to combat infections. As is the case with many rare diseases, true estimates of incidence are difficult; however, several hundred cases (both living and deceased) have been reported to date.

Most LAD-I patients are believed to have the severe form of the disease. Severe LAD-I is notable for recurrent, life-threatening infections and substantial infant mortality in patients who do not receive an allogeneic HSCT. Mortality for severe LAD-I has been reported as 60-75% by age two in the absence of allogeneic HCST.

Current Therapy

Allogeneic HSCT is the only known curative therapy, with survival rates of approximately 75% in recent studies. Allogeneic HSCT in LAD-I has been associated with frequent severe GVHD, including chronic GVHD and high rates of subsequent non-bacterial infections (most notably cytomegalovirus (CMV) and other viral and systemic fungal infections).

Because LAD-I is the result of mutations in a single gene (ITGB2), Rocket is developing RP-L201 to enable a potentially curative therapy utilizing patients’ own HSPCs, without the dependency on the rapid identification of an appropriate donor required in allogeneic HSCT therapy. It is anticipated that autologous therapy with RP-L201 will also enable definitive correction of this life-threatening disorder with reduced short- and long-term toxicity relative to allogeneic HSCT.

Rationale for Gene Therapy in LAD-I

Rocket believes there are two key reasons why gene therapy could have a transformative role in the treatment of LAD-I: (1) the existence evidence that even modest correction of the expression of the genetic mutation will increase patient survival in severe form of the disease, and (2) consistent and robust improvements in transduction and cell processing. Of note, proprietary transduction protocols currently yield product VCNs ≥ 1 and transduction efficiencies of  > 50%. In addition, with the addition of either of two transduction enhancing agents, at least a doubling of product VCN has been demonstrated in preliminary experiments. Studies evaluating combinations of transduction enhancers are underway.

Rocket believes that combined with a relatively straightforward cell harvest procedure in LAD-I and the likely modest CD18 expression required for clinical impact, RP-L201 can yield a gene therapy product that confers disease resolution comparable to allogeneic HSCT, and without the severe HSCT-associated acute and chronic toxicities.

Preclinical Proof of Concept

Preclinical results have indicated correction of LAD-I in mouse models, including restoration of neutrophils’ ability to adhere to endothelial surfaces and migrate from blood vessels towards inflammatory sources. Specifically, gene correction has been shown to restore functional CD18 expression in a CD18 hypomorphic mouse (CD18HYP) model, in which a mouse is conferred a CD18 gene mutation resulting in impaired inflammatory responses, leukocytosis (high white blood cell count), and hepatosplenomegaly (swelling of the liver and spleen).

Regulatory Status

In the EU, the LAD-I program has been discussed with the Spanish Agency for Medicines and Health in a pre-IMPD submission meeting in 2017. This program has been granted ODD by the EMA and by the FDA.

The program is in preclinical stage of development, with a rolling IMPD expected to be filed in the fourth quarter of 2018.

Pyruvate Kinase Deficiency (PKD):

Overview of PKD

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the red blood cell glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which red blood cells do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or requirement for frequent, lifelong red blood cell (“RBC”) transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and RBC transfusions. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed despite the lack of FDA-approved molecularly targeted therapies.

Current Therapy

Therapy for PKD is largely supportive, comprised of RBC transfusions and splenectomy for patients who require frequent transfusions. Chronic RBC transfusions alleviate anemia symptoms, but are associated with increased morbidity, predominantly from iron overload which may result in cirrhosis, which is a loss of liver cells and irreversible scarring of the liver, and cardiomyopathy, a chronic disease of the heart muscle that leads to a larger and bulky but inefficient heart, if not diligently managed. Iron chelation, is often considered essential to offset the iron overload associated with chronic hemolysis and RBC transfusions. Iron chelation entails continuous oral or injected therapy, often for the duration of a patient’s lifetime and has been associated with diminished quality of life.

Splenectomy may confer a benefit in PKD, frequently yielding increased hemoglobin (Hb) levels of 1-3g/dL and a reduction in transfusion requirements. However, some patients do not benefit from this procedure, and it is estimated that a substantial proportion of PKD patients remain transfusion-dependent despite splenectomy. Splenectomy does not eliminate hemolysis, iron overload or the need for iron chelation. It also confers an increased susceptibility to serious bacterial infections, and potentially increases the risk of other PKD-associated or other complications such as venous thromboembolism and aplastic or hemolytic crises.

Allogeneic HSCT has been performed successfully for a small number of PKD patients, with reported correction of the clinical and laboratory features of the disorder. Although reports of HSCT in PKD suggest that correction of the genetic defect in hematopoietic stem cells may be curative of the disorder, HSCT requires identification of an appropriate HLA-matched donor, is associated with considerable short- and long-term complications including transplant-related mortality and is not considered a standard-of-care in PKD.

Rationale for Gene Therapy in PKD

Patients with heterozygous PKLR mutations have 50% of normal enzyme activity and are phenotypically normal. This suggests that it is not necessary for a therapy to achieve normal enzyme levels to have a clinically meaningful effect. In PKD-affected mice transplanted with normal marrow, the presence of 10% normal marrow was sufficient to restore normal red blood cells. Rocket has conducted experiments in which bone marrow cells from healthy mice are transplanted into PKD affected mice and these results suggest that significant improvement in PKD may be achieved with 20% correction of bone marrow, and complete clinical resolution is likely achieved when the percentage of bone marrow gene-corrected cells is in the 20-40% range. An additional study showed that a PKD-affected dog treated with an ex vivo gene therapy was rendered transfusion independent with a normalization of lactate dehydrogenase (“LDH”), despite only partial gene correction.

Of note, proprietary transduction protocols in PKD now yield product VCNs of 2, with VCNs increasing to ≥ 4 with the addition of transduction enhancers. Rocket expects that mobilization and harvesting procedures will be relatively straightforward for PKD patients.

Preclinical Proof-of-Concept

Rocket expects that mobilization and harvesting procedures will be relatively straightforward for PKD patients. Preclinical results have demonstrated that RP-L301 corrects multiple components of the disorder in a PKD mouse model, including increases in hemoglobin (in both primary and secondary transplant recipients), reduction in reticulocytosis, which is an increase in immature red blood cell production, correction of splenomegaly and reduction in hepatic erythroid clusters and iron deposits.

Regulatory status

In the EU, the PKD program has been discussed with the EMA via a Scientific Advisory meeting in 2016. This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation. The program is in the preclinical stage of development, with a rolling IMPD expected to be filed in the next 12 months.

Infantile Malignant Osteopetrosis (IMO):

Overview of Infantile Malignant Osteopetrosis

IMO represents the autosomal recessive, severe variants of a group of disorders characterized by increased bone density and bone mass secondary to impaired bone resorption. IMO typically presents in the first year of life and is associated with severe manifestations leading to death within the first decade of life in the absence of allogeneic HSCT, although HSCT results have been limited to-date and notable for frequent graft failure, GVHD and other severe complications.

Approximately 50% of IMO results from mutations in the TCIRG1 gene, resulting in cellular defects that prevent osteoclast bone resorption. As a result of this defect, bone growth is markedly abnormal. It is estimated that IMO occurs in 1 out of 250,000-300,000 within the general global population, although incidence is higher in specific geographic regions including Costa Rica, parts of the Middle East, the Chuvash Republic of Russia, and the Vasterbotten Province of Northern Sweden.

IMO is characterized by increased bone mass and density, multiple deformities and a propensity for fractures in patients surviving infancy. Skull deformities include macrocephaly and frontal bossing. Thoracic size may be decreased. Bone sclerosis impinges cranial nerve and spinal foramina with resulting neurologic abnormalities, including hydrocephalus, progressive blindness and auditory impairment. Compression of bone marrow space results in bone marrow failure with compensatory hepatosplenomegaly and increased infection risk secondary to neutropenia.

Current Therapy

Allogeneic HSCT is potentially curative, but notable for considerable rates of engraftment failure, GVHD, pulmonary and hepatic complications. In a recent multicenter retrospective series, long-term survival rates for HSCT recipients with IMO were approximately 60% for matched-sibling recipients, and 40% for those with mismatched or unrelated allografts.

Preclinical Proof-of-Concept

Because osteoclasts are derived from the monocyte/macrophage lineage, correction of the TCIRG1 gene in hematopoietic stem cells will enable development of functional, bone-resorbing osteoclasts, as has been demonstrated in preclinical models. Preclinical results demonstrate that gene correction of HSPCs from IMO patients is feasible, and that these HSPCs can engraft in immunocompromised mice. Osteoclasts from these mice demonstrate increased bone resorption in vitro, as measured by increased calcium and collagen fragment CTX-I.

Additional preclinical experiments have demonstrated correction of an osteopetrotic (IMO) phenotype displayed by the oc/oc mouse model, in which even limited engraftment of wild-type murine bone marrow cells (including 4-5% wild-type engraftment) has been associated with reversal of the osteopetrosis phenotype.

Regulatory status

This program is currently in preclinical stages of development and additional preclinical studies are planned.

AAV-Targeted Program:

RP-A101 is in preclinical development as an in vivo therapy of an undisclosed neuromuscular and cardiovascular disorder that is estimated to have a prevalence of 15,000 to 30,000 in the US/EU. This is a monogenic disorder that presents with severe clinical manifestations in childhood, adolescence and young adulthood, and is frequently fatal within several years of presentation in the absence of a curative organ transplant procedures.

Preliminary preclinical studies have indicated that clinically feasible AAV doses can restore functional levels of protein in knockout mouse models, and that gene/protein restoration are associated with marked histologic improvement in the organs in which the disorder causes extensive morbidity and mortality. The figure below shows abnormal tissue in a diseased knockout mouse in the middle (placebo treated), with the AAV gene therapy-treated knockout mouse on the right having tissue comparable to the wild type (i.e. normal) mouse on the left.

FIGURE: Representative electron microscopy tissue images from animal model of undisclosed AAV program. Left panels indicate wild-type (normal) animals; middle panels indicate diseased animals treated with control (EGFP) vector; and right panels indicate RP-A101 mediated restoration of architecture and resolution of additional abnormalities.

Rocket’s AAV program is designed to enable a single-injection definitive therapy for this devastating disease, in which there exists no reliably curative treatment option.

Regulatory Status

RP-A101 is currently in preclinical development. A FDA pre-pre-IND meeting occurred in January 2018, and Rocket anticipates filing an IND in the next 12 months.

CRISPR/Cas9 gene editing in Fanconi Anemia:

Gene editing by means of CRISPR/Cas9 nucleases continues to be a promising investigational mechanism involving direct correction of a specified gene mutation. Gene editing has been feasible with increasing efficiency in cultured FA lymphoblast cell lines and in CD34+ hematopoietic stem cells from FA patients. Editing in FANCA HSPCs has conferred a proliferation advantage versus uncorrected in-vitro stem cells, conferred resistance to mitomycin-C, which is a chemotherapeutic medicine that fights cancer by interrupting DNA function in rapidly dividing cells, and enabled assembly of FA DNA repair cellular elements.

Regulatory Status

This program is currently in the discovery stage of drug development.

Intellectual property

Rocket strives to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of its business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Rocket also relies on trade secrets relating to its proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain its proprietary position in the field of gene therapy that may be important for the development of Rocket’s business. Rocket additionally intends to rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions where available.

Rocket’s commercial success may depend in part on its ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to its business; defend and enforce its patents; preserve the confidentiality of its trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Rocket’s ability to stop third parties from making, using, selling, offering to sell or importing its future products may depend on the extent to which Rocket has rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, Rocket cannot be sure that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications filed by Rocket in the future, nor can Rocket be sure that any of its existing patents or any patents that may be granted to us in the future will be commercially useful in protecting its commercial products and methods of manufacturing the same.

Rocket has in-licensed numerous patent applications and possesses substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Rocket’s proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of March 1, 2018, Rocket’s patent portfolio includes four in-licensed patent families relating to its product candidates and related technologies, discussed more fully below. Specifically, Rocket has in-licensed two pending international patent applications, filed under the Patent Cooperation Treaty (PCT), relating to Rocket’s disclosed product candidates, one pending PCT application relating to an undisclosed product candidate, and pending patent applications in the U.S., Europe and Japan relating to devices, methods, and kits for harvesting and genetically-modifying target cells.

Fanconi Anemia

Rocket’s Fanconi Anemia program includes two in-licensed patent families. The first family includes a pending PCT application with claims directed to polynucleotide cassettes and expression vector compositions containing Fanconi Anemia complementation group genes and methods for using such vectors to provide gene therapy in mammalian cells for treating Fanconi Anemia. This application was exclusively in-licensed from CIEMAT, Centro de Investigacion Biomedica En Red, (“CIBER”), Fundacion Instituto de investigacion Sanitaria Fundacion Jimenez Diaz, (“FIISFJD”), and Fundacion Para la Investigacion Biomedica del Hospital Del Nino Jesus, (“FIBHNJS”). Rocket expects any patents in this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

The second family includes pending U.S., Japanese, and European patent applications related to a portable platform for use in hematopoietic stem/progenitor cell-based gene therapy. This patent family was exclusively in-licensed from the Fred Hutchinson Cancer Research Center. Rocket expects any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2036, absent any patent term adjustments or extensions.

Pyruvate Kinase Deficiency (PKD)

Rocket’s PKD patent portfolio includes a pending PCT application with claims directed to polynucleotide cassettes and expression vector compositions containing pyruvate kinase genes and methods for using such vectors to provide gene therapy in mammalian cells for treating pyruvate kinase deficiency. This application was exclusively in-licensed from CIEMAT, CIBER, and FIISFJD. Rocket expects any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

Rocket’s objective is to continue to expand its portfolio of patents and patent applications in order to protect Rocket’s gene therapy product candidates and manufacturing processes. From time to time, Rocket may also evaluate opportunities to sublicense its portfolio of patents and patent applications that it owns or exclusively licenses, and Rocket may enter into such licenses from time to time. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which Rocket files, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, Rocket expects to apply for patent term extensions for patents covering Rocket’s product candidates and their methods of use.

Rocket may rely, in some circumstances, on trade secrets to protect its technology. However, trade secrets can be difficult to protect. Rocket seeks to protect its proprietary technology and processes, in part, by entering into confidentiality agreements with its employees, consultants, scientific advisors and third parties. Rocket also seeks to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems. While Rocket has confidence in these individuals, organizations and systems, agreements or security measures may be breached, and Rocket may not have adequate remedies for any breach. In addition, Rocket’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that Rocket’s consultants or collaborators use intellectual property owned by others in their work for Rocket, disputes may arise as to the rights in related or resulting know-how and inventions.

Material Contracts

License Agreements with Fred Hutchinson Cancer Research Center (“Hutch”)

In November 2015, Rocket entered into an exclusive license agreement with Hutch granting Rocket worldwide, sublicensable, exclusive rights to certain patents, materials and other intellectual property relating to lentiviral vector-based technology for patient stem cell transduction useful for, among other things, treating Fanconi Anemia. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts (a) to research, develop, obtain regulatory approval for and commercialize products based on the licensed intellectual property, generally, and (b) to follow an agreed development plan and to achieve specific development, regulatory and commercial milestones for such products, in particular. In exchange for the license, Rocket is obligated to pay Hutch an up-front payment (in the form of Rocket equity), an annual license maintenance fee, royalty payments based on net sales of products covered by a valid claim within the licensed patents, developmental and commercial milestone payments, and sublicense revenue payments. Hutch is responsible for prosecuting and maintaining the licensed patents (the cost of which is to be reimbursed by Rocket), but Hutch will follow any reasonable comments of Rocket with respect to such prosecution. Rocket has first right to enforce the licensed patents against infringement unless the parties agree otherwise.

As consideration for the licensed rights, in November 2015, Rocket issued to Hutch ordinary shares valued at $0.3 million as an upfront license fee that was expensed as research and development costs. Rocket is obligated to make aggregate cash milestone payments of up to $1.6 million to Hutch upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the license, Rocket is obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicenses in specified circumstances.

Rocket may terminate this agreement at any time by providing Hutch with 180 days advance notice. The license agreement is in effect until the earlier of (a) the expiration date of the last-to-expire patent, on a country-by-country basis, in which a valid claim covers a product in the country in which the product is sold, or (b) 15 years following regulatory approval of the first product. The license was amended on January 16, 2016 to include additional patents. No additional consideration was provided by Rocket in connection with the amendment and no other changes were made to the terms of the license.

In December 2015, Rocket entered into an exclusive license agreement with Hutch granting Rocket worldwide, sublicensable, exclusive rights to certain patents covering Hutch’s “Prodigy” platform, a portable platform for hematopoietic stem/progenitor cell gene therapy. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts (a) to research, develop, obtain regulatory approval for and commercialize products based on the licensed patents, generally, and (b) to follow an agreed development plan and to achieve specific development milestones for such products, in particular. In exchange for the license, Rocket is obligated to pay Hutch an up-front payment (in the form of Rocket equity), developmental milestone payments, and sublicense revenue payments. Hutch is responsible for prosecuting and maintaining the licensed patents (the cost of which is to be reimbursed by Rocket), but Hutch will follow any reasonable comments of Rocket with respect to such prosecution. Rocket has first right to enforce the licensed patents against infringement unless the parties agree otherwise.

As consideration for the licensed rights, in January 2016 Rocket issued to Hutch ordinary shares valued at $0.1 million as an upfront license that was expensed as research and development costs.

Rocket is obligated to make aggregate milestone payments of up to $0.2 million, which may include amounts already paid, to Hutch upon the achievement of specified development and regulatory milestones. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicenses in specified circumstances.

Rocket may terminate this agreement at any time by providing Hutch with 180 days advance notice. The agreement will expire upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in all countries worldwide.

License Agreements with CIEMAT

In March 2016, Rocket entered into a license agreement with CIEMAT, CIBER, and FIISFJD, (collectively, “CIEMAT”), granting Rocket worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to lentiviral vectors containing the human PKLR gene solely within the field of treating pyruvate kinase deficiency (PKD). Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, Rocket is obligated to pay CIEMAT an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at Rocket’s expense, in cooperation with CIEMAT. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT at market value. Rocket is obligated to license (without charge) to CIEMAT for non-commercial use any improvements to the licensed intellectual property that Rocket creates.

As consideration for the licensed rights, Rocket paid CIEMAT an initial upfront license fee of €0.03 million (approximately $0.03 million) which was expensed as research and development costs. Rocket is obligated to make aggregate milestone payments of up to €1.4 million (approximately $1.5 million) to CIEMAT upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the PKD license, Rocket is obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing CIEMAT with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

In July 2016, Rocket entered into a license agreement with CIEMAT granting Rocket worldwide, exclusive rights to certain patents, know-how, data and other intellectual property relating to lentiviral vectors containing the Fanconi Anemia-A gene solely within the field of human therapeutic uses of VSV-G packaged integration component lentiviral vectors for Fanconi Anemia type-A gene therapy. This license is only sublicensable with the prior consent of CIEMAT, not to be unreasonably withheld. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, Rocket is obligated to pay CIEMAT an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, regulatory and financing milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at Rocket’s expense, in cooperation with CIEMAT. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT at market value. Rocket is obligated to license (without charge) to CIEMAT for non-commercial use any improvements to the licensed intellectual property that Rocket creates.

As consideration for the licensed rights, Rocket paid CIEMAT an initial upfront license fee of €0.1 million (approximately $0.1 million), which was expensed as research and development costs. Rocket is obligated to make aggregate milestone payments of up to €5.0 million (approximately $6.0 million) to CIEMAT upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the license, Rocket is obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing CIEMAT with 90 days’ advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

Contract Research and Collaboration Agreement with Lund University and J. Richter

In August 2016, Rocket entered into a research and collaboration agreement with Lund University and Johan Richter, M.D., Ph.D. under which Dr. Richter grants to Rocket an exclusive, perpetual, sublicensable, worldwide license to certain intellectual property rights of Dr. Richter relating to lentiviral-mediated gene transfer to treat Osteopetrosis. In exchange for the license, Rocket is obligated to make an up-front payment, certain clinical and commercial milestone payments, royalty payments (on net sales of products covered by a valid claim within the licensed intellectual property) and sublicense revenue payments to Dr. Richter. Under the terms of the agreement, Lund University and Dr. Richter are obligated to perform contract research for Rocket regarding the use of lentiviral-mediated gene transfer to treat Osteopetrosis. Intellectual property resulting from the contract research created by Dr. Richter is included in the license described above and also subject to an option for Rocket to purchase ownership of such rights. Intellectual property created by Lund University in conducting such research is non-exclusively licensed to Rocket for non-commercial use and also subject to an option for Rocket to purchase or license such intellectual property under commercially reasonable terms. Rocket is obligated to pay for the contract research according to an agreed budget in quarterly installments in advance.

As consideration for an option to acquire rights from Lund University on commercially reasonable terms and conditions, Rocket paid Lund University an upfront license fee of €.02 million (approximately $.02 million), which was expensed as research and development costs. Rocket is obligated to make aggregate milestone payments of up to €0.1 million (approximately $0.1 million) to Lund University and Dr. Richter upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the Lund University agreement, Rocket is obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing Lund University and Dr. Richter with 90 days’ advance notice. The research agreement has a term of 24 months.

License Agreement for LAD-I with CIEMAT and UCLB

Rocket entered into a license agreement in November 2017, effective September 2017, with CIEMAT, CIBER, and FIISFJD (collectively, “CIEMAT”) and UCL Business PLC (“UCLB”), collectively referred to as Licensors, granting Rocket worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to lentiviral vectors containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, Rocket is obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at Rocket’s expense, in cooperation with Licensors. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. Rocket is obligated to license (without charge) to Licensors for non-commercial use any improvements to the licensed intellectual property that Rocket creates.

As consideration for the licensed rights, Rocket shall pay Licensors an initial upfront license fee of €.03 million (approximately $.04 million), which was expensed as research and development costs. Rocket is obligated to make aggregate payments of up to €1.4 million (approximately $1.5 million) to Licensors upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the LAD-I license, Rocket is obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, Rocket will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing Licensors with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

Competition

The biotechnology and pharmaceutical industries, including in the field of gene therapy, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products and novel therapies. While Rocket believes that its experience and scientific knowledge provides it with competitive advantages, Rocket faces potential competition from many different sources, including larger and better-funded pharmaceutical and biotechnology companies, new market entrants and new technologies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat the indications targeted by Rocket’s pipeline that have not yet been conceived. Any product candidates that Rocket successfully develops and commercializes will compete with existing therapies such as bone marrow transplantation and new therapies that may become available in the future. Rocket believes that the key competitive factors affecting the success of Rocket’s product candidates, if approved, are likely to be efficacy, safety, convenience, price, pharmaco-economic value, tolerability and the availability of coverage and adequate reimbursement from governmental authorities and other third-party payors. In addition, Rocket intends to develop single treatment curative therapies for clinical indications that address mortality or high morbidity, which could differentiate Rocket from potential competitors developing alternative competitive therapies that may require chronic or repetitive treatment.

Other early-stage companies may also compete through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of companies developing gene therapies. These companies also compete with Rocket in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Rocket’s programs.

Rocket anticipates that it will face intense and increasing competition as new drugs and therapeutic modalities enter the market and advanced technologies become available. Rocket’s commercial opportunity could be reduced or eliminated if Rocket’s potential competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than any products that Rocket may develop. Rocket’s potential competitors also may obtain FDA or other regulatory approval for their products more rapidly than Rocket may obtain approval for its products.

Manufacturing

Rocket’s gene therapy platform has two main components: the production of LVV vectors and AAV vectors and the target cell transduction process, which results in drug product. Rocket does not currently operate manufacturing facilities for clinical or commercial production of its product candidates. Rocket currently relies on third-party manufacturers to produce the plasmids, vectors, cell banks and final drug product for its clinical trials. Rocket manages such production with its vendors on a purchase order basis in accordance with applicable master service and supply agreements. Rocket has not yet entered into long-term agreements with these manufacturers or any other third-party suppliers, as it is customary in the industry to enter into commercial supply agreements upon either achievement of proof-of-concept or as a company approaches registration trials. Rocket, however, intends to procure quantities on a purchase order basis from redundant and multiple sources for Rocket’s clinical and commercial production to mitigate risk. If any of Rocket’s existing third-party suppliers should become unavailable to Rocket for any reason, Rocket believes that there are a number of potential replacements, although Rocket might experience a delay in its ability to obtain alternative suppliers. Rocket also does not have any current contractual relationships for the manufacture of commercial supplies of its product candidates if they become registered. With respect to commercial production of Rocket’s product candidates in the future, Rocket plans to outsource production of the active pharmaceutical (drug substance) ingredients as well as final drug product manufacturing (drug product) if they are approved and registered for marketing authorization by the applicable regulatory bodies.

Rocket expects to continue to develop drug candidates that can be produced in a cost effective manner at contract manufacturing facilities. However, should a supplier or manufacturer on which Rocket has relied to produce a product candidate provide Rocket with a faulty product or such product is later recalled, Rocket would likely experience delays and additional costs, each of which could be significant.

Government Regulation

FDA Regulation and Marketing Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and biologics under the Public Health Service Act (“PHSA”), the regulations promulgated under both laws and other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Rocket’s drugs must be approved by the FDA through the NDA process, and Rocket’s biologics, including its gene therapy product candidate, through the BLA process, before they may be legally marketed in the United States.

Within the FDA, the FDA’s Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products and has published guidance documents with respect to the development these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (“GLP”), or other applicable regulations;
•	submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected and that the integrity of the data is maintained;

•	preparation and submission to the FDA of an NDA in the case of a drug or BLA in the case of a biologic;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with cGMP requirements and of selected clinical trial sites to assess compliance with GCP requirements; and

•	FDA approval of an NDA or BLA which must occur before a drug or biologic can be marketed or sold.

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

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with current Good Manufacturing Practice (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Where a gene therapy trial is conducted at, or sponsored by, institutions receiving National Institutes of Health (“NIH”), funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities (“OBA”), pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the Recombinant DNA Advisory Committee (“RAC”), a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations, at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA, BLA or IND so long as the clinical trial is conducted in compliance with GCP, and the FDA is able to validate the data from the study through an onsite inspection if the agency deems it necessary.

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board (“IRB”) for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.

For purposes of an NDA or BLA approval, human clinical trials are typically conducted in sequential phases that may overlap:

•

Phase 1: The drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

•

Phase 2: Trials are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 trials, Phase 3 trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.

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

The NDA and BLA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA or BLA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of NDAs and BLAs and seeks to review standard NDAs for new molecular entities in 10 months from the 60-day filing date (typically 12 months from submission of the NDA). The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of an NDA or BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA or BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA may issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA or BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (“REMS”), from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA or BLA submission. The need for a REMS is determined as part of the review of the NDA or BLA. Based on statutory standards, elements of a REMS may include “Dear Doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases distribution and use restrictions, referred to as “elements to assure safe use,” or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA or BLA approval, and in some cases the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs.

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

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, provided that the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain competing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”), or a 505(b)(2) NDA submitted by another company for a drug product that contains the protected active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, or supplement, for example, for new indications, dosages or strengths of an existing drug. During the exclusivity period, the FDA may not approve an ANDA or 505(b)(2) application for the same conditions of approval as the innovator drug. This three-year exclusivity protects only the conditions of approval associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications with different conditions of approval. For example, if three-year exclusivity protected a new extended-release dosage form, the exclusivity would not block approval of an ANDA or 505(b)(2) application for the original immediate-release version of the drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the United States, among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act

(collectively, the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with ophthalmologists and optometrists might be challenged under anti-kickback laws, which could harm us.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

By way of example, in March 2010, the ACA was enacted. The ACA includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the U.S. Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of average manufacturer price (“AMP”) and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

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

European Union Drug Development

In the European Union, our products will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization application (“MAA”) from the competent regulatory agencies has been obtained, and the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trial regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved by two distinct bodies in each of the EU countries where the trial is to be conducted: the National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). In addition, all serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation is currently undergoing a revision process mainly aimed at making more uniform and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials and increasing the transparency of clinical trials.

European Union Drug Review Approval

In the European Economic Area (“EEA”), which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining an MAA. There are two types of MAAs: (1) the Community MAA, which is issued by the European Commission through the Centralized Procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the EEA; and (2) the National MAA, which is issued by the competent authorities of the Member States of the EEA and only authorized marketing in that Member State’s national territory and not the EEA as a whole.

The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. The National MAA is for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MAA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MAA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MAA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national MAA in all the Member States where the authorization was sought. Before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

In addition, in the European Union, the EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Research and Development

For the years ended December 31, 2017 and 2016, Private Rocket’s research and development expenses were $14.9 million and $6.0 million, respectively.

Employees

We had 20 employees as of March 1, 2018. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in Delaware in 1999 as Inotek Pharmaceuticals Corporation. In January 2018, we merged with Rocket Pharmaceuticals, Ltd. and changed our name to Rocket Pharmaceuticals, Inc. Our principal executive offices are located at The Alexandria Center for Life Science, 430 East 29th Street, Suite 1040, New York, NY 10016, and our telephone number is (646) 440-9100. Our internet address is www.rocketpharma.com. We use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC. Our common stock is listed on the Nasdaq Global Market under the symbol “RCKT.”

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

Risks Related to Rocket’s Financial Position

Rocket has a history of operating losses, and Rocket may not achieve or sustain profitability. Rocket anticipates that it will continue to incur losses for the foreseeable future. If Rocket fails to obtain additional funding to conduct its planned research and development effort, Rocket could be forced to delay, reduce or eliminate its product development programs or commercial development efforts.

Rocket is an early-stage gene therapy company with a limited operating history on which to base your investment decision. Gene therapy product development is a highly speculative undertaking and involves a substantial degree of risk. Rocket’s operations to date have been limited primarily to organizing and staffing its company, business planning, raising capital, acquiring and developing product and technology rights and conducting preclinical research and development activities for its product candidates. Rocket has never generated any revenue from product sales. Rocket has not obtained regulatory approvals for any of its product candidates, and has funded its operations to date through proceeds from sales of its preferred stock.

Private Rocket has incurred net losses since its inception. Private Rocket incurred net losses of $19.6 million and $7.6 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, Private Rocket had an accumulated deficit of $31.3 million. Substantially all of its operating losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. Rocket expects to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as Rocket intends to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of its product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Rocket incurring significant losses for the foreseeable future. Rocket’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Rocket’s stockholders’ deficit and working capital.

Rocket may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force Rocket to delay, limit or terminate certain of its licensing activities, product development efforts or other operations.

Rocket expects to require substantial future capital in order to seek to broaden licensing of its gene therapy platforms, complete preclinical and clinical development for its current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. Rocket expects its spending levels to increase in connection with its preclinical and clinical trials. In addition, if Rocket obtains marketing approval for any of its product candidates, Rocket expects to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, Rocket expects to incur additional costs associated with operating as a public company. Accordingly, Rocket will need to obtain substantial additional funding in connection with its continuing operations. If Rocket is unable to raise capital when needed or on acceptable terms, Rocket could be forced to delay, reduce or eliminate certain of its licensing activities, its research and development programs or other operations.

Private Rocket’s operations have consumed significant amounts of cash since inception. As of December 31, 2017, Private Rocket’s cash was $18.1 million. Rocket’s future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement, completion and results of Rocket’s clinical trials, including Rocket’s only current clinical trial for Fanconi Anemia;

•	the results of Rocket’s preclinical studies for Rocket’s current product candidates and any subsequent clinical trials;

•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for Rocket’s internal product candidates;

•	the costs associated with building out additional laboratory and manufacturing capacity, if any;

•	the costs, timing and outcome of regulatory review of Rocket’s product candidates;

•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of Rocket’s product candidates for which Rocket receives marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing its intellectual property rights and defending any intellectual property-related claims;

•	Rocket’s current licensing agreements or collaborations remaining in effect;

•	Rocket’s ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;

•	the extent to which Rocket acquires or in-licenses other product candidates and technologies; and

•	the costs associated with being a public company.

Many of these factors are outside of Rocket’s control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and Rocket may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, Rocket’s product candidates, if approved, may not achieve commercial success. Accordingly, Rocket will need to continue to rely on additional financing to achieve its business objectives.

To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for Rocket’s current shareholders and the terms may include liquidation or other preferences that adversely affect the rights of Rocket’s current shareholders. Adequate additional financing may not be available to Rocket on acceptable terms, or at all. Rocket also could be required to seek funds through arrangements with partners or otherwise that may require Rocket to relinquish rights to its intellectual property, its product candidates or otherwise agree to terms unfavorable to Rocket.

Rocket’s limited operating history may make it difficult for Rocket to evaluate the success of its business to date and to assess Rocket’s future viability.

Rocket’s operations to date have predominantly focused on organizing and staffing its company, business planning, raising capital, acquiring its technology, administering and expanding its gene therapy platforms, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of its product candidates and establishing licensing arrangements and collaborations. Rocket has not yet completed clinical trials of its product candidates, obtained marketing approvals, manufactured a commercial-scale product or conducted sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about Rocket’s future success or viability may not be as accurate as they could be if Rocket had a longer operating history.

In addition, as a new business, Rocket may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Rocket expects to eventually transition from a company with a licensing and research focus to a company that is also capable of supporting clinical development activities and Rocket may need to transition to supporting commercial activities in the future. Rocket cannot guarantee that it will be successful in these transitions.

Rocket’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Rocket may experience ownership changes in the future. As a result, if Rocket earns net taxable income, Rocket’s ability to use its pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to Rocket. Furthermore, Rocket’s ability to use net operating loss carryforwards to offset U.S. federal taxable income in the future may be further limited by certain provisions set forth in The Tax Cuts and Jobs Act, which could potentially result in increased future tax liability to Rocket. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. At December 31, 2017, Private Rocket had net operating losses of approximately $24.8 million for New York City tax purposes. As of December 31, 2017, Rocket had no unrecognized tax benefits or liabilities for uncertain tax positions. Rocket files income tax returns in the United States and New York State and New York City, but for the year ended December 31, 2017, did not report any income effectively connected with a U.S. trade or business.

As of December 31, 2017, Inotek had federal NOL carryforwards for income tax purposes of $127.1 million that will expire at various dates through 2037 and state NOL carryforwards of $83.4 million that will expire at various dates through 2037, available to reduce future federal and state income taxes, if any. As of December 31, 2017, Inotek had federal research and development tax credits of $5.2 million and state research and development tax credits of $0.8 million. The pre-change NOL carryforwards, although subject to an annual limitation, as well as any post-change NOL carryforwards, can be utilized in future years, provided that sufficient income is generated and no future ownership changes occur that may limit Inotek’s NOL carryforwards. Additionally, the Reverse Merger on January 4, 2018 is expected to significantly limit utilization of Inotek’s NOL carryforwards as the Reverse Merger was considered to be an ownership change, though the actual amount of the NOL limitation has not yet been determined.

Rocket has never generated any revenue from product sales and may never be profitable.

Rocket’s ability to generate revenue and achieve profitability depends on Rocket’s ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize its product candidates. Rocket does not anticipate generating revenues from product sales for the foreseeable future, if ever. Rocket’s ability to generate future revenues from product sales depends heavily on its success in:

•	completing research and preclinical and clinical development of Rocket’s product candidates;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which Rocket completes clinical studies;

•	developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for Rocket’s vectors and product candidates;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for Rocket’s product candidates, if approved;

•

launching and commercializing product candidates for which Rocket obtains regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	obtaining sufficient pricing and reimbursement for Rocket’s product candidates from private and governmental payors;

•	obtaining market acceptance of Rocket’s product candidates and gene therapy as a viable treatment option;

•	addressing any competing technological and market developments;

•	identifying and validating new gene therapy product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which Rocket may enter; and

•	maintaining, protecting and expanding Rocket’s portfolio of intellectual property rights, including patents, trade secrets and know-how.

Even if one or more of the product candidates that Rocket will develop is approved for commercial sale, Rocket anticipates incurring significant costs associated with commercializing any approved product candidate. Rocket’s expenses could increase beyond expectations if Rocket is required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that Rocket currently anticipates. Even if Rocket is able to generate revenues from the sale of any approved products, Rocket may not become profitable and may need to obtain additional funding to continue operations.

Risks Related to Product Regulatory Matters

Rocket’s gene therapy product candidates are based on novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a few gene therapy products have been approved in the United States and the European Union.

Rocket has concentrated its research and development efforts to date on a gene therapy platform, and Rocket’s future success depends on the successful development of viable gene therapy product candidates. Rocket cannot guarantee that it will not experience problems or delays in developing current or future product candidates or that such problems or delays will not cause unanticipated costs, or that any such development problems or delays can be resolved. Rocket may also experience unanticipated problems or delays in developing Rocket’s manufacturing capacity or transferring Rocket’s manufacturing process to commercial partners, which may prevent Rocket from completing its clinical studies or commercializing its products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as Rocket’s can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have received marketing authorization in the U.S. or the European Union, including Novartis Pharmaceuticals’ Kymriah, Kite Pharma’s Yescarta, and Spark Therapeutics’ Luxturna. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for Rocket’s product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease Rocket’s ability to generate sufficient product revenue and Rocket’s business, financial condition, results of operations and prospects could be materially harmed.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, CBER may require Rocket to perform additional nonclinical studies or clinical trials that may increase Rocket’s development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of Rocket’s gene therapy product candidates or lead to significant post-approval limitations or restrictions.

In addition, EMA’s CAT and other regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

Rocket may encounter substantial delays in commencement, enrollment or completion of Rocket’s clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent Rocket from commercializing its current and future product candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of Rocket’s current and future product candidates, Rocket must conduct extensive clinical trials to demonstrate the safety and efficacy of Rocket’s product candidates. Clinical trials are expensive, time-consuming, and outcomes are uncertain.

To date, Rocket’s experience with clinical trials has been limited. Rocket’s only clinical programs to date have been performed under a physician-sponsored investigational new drug application, or IND, held by the Fred Hutchinson Cancer Research Center in Seattle, Washington, or Hutch, and under an Investigational Medicinal Product Dossier, or IMPD, in Spain sponsored by CIEMAT. The clinical trials performed by these sponsors are for a lentiviral treatment for Fanconi Anemia, a rare mutation of the FANC-A gene, which are still ongoing. Rocket intends to assume responsibility for or obtain the authority to reference the clinical trials performed under one or both of the IND and IMPD held by its collaborators, but has not completed any clinical trials to date. Rocket cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

Identifying and qualifying patients to participate in clinical trials of Rocket’s product candidates is critical to Rocket’s success. Rocket may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete clinical trials in a timely manner. Patient enrollment and trial completion is affected by numerous factors including:

•	severity of the disease under investigation;

•	design of the study protocol;

•	size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;

•	proximity and availability of clinical study sites for prospective patients;

•	availability of competing therapies and clinical studies;

•	efforts to facilitate timely enrollment in clinical studies;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

In particular, each of the conditions for which Rocket plans to evaluate its current product candidates are rare genetic diseases with limited patient pools from which to draw for clinical studies. Additionally, the process of finding and diagnosing patients may prove costly. Finally, the treatment process requires that the cells be obtained from patients and then shipped to a transduction facility within the required timelines, and this may introduce unacceptable shipping-related delays to the process.

In addition, to the extent Rocket seeks to obtain regulatory approval for its product candidates in foreign countries, Rocket’s ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with clinical research organizations, or CROs, and physicians;

•	different standards for the conduct of clinical trials;

•	absence in some countries of established groups with sufficient regulatory expertise for review of AAV gene therapy protocols;

•	Rocket’s inability to locate qualified local partners or collaborators for such clinical trials; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If Rocket has difficulty enrolling a sufficient number of patients to conduct its clinical trials as planned, Rocket may need to delay, limit or terminate planned clinical trials, the occurrence of any of which would harm our business, financial condition, results of operations and prospects. Moreover, Rocket intends to rely on the nonclinical studies and clinical trials performed by Hutch and CIEMAT, and the FDA or the regulatory authority in any other country in which we decide to perform clinical trials or seek approval may not accept that results of the Hutch and CIEMAT studies and trials. Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to Rocket or impair Rocket’s ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.

Rocket has not completed any clinical studies of its current product candidates. Initial results in Rocket’s ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

Rocket’s Fanconi Anemia gene therapy treatments are currently in clinical trials being conducted by Rocket’s partners, Hutch and CIEMAT. Several of Rocket’s other gene therapy programs are in the preclinical stages. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in Rocket’s clinical studies or for any future subjects in Rocket’s ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving Rocket’s product candidates. Furthermore, Rocket’s product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. Rocket cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of Rocket’s product candidates.

Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Even if Rocket successfully completes the necessary preclinical studies and clinical trials, Rocket cannot predict when, or if, Rocket will obtain regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than Rocket seeks.

Rocket cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Rocket has not received approval from regulatory authorities in any jurisdiction to market any of its product candidates. Even if Rocket’s product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, issue a complete response letter, or ultimately, Rocket may not be able to obtain regulatory approval. In addition, Rocket may experience delays or rejections if an FDA Advisory Committee recommends disapproval or restrictions on use. In addition, Rocket may experience delays or rejections based upon additional government regulation from future legislation or administrative actions, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that Rocket’s data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of data obtained from preclinical and clinical testing could delay, limit or prevent the receipt of marketing approval for a product candidate.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies, or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of Rocket’s product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for Rocket’s product candidates and materially harm its business, financial condition, results of operations and prospects.

Even if Rocket obtains regulatory approval for a product candidate, its products will remain subject to regulatory scrutiny.

Even if Rocket obtains regulatory approval in a jurisdiction, the applicable regulatory authority may still impose significant restrictions on the indicated uses or marketing of Rocket’s product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved Biologics License Application, or BLA, is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and current good tissue practice, or cGMP, adherence to commitments made in the BLA. If Rocket or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If Rocket fails to comply with applicable regulatory requirements following approval of any of its product candidates, a regulatory agency may take a variety of actions, including:

•	issue a warning letter asserting that Rocket is in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical studies;

•	refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by Rocket;

•	seize products; or

•	refuse to allow Rocket to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require Rocket to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit Rocket’s ability to commercialize its product candidates and generate revenues and could harm its business, financial condition, results of operations and prospects.

In addition, the FDA’s policies, and those of comparable foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of Rocket’s product candidates. Rocket cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative actions, either in the U.S. or abroad. If Rocket is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Rocket is not able to maintain regulatory compliance, Rocket may lose any marketing approval which Rocket may have obtained and Rocket may not achieve or sustain profitability, which would materially harm Rocket’s business, financial condition, results of operations and prospects.

Rocket may never obtain FDA approval for any of its product candidates in the United States, and even if Rocket does, Rocket may never obtain approval for or commercialize any of its product candidates in any other jurisdiction, which would limit Rocket’s ability to realize its full market potential.

In order to eventually market any of Rocket’s product candidates in any particular foreign jurisdiction, Rocket must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy on a jurisdiction-by-jurisdiction basis. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, preclinical studies and clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for Rocket and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Rocket’s products in those countries. The foreign regulatory approval process involves similar risks to those associated with FDA approval. Rocket does not have any product candidates approved for sale in any jurisdiction, including international markets, nor has Rocket attempted to obtain such approval. If Rocket fails to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, Rocket’s target market will be reduced and Rocket’s ability to realize the full market potential of its products will be unrealized.

Rocket’s product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Gene therapy is still a relatively new approach to disease treatment and adverse side effects could develop with Rocket’s product candidates. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction soon after administration which could substantially limit the effectiveness and durability of the treatment. If certain side effects are observed in testing of Rocket’s potential product candidates, Rocket may decide or be required to halt or delay further clinical development of its product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures associated with a given product candidate also can cause adverse side effects. If any such adverse events occur, Rocket’s clinical trials could be suspended or terminated. Under certain circumstances, the FDA, the European Commission, the EMA or other regulatory authorities could order Rocket to cease further development of, or deny approval of, Rocket’s product candidates for any or all targeted indications. Moreover, if Rocket elects, or is required, to not initiate or to delay, suspend or terminate any future clinical trial of any of its product candidates, the commercial prospects of such product candidates may be harmed and Rocket’s ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm Rocket’s ability to develop other product candidates, and may harm Rocket’s business, financial condition and prospects significantly.

Furthermore, if undesirable side effects caused by Rocket’s product candidate are identified following regulatory approval of a product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;

•	regulatory authorities may require additional warnings on the label;

•	Rocket may be required to change the way a product candidate is administered or conduct additional clinical trials; and

•	Rocket’s reputation may suffer.

Any of these occurrences may harm Rocket’s business, financial condition and prospects significantly.

Rocket may be unable to obtain orphan drug designation or exclusivity for some product candidates. If Rocket’s competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as its product candidates, Rocket may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the European Union, following the opinion of the EMA’s Committee for Orphan Medicinal Products, the European Commission grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before Rocket does (regardless of Rocket’s orphan drug designation), Rocket will be precluded from receiving marketing approval for Rocket’s product for the applicable exclusivity period. The applicable period is seven years in the U.S. and 10 years in the European Union. The exclusivity period in the U.S. can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if Rocket requests orphan drug designation for any of its product candidates, Rocket cannot guarantee that the FDA or the European Commission will grant any of its product candidates such designation. Additionally, the designation of any of Rocket’s product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as Rocket’s product candidates prior to Rocket’s product candidates receiving exclusive marketing approval.

Even if Rocket obtains orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Risks Related to Manufacturing, Development and Commercialization of Rocket’s Product Candidates

Products intended for use in gene therapies are novel, complex and difficult to manufacture. Rocket could experience production problems that result in delays in its development or commercialization programs, limit the supply of its products or otherwise harm its business.

Rocket currently has development, manufacturing and testing agreements with third parties to manufacture supplies of its product candidates. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers.

Rocket’s product candidates require processing steps that are more complex than those required for small molecule pharmaceuticals.

Rocket may encounter problems contracting with, hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate Rocket’s manufacturing process which could result in delays in Rocket’s production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in Rocket’s manufacturing process or the facilities with which Rocket contracts could make Rocket a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit Rocket’s access to attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict Rocket’s ability to meet market demand for Rocket’s products. Additionally, should Rocket manufacturing agreements with third parties be terminated for any reason, there may be a limited number of manufacturers who would be suitable replacements and it could take a significant amount of time to transition the manufacturing to a replacement.

Rocket may not successfully commercialize Rocket’s drug candidates.

Rocket’s gene therapy product candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and Rocket’s failure to develop safe, commercially viable products would severely limit Rocket’s ability to become profitable or to achieve significant revenues. Rocket may be unable to successfully commercialize Rocket’s product candidates because of several reasons, including:

•	some or all of Rocket’s product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;

•	Rocket’s product candidates, if safe and effective, may nonetheless not be able to be developed into commercially viable products;

•	it may be difficult to manufacture or market its product candidates on a scale that is necessary to ultimately deliver its products to end-users;

•	proprietary rights of third parties may preclude Rocket from marketing its product candidates; and

•	third parties may market superior or equivalent drugs which could adversely affect the commercial viability and success of Rocket’s product candidates.

Rocket’s ability to successfully develop and commercialize its product candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

Market acceptance and sales of Rocket’s product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for Rocket’s products as well as levels at which these payors pay directly for Rocket’s products, where applicable, could affect whether Rocket is able to successfully commercialize these products. Rocket cannot guarantee that reimbursement will be available for any of its product candidates. Nor can Rocket guarantee that coverage or reimbursement amounts will not reduce the demand for, or the price of, its product candidates. Rocket has not commenced efforts to have its product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, Rocket may not be able to successfully commercialize its products. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was signed into law, and in recent years, numerous proposals to change the health care system in the U.S. have been made. These reform proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If Rocket’s products are or become subject to government regulation that limits or prohibits payment for Rocket’s products, or that subjects the price of Rocket’s products to governmental control, Rocket may not be able to generate revenue, attain profitability or commercialize its products.

In addition, third-party payors are increasingly limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs. If Rocket is unable to obtain adequate levels of reimbursement for its product candidates, Rocket’s ability to successfully market and sell its product candidates will be harmed. The manner and level at which reimbursement is provided for services related to Rocket’s product candidates (e.g., for administration of Rocket’s product to patients) is also important to successful commercialization of its product candidates. Inadequate reimbursement for such services may lead to physician resistance and limit Rocket’s ability to market or sell its products.

Rocket faces intense competition and rapid technological change and the possibility that its competitors may develop therapies that are more advanced or effective than Rocket’s, which may adversely affect Rocket’s financial condition and its ability to successfully commercialize its product candidates.

Rocket is engaged in gene therapy for severe genetic and rare diseases, which is a competitive and rapidly changing field. Although Rocket is not currently aware of any gene therapy competitors addressing any of the same indications as those in Rocket’s pipeline, Rocket may have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.

Rocket’s potential competitors may have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. These competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that Rocket may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than Rocket. Additionally, technologies developed by Rocket’s competitors may render its potential product candidates uneconomical or obsolete, and Rocket may not be successful in marketing Rocket’s product candidates against those of Rocket’s competitors.

In addition, as a result of the expiration or successful challenge of Rocket’s patent rights, Rocket could face increased litigation with respect to the validity and/or scope of patents relating to Rocket’s competitors’ products. The availability of Rocket’s competitors’ products could limit the demand, and the price Rocket is able to charge, for any products that Rocket may develop and commercialize, thereby causing harm to Rocket’s business, financial condition, results of operations and prospects.

Rocket may not be successful in its efforts to build a pipeline of additional product candidates.

Rocket’s business model is centered on applying its expertise in rare genetic diseases by establishing focused selection criteria to develop and advance a portfolio of gene therapy product candidates through development into commercialization. Rocket may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that its research and development efforts to date have resulted in. Even if Rocket is successful in continuing to build Rocket’s pipeline, the potential product candidates that Rocket identifies may not be suitable for clinical development. If Rocket does not successfully develop and commercialize product candidates based upon its approach, Rocket will not be able to obtain product revenue in future periods, which would likely result in significant harm to Rocket’s financial position and results of operations.

The success of Rocket’s research and development activities, upon which Rocket primarily focuses, is uncertain.

Rocket’s primary focus is on its research and development activities and the clinical testing and commercialization of its product candidates. Research and development was Rocket’s most significant operating expense for the year ended December 31, 2017. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow Rocket’s research and development effort and Rocket’s business could ultimately suffer. Rocket anticipates that it will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

Risks Related to Third Parties

Rocket relies on third parties to conduct its preclinical studies and clinical trials and perform other tasks for Rocket. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, Rocket may not be able to obtain regulatory approval for or commercialize Rocket’s product candidates and Rocket’s business, financial condition and results of operations could be substantially harmed.

Rocket has relied upon and plans to continue to rely upon third parties, including contract research organizations, which we refer to as CROs, medical institutions, and contract laboratories to monitor and manage data for Rocket’s ongoing preclinical and clinical programs. Nevertheless, Rocket maintains responsibility for ensuring that each of Rocket’s clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and Rocket’s reliance on these third parties does not relieve Rocket of its regulatory responsibilities. Rocket and its vendors are required to comply with current requirements on GMP, good clinical practice, or GCP, and good laboratory practice, or GLP, which are a collection of laws and regulations enforced by the FDA, EMA or comparable foreign authorities for all of Rocket’s drug candidates in clinical development.

Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If Rocket or any of its vendors fails to comply with applicable regulations, the data generated in Rocket’s preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign authorities may require Rocket to perform additional preclinical studies and clinical trials before approving Rocket’s marketing applications. Rocket cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of Rocket’s clinical trials comply with GCP regulations. In addition, Rocket’s clinical trials must be conducted with products produced consistent with GMP regulations. Rocket’s failure to comply with these regulations may require Rocket to repeat clinical trials, which would delay the development and regulatory approval processes.

If any of Rocket’s relationships with these third parties, medical institutions, clinical investigators or contract laboratories terminate, Rocket may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. In addition, Rocket’s CROs are not its employees, and except for remedies available to Rocket under its agreements with such CROs, Rocket cannot control whether or not they devote sufficient time and resources to Rocket’s ongoing preclinical and clinical programs.

If Rocket’s CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to Rocket’s protocols, regulatory requirements, or for other reasons, Rocket’s clinical trials may be extended, delayed or terminated and Rocket may not be able to obtain regulatory approval for or successfully commercialize its product candidates. CROs may also generate higher costs than anticipated. As a result, Rocket’s business, financial condition and results of operations and the commercial prospects for Rocket’s product candidates could be materially and adversely affected, Rocket’s costs could increase, and its ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact Rocket’s ability to meet its desired clinical development timelines. Though Rocket carefully manages its relationships with its CROs, Rocket cannot guarantee that Rocket will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on its business, financial condition or results of operations.

Rocket expects to rely on third parties to conduct some or all aspects of its drug product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

Rocket does not expect to independently conduct all aspects of its gene therapy production, product manufacturing, research and preclinical and clinical testing. Rocket currently relies, and expects to continue to rely, on third parties with respect to these items. In some cases, these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

Rocket’s reliance on these third parties for research and development activities will reduce Rocket’s control over these activities but will not relieve Rocket of its responsibility to ensure compliance with all required regulations and study protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct Rocket’s studies in accordance with regulatory requirements or Rocket’s stated study plans and protocols, Rocket will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support future product submissions and approval of its product candidates.

Generally, these third parties may terminate their engagements with Rocket at will upon notice. If Rocket needs to enter into alternative arrangements, it could delay Rocket’s product development activities.

Reliance on third-party manufacturers entails risks to which Rocket would not be subject if Rocket manufactured the product candidates itself, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;

•	the risk that these activities are not conducted in accordance with Rocket’s study plans and protocols;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to Rocket; and

•	disruptions to the operations of its third-party manufacturers or suppliers caused by conditions unrelated to its business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact Rocket’s ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including an injunction, recall, seizure or total or partial suspension of production.

Rocket may not be successful in finding strategic collaborators for continuing development of certain of its product candidates or successfully commercializing its product candidates.

Rocket may seek to establish strategic partnerships for developing and/or commercializing certain of Rocket’s product candidates due to relatively high capital costs required to develop the product candidates, manufacturing constraints or other reasons. Rocket may not be successful in its efforts to establish such strategic partnerships or other alternative arrangements for its product candidates for several reasons, including because its research and development pipeline may be insufficient, Rocket’s product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view Rocket’s product candidates as having the requisite potential to demonstrate efficacy or market opportunity. In addition, Rocket may be restricted under existing agreements from entering into future agreements with potential collaborators.

If Rocket is unable to reach agreements with suitable licensees or collaborators on a timely basis, on acceptable terms or at all, Rocket may have to curtail the development of a product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase Rocket’s expenditures and undertake development or commercialization activities at its own expense. If Rocket elects to independently fund development or commercialization activities, Rocket may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If Rocket fails to enter into collaboration arrangements and does not have sufficient funds or expertise to undertake necessary development and commercialization activities, Rocket may not be able to further develop its product candidates and Rocket’s business, financial condition, results of operations and prospects may be materially harmed.

The commercial success of any of Rocket’s product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social, legal and other concerns about gene therapy could result in additional regulations restricting or prohibiting Rocket’s products. Even with the requisite approvals from the FDA in the United States, the EMA in the European Union and other regulatory authorities internationally, the commercial success of Rocket’s product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and Rocket’s product candidates in particular, as medically beneficial, cost-effective and safe. Any product that Rocket commercializes may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, Rocket may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, Rocket’s product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and safety of such product candidates as demonstrated in preclinical studies and clinical trials;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the cost of Rocket’s treatment relative to alternative treatments;

•	the clinical indications for which the product candidate is approved by the FDA or the European Commission;

•	patient awareness of, and willingness to seek, gene therapy;

•	the willingness of physicians to prescribe new therapies;

•	the willingness of physicians to undergo specialized training with respect to administration of Rocket’s product candidates;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning Rocket’s products or competing products and treatments; and

•	sufficient third-party payor coverage and reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is approved and launched. The failure of any of Rocket’s product candidates to achieve market acceptance could materially harm Rocket’s business, financial condition, results of operations and prospects.

RTW Investments, LP, Rocket’s principal stockholder, may have the ability to significantly influence all matters submitted to stockholders for approval.

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 39.18% of Rocket’s outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Risks Related to Personnel and Other Risks Related to Rocket’s Business

Rocket’s business could suffer if it loses the services of, or fails to attract, key personnel.

Rocket is highly dependent upon the efforts of the company’s senior management, including Rocket’s Chief Executive Officer, Gaurav Shah, MD; Rocket’s Chief Medical Officer and Head of Clinical Development, Jonathan Schwartz, MD; and Rocket’s Chief Operating Officer and Head of Development, Kinnari Patel. The loss of the services of these individuals and other members of Rocket’s senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Rocket’s employment arrangements with the key personnel are “at-will.” Rocket does not maintain any “key-man” insurance policies on any of the key employees nor does Rocket intend to obtain such insurance. In addition, due to the specialized scientific nature of Rocket’s business, Rocket is highly dependent upon its ability to attract and retain qualified scientific and technical personnel and consultants. In view of the stage of Rocket’s organizational development and research and development programs, Rocket has restricted its hiring to research scientists, consultants and a small administrative staff and has made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of Rocket’s operations, however, and Rocket may be unsuccessful in attracting and retaining these personnel.

Rocket may need to expand its organization and may experience difficulties in managing this growth, which could disrupt its operations.

As of March 1, 2018, Rocket had 20 full-time employees. As Rocket’s business activities expand, Rocket may expand its full-time employee base and hire more consultants and contractors. Rocket’s management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. Rocket may not be able to effectively manage the expansion of its operations, which may result in weaknesses in Rocket’s infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Rocket’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If Rocket’s management is unable to effectively manage Rocket’s growth, Rocket’s expenses may increase more than expected, Rocket’s ability to generate and/or grow revenues could be reduced and Rocket may not be able to implement its business strategy.

Rocket’s employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

Rocket is exposed to the risk of fraud or other misconduct by its employees, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to Rocket. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to Rocket’s reputation or could cause regulatory agencies not to approve Rocket’s product candidates. Rocket has a code of business ethics and conduct applicable to all employees, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions Rocket takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Rocket from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against Rocket, and Rocket is not successful in defending the company or asserting its rights, those actions could have a significant impact on Rocket’s business, including the imposition of significant fines or other sanctions.

Rocket’s internal computer systems, or those of its third-party collaborators or other contractors, may fail or suffer security breaches, which could result in a material disruption of Rocket’s development programs.

Rocket’s internal computer systems and those of its current and any future collaborators and other consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While Rocket has not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in Rocket’s operations, it could result in a material disruption of Rocket’s development programs and its business operations, whether due to a loss of its trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in Rocket’s regulatory approval efforts and significantly increase Rocket’s costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, Rocket’s data or applications, or inappropriate disclosure of confidential or proprietary information, Rocket could incur liability, its competitive position could be harmed and the further development and commercialization of Rocket’s product candidates could be delayed.

Rocket may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that Rocket’s employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Rocket employs individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Although Rocket endeavors to ensure that its employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for Rocket, Rocket may be subject to claims that Rocket or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of Rocket’s employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If Rocket fails in defending any such claims, in addition to paying monetary damages, Rocket may lose valuable intellectual property rights or personnel, which could adversely impact Rocket’s business. Even if Rocket is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Given Rocket’s commercial relationships outside of the United States, in particular in the European Union, a variety of risks associated with international operations could harm its business.

Rocket engages in various commercial relationships outside the United States and Rocket may commercialize its product candidates outside of the United States. In many foreign countries, it is common for others to engage in business practices that are prohibited by U.S. laws and regulations applicable to Rocket, including the Foreign Corrupt Practices Act. Although Rocket may implement policies and procedures specifically designed to comply with these laws and policies, there can be no assurance that Rocket’s employees, contractors and agents will comply with these laws and policies. If Rocket is unable to successfully manage the challenges of international expansion and operations, Rocket’s business and operating results could be harmed.

Rocket may be, and expect that it will be to the extent Rocket commercializes its product candidates outside the United States, subject to various risks associate with operating internationally, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•

business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability; and

•	greater difficulty with enforcing Rocket’s contracts in jurisdictions outside of the United States.

These and related risks could materially harm Rocket’s business, financial condition, results of operations and prospects.

Risks Related to Rocket’s Intellectual Property

Rocket’s rights to intellectual property for the development and commercialization of its product candidates are subject to the terms and conditions of licenses granted to Rocket by others.

Rocket is heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of its technology and products, including technology related to Rocket’s manufacturing process and Rocket’s gene therapy product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which Rocket may wish to license its platform or develop or commercialize its technology and products in the future. As a result, Rocket may not be able to prevent competitors from developing and commercializing competitive products in territories not included in all of its licenses.

Licenses to additional third-party technology that may be required for Rocket’s licensing or development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could materially harm Rocket’s business and financial condition.

In some circumstances, Rocket may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that Rocket’s license from third parties. If Rocket’s licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights Rocket has licensed may be reduced or eliminated and Rocket’s right to develop and commercialize any of its products that are the subject of such licensed rights could be impacted. In addition to the foregoing, the risks associated with patent rights that Rocket licenses from third parties will also apply to patent rights Rocket may own in the future.

Furthermore, the research resulting in certain of Rocket’s licensed patent rights and technology was funded by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose Rocket’s confidential information to third parties and to exercise march-in rights to use or allow third parties to use Rocket’s licensed technology. The government can exercise its march-in rights if it determines that action is necessary because Rocket fails to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, Rocket’s rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. Any exercise by the government of such rights could harm Rocket’s competitive position, business, financial condition, results of operations and prospects.

If Rocket is unable to obtain and maintain patent protection for is products and related technology, or if the scope of the patent protection obtained is not sufficiently broad, Rocket’s competitors could develop and commercialize products and technology similar or identical to Rocket’s, and Rocket’s ability to successfully commercialize its products may be harmed.

Rocket’s success depends, in large part, on its ability to obtain and maintain patent protection in the U.S. and other countries with respect to its product candidates and its manufacturing technology. Rocket’s licensors have sought and Rocket may intend to seek to protect its proprietary position by filing patent applications in the U.S. and abroad related to many of its novel technologies and product candidates that are important to its business.

The patent prosecution process is expensive, time-consuming and complex, and Rocket may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of Rocket’s product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which Rocket believes precludes its ability to obtain patent protection for certain inventions relating to such work. It is also possible that Rocket will fail to identify patentable aspects of its research and development output before it is too late to obtain patent protection.

Rocket is party to intellectual property license agreements with several entities, each of which is important to its business, and Rocket expects to enter into additional license agreements in the future. Rocket’s patent portfolio consists solely of patent applications in-licensed pursuant to those license agreements, and those agreements impose, and Rocket expects that future license agreements will impose, various diligence, development and commercialization timelines, milestone obligations, payments and other obligations on Rocket. If Rocket or its licensees fail to comply with Rocket’s obligations under these agreements, or Rocket is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Rocket could lose certain rights provided by the licenses, including that Rocket may not be able to market products covered by the license. In addition, the patent rights we have in-

licensed from Hutch relate only to Hutch’s “Prodigy” platform, a portable platform for hematopoietic stem/progenitor cell gene therapy, and not to RP-L101, Rocket’s LVV-based program targeting FA that is in-licensed from Hutch.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of Rocket’s patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect Rocket’s technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of Rocket’s patent rights or narrow the scope of Rocket’s patent protection.

While we believe our intellectual property allows us to pursue our current development programs, several companies and academic institutions are pursuing alternate approaches to gene therapy and have built intellectual property around these approaches and methods. For example, Institute Pasteur controls a patent family related to vector elements for lentiviral-based gene therapy. These patents relate to an element that improves nuclear localization. While these patents expire from 2019 to 2023, if our products were to launch before these dates, we may need to secure a license. In addition, Rocket may not be aware of all third-party intellectual property rights potentially relating to its technology and product candidates. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, Rocket cannot be certain that Rocket was the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that Rocket was the first to file for patent protection of such inventions.

Even if the patent applications Rocket licenses or may own in the future do issue as patents, they may not issue in a form that will provide Rocket with any meaningful protection, prevent competitors or other third parties from competing with Rocket or otherwise provide Rocket with any competitive advantage. Rocket’s competitors or other third parties may avail themselves of safe harbor under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials and may be able to circumvent Rocket’s patent rights by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and Rocket’s patent rights may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit Rocket’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of is technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, Rocket’s intellectual property may not provide sufficient rights to exclude others from commercializing products similar or identical to Rocket’s.

If Rocket breaches its license agreements, it could have a material adverse effect on Rocket’s commercialization efforts for its product candidates.

If Rocket breaches any of the agreements under which Rocket licenses intellectual property relating to the use, development and commercialization rights to its product candidates or technology from third parties, Rocket could lose license rights that are important to its business. Licensing of intellectual property is of critical importance to Rocket’s business and involves complex legal, business and scientific issues. Disputes may arise between Rocket and its licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement;

•	whether and the extent to which Rocket technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	Rocket’s right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;

•

Rocket’s diligence obligations with respect to the use of the licensed technology in relation to its development and commercialization of is product candidates, and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Rocket’s licensors and Rocket and its partners; and

•	whether and the extent to which inventors are able to contest to the assignment of their rights to Rocket’s licensors.

If disputes over intellectual property that Rocket has in-licensed prevent or impair Rocket’s ability to maintain its current licensing arrangements on acceptable terms, Rocket may be unable to successfully develop and commercialize the affected product candidates. In addition, if disputes arise as to ownership of licensed intellectual property, Rocket’s ability to pursue or enforce the licensed patent rights may be jeopardized. If Rocket or its licensors fail to adequately protect this intellectual property, Rocket’s ability to commercialize its products could suffer.

Rocket may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and Rocket may be unable to protect its rights to, or use, its technology.

If Rocket chooses to engage in legal action to prevent a third-party from using the inventions claimed in its patents or patents which Rocket licenses, that third-party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if Rocket were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that Rocket does not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe Rocket’s rights to these patents.

Furthermore, a third-party may claim that Rocket is using inventions covered by the third-party’s patent rights and may go to court to stop Rocket from engaging in its normal operations and activities, including making or selling its product candidates. These lawsuits are costly and could affect Rocket’s results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that Rocket is infringing the third-party’s patents and would order Rocket to stop the activities covered by the patents. In addition, there is a risk that a court will order Rocket to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If Rocket is sued for patent infringement, Rocket would need to demonstrate that its products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Rocket’s competitors have filed, and may in the future file, patent applications covering technology similar to Rocket’s. Any such patent application may have priority over Rocket’s in-licensed patent applications and could further require Rocket to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to Rocket’s, Rocket may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office, to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of Rocket’s United States patent position with respect to such inventions.

Some of Rocket’s competitors may be able to sustain the costs of complex patent litigation more effectively than Rocket can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on Rocket’s ability to raise the funds necessary to continue its operations.

If Rocket is unable to protect the confidentiality of its trade secrets, its business and competitive position may be harmed.

In addition to the protection afforded by patents, Rocket relies upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. Rocket seeks to protect its proprietary technology and processes, in part, by entering into confidentiality agreements with its contractors, collaborators, employees and consultants. Nonetheless, Rocket may not be able to prevent the unauthorized disclosure or use of its technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and Rocket does not know whether the steps Rocket has taken to protect its proprietary technologies will be effective. If any of the contractors, collaborators, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, Rocket may not have adequate remedies for any such breach or violation. As a result, Rocket could lose its trade secrets. Enforcing a claim that a third-party illegally obtained and is using its trade secrets, like patent litigation, is expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing or unwilling to protect trade secrets.

Rocket’s trade secrets could otherwise become known or be independently discovered by Rocket’s competitors. Competitors could purchase Rocket’s product candidates and attempt to replicate some or all of the competitive advantages Rocket derives from its development efforts, willfully infringe Rocket’s intellectual property rights, design around Rocket’s protected technology or develop their own competitive technologies that fall outside of Rocket’s intellectual property rights. If any of Rocket’s trade secrets were to be lawfully obtained or independently developed by a competitor, Rocket would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with Rocket. If Rocket’s trade secrets are not adequately protected or sufficient to provide an advantage over Rocket’s competitors, Rocket’s competitive position could be adversely affected, as could Rocket’s business. Additionally, if the steps taken to maintain Rocket’s trade secrets are deemed inadequate, Rocket may have insufficient recourse against third parties for misappropriating Rocket’s trade secrets.

If Rocket is unable to obtain or protect intellectual property rights related to its product candidates, Rocket may not be able to compete effectively in its markets.

Rocket relies upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to its product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that Rocket owns or in-licenses may fail to result in issued patents with claims that cover its product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to patents and patent applications owned or in-licensed by Rocket has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover Rocket’s product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, patents and patent applications owned or in-licensed by Rocket may not adequately protect Rocket’s intellectual property, provide exclusivity for Rocket’s product candidates or prevent others from designing around Rocket’s claims. Any of these outcomes could impair Rocket’s ability to prevent competition from third parties, which may have an adverse impact on Rocket’s business.

If the patent applications Rocket holds or has in-licensed with respect to its programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for Rocket’s product candidates, it could dissuade companies from collaborating with it to develop product candidates, and threaten Rocket’s ability to commercialize, future products. In addition to Rocket’s existing patent application filings, Rocket expects to continue to file additional patent applications covering Rocket’s product candidates.  Further, Rocket intends to pursue additional activities to protect the patents, trade secrets and other intellectual property covering its product candidates.  Rocket cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive Rocket of rights necessary for the successful commercialization of any product candidates that Rocket may develop. Further, if Rocket or the relevant licensor encounters delays in regulatory approvals, the period of time during which Rocket could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, Rocket cannot be certain that Rocket or the relevant licensor was the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third-party to determine who was the first to invent any of the subject matter covered by the patent claims of Rocket’s applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering Rocket’s product candidates are obtained, once the patent life has expired for a product, Rocket may be open to competition from generic medications.

In addition to the protection afforded by patents, Rocket relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that Rocket elects not to patent, processes for which patents are difficult to enforce and any other elements of Rocket’s product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. Rocket seeks to protect its proprietary technology and processes, in part, by entering into confidentiality agreements with its employees, consultants, scientific advisors and contractors. Rocket also seeks to preserve the integrity and confidentiality of its data and trade secrets by maintaining physical security of its premises and physical and electronic security of its information technology systems. While Rocket has confidence in these individuals, organizations and systems, agreements or security measures may be breached, and Rocket may not have adequate remedies for any breach. In addition, Rocket’s trade secrets may otherwise become known or be independently discovered by competitors.

Although Rocket expects all of its employees and consultants to assign their inventions to Rocket, and all of Rocket’s employees, consultants, advisors and any third parties who have access to its proprietary know-how, information or technology to enter into confidentiality agreements, Rocket cannot provide any assurances that all such agreements have been duly executed or that its trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to its trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of Rocket’s trade secrets could impair its competitive position and may have a material adverse effect on its business. Additionally, if the steps taken to maintain Rocket’s trade secrets are deemed inadequate, Rocket may have insufficient recourse against third parties for misappropriating its trade secret. In addition, others may independently discover Rocket’s trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that Rocket may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, Rocket may encounter significant problems in protecting and defending its intellectual property, both in the United States and abroad. If Rocket is unable to prevent material disclosure of the non-patented intellectual property related to its technologies to third parties, and there is no guarantee that Rocket will have any such enforceable trade secret protection, it may not be able to establish or maintain a competitive advantage in its market, which could materially adversely affect its business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay Rocket’s development and commercialization efforts.

Rocket’s commercial success depends in part on its avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which Rocket is pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Rocket’s product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that Rocket is employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Rocket’s product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that Rocket’s product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of Rocket’s technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of Rocket’s product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block Rocket’s ability to commercialize such product candidate unless Rocket obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of Rocket’s formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block Rocket’s ability to develop and commercialize the applicable product candidate unless Rocket obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against Rocket may obtain injunctive or other equitable relief, which could effectively block Rocket’s ability to further develop and commercialize one or more of its product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from Rocket’s business. In the event of a successful claim of infringement against Rocket, Rocket may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign Rocket’s infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Rocket may not be successful in obtaining or maintaining necessary rights to gene therapy product components and processes for its development pipeline through acquisitions and in-licenses.

Presently Rocket has rights to the intellectual property, through licenses from third parties and under patents that Rocket owns, to develop its gene therapy product candidates. Because Rocket’s programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of Rocket’s business will likely depend in part on its ability to acquire, in-license or use these proprietary rights. In addition, Rocket’s product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. Rocket may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that Rocket identifies. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that Rocket may consider attractive. These established companies may have a competitive advantage over Rocket due to their size, cash resources and greater clinical development and commercialization capabilities.

For example, Rocket sometimes collaborates with U.S. and foreign academic institutions to accelerate its preclinical research or development under written agreements with these institutions. Typically, these institutions provide Rocket with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, Rocket may be unable to negotiate a license within the specified time frame or under terms that are acceptable to it. If Rocket is unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking Rocket’s ability to pursue its program.

In addition, companies that perceive Rocket to be a competitor may be unwilling to assign or license rights to it. Rocket also may be unable to license or acquire third-party intellectual property rights on terms that would allow it to make an appropriate return on its investment. If Rocket is unable to successfully obtain rights to required third-party intellectual property rights, Rocket’s business, financial condition and prospects for growth could suffer.

If Rocket fails to comply with its obligations in the agreements under which Rocket licenses intellectual property rights from third parties or otherwise experiences disruptions to Rocket’s business relationships with its licensors, Rocket could lose license rights that are important to its business.

Rocket is a party to a number of intellectual property license agreements that are important to its business and expect to enter into additional license agreements in the future. Rocket’s existing license agreements impose, and Rocket expects that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on Rocket. If Rocket fails to comply with its obligations under these agreements, or Rocket is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Rocket would not be able to market products covered by the license.

Rocket may need to obtain licenses from third parties to advance its research or allow commercialization of its product candidates, and it has done so from time to time. Rocket may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, Rocket may be required to expend significant time and resources to develop or license replacement technology. If Rocket is unable to do so, it may be unable to develop or commercialize the affected product candidates, which could harm its business significantly. Rocket cannot provide any assurances that third-party patents do not exist which might be enforced against its current product candidates or future products, resulting in either an injunction prohibiting its sales, or, with respect to its sales, an obligation on Rocket’s part to pay royalties and/or other forms of compensation to third parties.

In many cases, patent prosecution of Rocket’s licensed technology is controlled solely by the licensor. If Rocket’s licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property Rocket licenses from them, Rocket could lose its rights to the intellectual property or its exclusivity with respect to those rights, and its competitors could market competing products using the intellectual property. In certain cases, Rocket controls the prosecution of patents resulting from licensed technology. In the event Rocket breaches any of its obligations related to such prosecution, Rocket may incur significant liability to its licensing partners. Licensing of intellectual property is of critical importance to Rocket’s business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in Rocket’s industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which Rocket’s technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under Rocket’s collaborative development relationships;

•	Rocket’s diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Rocket’s licensors and Rocket and Rocket’s partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that Rocket has licensed prevent or impair Rocket’s ability to maintain its current licensing arrangements on acceptable terms, Rocket may be unable to successfully develop and commercialize the affected product candidates.

Rocket may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe Rocket’s patents or the patents of Rocket’s licensors. To counter infringement or unauthorized use, Rocket may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of Rocket’s or Rocket’s licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that Rocket’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of Rocket’s patents at risk of being invalidated or interpreted narrowly and could put Rocket’s patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by Rocket may be necessary to determine the priority of inventions with respect to Rocket’s patents or patent applications or those of Rocket’s licensors. An unfavorable outcome could require Rocket to cease using the related technology or to attempt to license rights to it from the prevailing party. Rocket’s business could be harmed if the prevailing party does not offer it a license on commercially reasonable terms. Rocket’s defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract Rocket’s management and other employees. Rocket may not be able to prevent, alone or with its licensors, misappropriation of its intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Rocket’s confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of Rocket’s common stock.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of Rocket’s patent applications and the enforcement or defense of Rocket’s issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. However, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of Rocket’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Rocket’s patent applications and the enforcement or defense of Rocket’s issued patents, all of which could have a material adverse effect on Rocket’s business and financial condition.

Rocket may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that its employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Rocket employs individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including Rocket’s competitors or potential competitors. Although Rocket tries to ensure that its employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for Rocket, Rocket may be subject to claims that Rocket or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of its employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If Rocket fails in defending any such claims, in addition to paying monetary damages, Rocket may lose valuable intellectual property rights or personnel, which could adversely impact Rocket’s business. Even if Rocket is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Rocket may be subject to claims challenging the inventorship or ownership of its patents and other intellectual property.

Rocket may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in its patents or other intellectual property. Rocket has had in the past, and it may also have to in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing Rocket’s product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If Rocket fails in defending any such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on Rocket’s business. Even if Rocket is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining Rocket’s patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and Rocket’s patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. Rocket and, to its knowledge, its licensors have systems in place to remind them to pay these fees, and Rocket and, to its knowledge, its licensors employ outside firms and rely on their respective outside counsel to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Rocket and, to its knowledge, its licensors employ reputable law firms and other professionals to help them comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, Rocket’s competitors might be able to enter the market and this circumstance would have a material adverse effect on Rocket’s business.

Issued patents covering Rocket’s product candidates could be found invalid or unenforceable if challenged in court.

If Rocket or one of Rocket’s licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of Rocket’s product candidates, the defendant could counterclaim that the patent covering Rocket’s product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to Rocket’s or its licensing partners’ patents in such a way that they no longer cover Rocket’s product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, Rocket cannot be certain that there is no invalidating prior art, of which Rocket and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, Rocket would lose at least part, and perhaps all, of the patent protection on its product candidates. Such a loss of patent protection would have a material adverse impact on Rocket’s business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing Rocket’s ability to protect its products.

As is the case with other biotechnology companies, Rocket’s success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to Rocket’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken Rocket’s ability to obtain new patents or to enforce its existing patents and patents that it might obtain in the future.

Rocket may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and Rocket’s intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, Rocket may not be able to prevent third parties from practicing its inventions in all countries outside the United States, or from selling or importing products made using Rocket’s inventions in and into the United States or other jurisdictions. Competitors may use Rocket’s technologies in jurisdictions where it has not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where Rocket has patent protection, but enforcement is not as strong as that in the United States. These products may compete with Rocket’s products and its patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for Rocket to stop the infringement of its patents or marketing of competing products in violation of its proprietary rights generally. Proceedings to enforce Rocket’s patent rights in foreign jurisdictions could result in substantial costs and divert its efforts and attention from other aspects of its business, could put its patents at risk of being invalidated or interpreted narrowly and its patent applications at risk of not issuing and could provoke third parties to assert claims against it. Rocket may not prevail in any lawsuits that it initiates and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, Rocket’s efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Rocket develops or licenses.

Item 2.	Properties

Corporate Headquarters

Our corporate headquarters are located in New York, New York, and consist of approximately 4,400 square feet of leased office and laboratory space under a lease that expires in July 2021.

Facility in Lexington, Massachusetts

We currently lease approximately 15,000 square feet of office space in Lexington, Massachusetts under a lease that expires in February 2023.

Item 3.	Legal Proceedings

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against Inotek, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding its phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The defendants filed a motion to dismiss the second amended complaint on October 6, 2017, the plaintiffs opposed the motion on December 5, 2017, and the defendants filed a reply on January 16, 2018. The Company continues to vigorously defend itself against this claim.

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

Market Information

On January 4, 2018, Inotek and Private Rocket completed the Reverse Merger. Immediately prior to the Reverse Merger, Inotek completed a 1-for-4 reverse stock split. Following the Reverse Merger, we changed the name of the combined company to “Rocket Pharmaceuticals, Inc.” and changed the symbol under which our stock trades on Nasdaq to “RCKT.” Our common stock originally began trading on the Nasdaq Global Select Market on February 18, 2015 under the symbol “ITEK”. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the period indicated, adjusted for the 1-for-4 reverse stock split:

2016	High	Low
First Quarter	$46.36	$24.36
Second Quarter	$42.56	$26.92
Third Quarter	$39.04	$26.56
Fourth Quarter	$37.92	$24.00

2017	High	Low
First Quarter	$8.60	$6.10
Second Quarter	$8.80	$6.60
Third Quarter	$7.30	$3.60
Fourth Quarter	$12.12	$7.76

On March 1, 2018, the closing price for our common stock as reported on the Nasdaq Global Market was $16.78.

Stockholders

As of March 1, 2018, there were 50 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets for the aggregate information of Inotek’s equity compensation plans in effect as of December 31, 2017. Inotek’s equity plans consist of the Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), and the 2014 Employee Stock Purchase Plan (“ESPP”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	795,239	$21.40	269,073
Equity compensation plans not approved by security holders	—	—	—
Total	795,239	$21.40	269,073

(1)	No additional awards will be made under the 2004 Plan.
(2)

Includes 271,719 restricted stock units (“RSUs”) issued and outstanding pursuant to the 2014 Plan. There is no exercise price associated with these RSUs and therefore the weighted average price of outstanding options, warrants and rights reflect only the weighted average exercise price of the 523,520 options outstanding at December 31, 2017, issued pursuant to the 2004 Plan and 2014 Plan.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock made during the year ended December 31, 2017.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

The financial information included in this Selected Financial Data is that of Inotek prior to the Reverse Merger, because the Reverse Merger was consummated after the period covered by the financial statements included in this Annual Report on Form 10-K. Accordingly, the historical financial information included in this Annual Report on Form 10-K, unless otherwise indicated or as the context otherwise requires, is that of Inotek and its subsidiaries prior to the Reverse Merger.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$(14,193)	$(31,985)	$(12,554)	$(5,592)	$(5,330)
General and administrative	(12,544)	(9,894)	(7,842)	(2,112)	(1,324)
Loss from operations	(26,737)	(41,879)	(20,396)	(7,704)	(6,654)
Interest expense	(3,579)	(1,418)	(1,230)	(980)	(884)
Other income	—	—	—	—	3
Interest income	819	443	89	—	—
Loss on extinguishment of debt	—	—	(4,399)	—	—
Change in fair value of warrant liabilities	—	—	267	(845)	(81)
Change in fair value of Convertible Bridge Notes redemption rights derivative	—	—	480	(2)	—
Change in fair value of 2020 Convertible Notes derivative liability	—	—	(42,793)	—	—
Net loss	$(29,497)	$(42,854)	$(67,982)	$(9,531)	$(7,616)
Net loss per common share—basic and diluted	$(4.36)	$(6.41)	$(14.88)	$(54.08)	$(40.20)
Weighted-average common shares outstanding—basic and diluted	6,765,451	6,683,794	4,577,833	255,022	254,545

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,720	$29,798	$80,042	$3,618	$12,793
Short-term investments	21,294	96,675	31,238	—	—
Total assets	101,778	129,647	113,321	5,520	12,863
Convertible notes payable	49,541	48,960	—	1,541	—
Notes payable	—	—	—	5,613	6,805
Total liabilities	54,014	56,479	4,508	10,278	10,525
Accumulated deficit	(268,374)	(238,877)	(196,023)	(128,041)	(118,510)
Total stockholders’ equity (deficit)	47,764	73,168	108,813	(51,559)	(38,895)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Unless otherwise indicated, references to the terms the “combined company,” “Rocket,” the “Company,” “we,” “our” and “us” refer to Rocket Pharmaceuticals, Inc. (formerly known as Inotek Pharmaceuticals Corporation) and its subsidiaries after the reverse merger described herein. The term “Private Rocket” refers to privately-held Rocket Pharmaceuticals, Ltd. prior to its merger with Rome Merger Sub, a wholly owned subsidiary of Inotek Pharmaceuticals Corporation. The term “Inotek” refers to Inotek Pharmaceuticals Corporation and its subsidiaries prior to the reverse merger.

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Inotek prior to the reverse merger because the reverse merger was consummated after the period covered by the financial statements included in this Annual Report on Form 10-K. Accordingly, the historical financial information included in this Annual Report on Form 10-K, unless otherwise indicated or as the context otherwise requires, is that of Inotek and its subsidiaries prior to the reverse merger.

Introduction

We are a multi-platform biotechnology company focused on the development of first-in-class gene therapies for rare and devastating pediatric diseases. We have two LVV programs currently undergoing clinical trials targeting Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells, and three additional LVV programs targeting other rare genetic diseases, two of which we expect to file a rolling IMPD for in the next 12 months. In addition, we have an AAV program for which we expect to file an IND application in the next 12 months, which will permit the commencement of human clinical studies shortly thereafter. We have full global commercialization and development rights to all of our product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program for which we currently have development rights.

Our two leading LVV and AAV technology platforms are each being designed in collaboration with leading academic and industry partners. Through our gene therapy platforms, we aim to restore normal cellular function by modifying the defective genes that cause each of the targeted disorders.

Recent Developments

On January 4, 2018, Inotek and Private Rocket completed a business combination in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of September 12, 2017, by and among Inotek, Rome Merger Sub, a wholly owned subsidiary of Inotek (“Merger Sub”), and Private Rocket, pursuant to which Merger Sub merged with and into Private Rocket, with Private Rocket surviving as a wholly owned subsidiary of Inotek. This transaction is referred to as the “Reverse Merger.”

Immediately prior to the Reverse Merger, on January 4, 2018, Inotek effected a 1-for-4 reverse stock split on its issued and outstanding common stock. Upon the closing of the Reverse Merger, each outstanding share of Private Rocket’s common stock converted into approximately 76.185 shares of Inotek’s common stock. In addition, each outstanding option to purchase Private Rocket’s stock options prior to the effective time of the Reverse Merger was converted into an option to purchase Inotek’s common stock. No fractional shares of Inotek’s common stock were issued in connection with the Reverse Merger.  Instead, Private Rocket’s stockholders received cash in lieu of any fractional shares of Rocket’s common stock such stockholders would have otherwise been entitled to receive in accordance with the Merger Agreement.  Immediately following the Reverse Merger, the combined company changed its name from “Inotek Pharmaceuticals Corporation” to “Rocket Pharmaceuticals, Inc.” The Reverse Merger will be accounted for as a reverse merger under the acquisition method of accounting. After reviewing the relative voting rights, the composition of the board of directors and the composition of senior management of the combined company after the Reverse Merger, it was determined that Private Rocket will be treated as the accounting acquirer and Inotek will be treated as the “acquired” company for financial reporting purposes under the acquisition method of accounting. (Also see Notes 1 and 12 in the accompanying notes to consolidated financial statements.)

Inotek Overview

Prior to the Reverse Merger, Inotek was a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. After failing to meet the primary endpoints in its first pivotal

Phase 3 trial of trabodenoson monotherapy (“MATrX-1”) and its Phase 2 trial of trabodenoson in a fixed-dose combination therapy with latanoprost (“FDC”), Inotek voluntarily discontinued its development of trabodenoson in 2017.

In September 2017, in order to reduce operating expenses and conserve cash resources, Inotek entered into separation agreements with ten of its employees. Pursuant to the separation agreements, Inotek agreed to provide severance payments and continued medical, dental and vision coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) (of the employer’s portion of the premium cost) for up to six months, primarily depending on duration of each individual employee’s service. Inotek recorded a charge to operations for an aggregate of $748 in 2017 for these terminations, of which $711 and $37 was reflected in research and development and general and administrative expenses, respectively (see Note 8 in the accompanying notes to the consolidated financial statements).

In addition, for each of the ten terminated employees, Inotek accelerated the vesting of all unvested Restricted Stock Units and stock options held by the employee and recorded an incremental charge of $158 in 2017, of which $142 and $16 was reflected in research and development and general and administrative expenses, respectively (see Note 8 in the accompanying notes to the consolidated financial statements).

Historically, Inotek devoted substantially all of its resources to research and development efforts relating to its product candidates, including conducting clinical trials, providing general and administrative support for these operations and protecting its intellectual property. Inotek did not have any products approved for sale and did not generate any revenue from product sales or other sources. From Inotek’s inception through December 31, 2017, it funded its operations primarily through the sales of equity and debt securities. In February 2015, Inotek completed an initial public offering (“IPO”) of its common stock and a concurrent offering of convertible senior notes, raising an aggregate of $55.5 million in net proceeds. In August 2015, Inotek completed a follow-on offering of its common stock, raising an aggregate of $74.0 million in net proceeds. In August 2016, Inotek completed a second offering of convertible senior notes, raising an aggregate of $48.7 million in net proceeds.

Inotek incurred net losses in each year since its inception. As of December 31, 2017, Inotek had an accumulated deficit of $268.4 million and cash and cash equivalents and short-term investments aggregating $100.0 million.

Financial Overview

Research and Development Expenses

Prior to the suspension of further research and development activities, Inotek’s research and development expenses consisted primarily of the costs associated with its research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Inotek’s research and development expenses consisted of:

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

Inotek recognized research and development costs as incurred and recorded costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information provided by its vendors.

The following table summarizes Inotek’s research and development expenses by type of activity for the twelve months ended December 31, 2017 and 2016 :

	For the Years Ended December 31,
(in thousands)	2017	2016
Trabodenoson—direct clinical and non-clinical	$8,269	$22,598
Personnel and other expenses:
Employee and consultant-related expenses	4,777	7,763
Target validation expenses	614	802
Facility expenses	418	533
Other expenses	115	289
Total personnel and other expenses	5,924	9,387
Total research and development expenses	$14,193	$31,985

Inotek does not track trabodenoson-related expenses by product candidate. All expenses related to trabodenoson as a monotherapy also benefited the FDC product candidate trabodenoson with latanoprost. Inotek has expended approximately $83 million for external development costs related to trabodenoson from inception through December 31, 2017. No further trabodenoson-related development expenses are expected due to Inotek’s decision to voluntarily discontinue further research and development of trabodenoson.

Private Rocket Research and Development Expenses

Private Rocket’s research and development costs include salaries and staff costs, licensing costs, regulatory and scientific consulting fees, as well as contract research, and share-based compensation expense.  Private Rocket does not currently have any commercial biopharmaceutical products and does not expect to have any for several years, if at all. Accordingly, research and development costs are expensed as incurred. While certain of Private Rocket’s research and development costs may have future benefits, the policy of expensing all research and development expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our product candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our research and development expenses to increase in future periods for the foreseeable future as we seek to complete development of our product candidates.

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

A change in the outcome of any of these variables with respect to the development of our product candidates that we may develop could mean a significant change in the costs and timing associated with the development of our product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate for the completion of clinical development of any of our product candidates that we may develop or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consisted of salaries and related benefit costs, including stock-based compensation for administrative personnel. Other significant general and administrative expenses include professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. In 2017, included in general and administrative expenses were approximately $2.3 million of costs related to the Reverse Merger.

Private Rocket General and Administrative Expenses

Private Rocket’s general and administrative expenses consist of salaries and related benefit costs, including stock-based compensation for administrative personnel. In addition, other significant general and administrative expenses include professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities.  We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, increased stock-based compensation charges, expanded infrastructure, increased costs for insurance, and increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

Interest Expense

Interest expense related to Inotek’s 2021 Convertible Notes, which are due in August 2021.

Interest Income

Interest income related to interest earned from invested funds.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes Inotek’s results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
Operating expenses:
Research and development	$(14,193)	$(31,985)	$(17,792)
General and administrative	(12,544)	(9,894)	2,650
Loss from operations	(26,737)	(41,879)	(15,142)
Interest expense	(3,579)	(1,418)	2,161
Interest income	819	443	(376)
Net loss	$(29,497)	$(42,854)	$(13,357)

Loss from operations

Loss from operations decreased $15.1 million to $26.7 million for the year ended December 31, 2017, as compared to $41.9 million for the year ended December 31, 2016, and related primarily to the $17.8 million decrease in research and development expenses primarily due to reduced development activities partially offset by the $2.6 million increase in general and administration expenses primarily resulting from costs related to the Reverse Merger.

Research and development expenses

Research and development expenses decreased $17.8 million to $14.2 million for the year ended December 31, 2017, as compared to $32.0 million for the year ended December 31, 2016. Clinical trial expenses decreased $9.9 million primarily due to the completion of Inotek’s MATrX-1 trial in early 2017. As a result of the failure of the MATrX-1 and the Phase 2 FDC clinical trials with trabodenoson to meet their primary endpoints, Inotek ceased preclinical activities resulting in a $5.1 million decrease in preclinical expenses and eliminated consultants resulting in a $1.0 million decrease in consulting fees. Additionally, employee-related expenses decreased $1.9 million due to the reduction of headcount.

General and administrative expenses

General and administrative expenses increased $2.6 million to $12.5 million for the year ended December 31, 2017, as compared to $9.9 million for the year ended December 31, 2016. This increase primarily reflects $2.3 million of expenses related to the Reverse Merger. Increased stock-based compensation of $1.2 million, primarily due to option modifications in 2017, and increased legal costs of $0.7 million, primarily related to our D&O suit defense costs, were offset primarily by decreased consulting costs of $0.8 million, decreased employee-related costs due to reduced headcount and recruiting expenses of $0.6 million and reduced outside services of $0.3 million primarily related to reduced investor relations and business development activities.

Interest expense

Interest expense increased $2.2 million to $3.6 million for the year ended December 31, 2017, as compared to $1.4 million for the year ended December 31, 2016. Interest expense consists of coupon interest and amortization of debt issuance costs related to Inotek’s 2021 Convertible Notes which were issued in August 2016 and which are due in August 2021. The twelve months ended December 31, 2017 reflect a full year of interest expense, whereas the twelve months ended December 31, 2016 reflect a partial year of interest expense.

Interest income

Interest income increased $0.4 million to $0.8 million for the year ended December 31, 2017, as compared to $0.4 million for the year ended December 31, 2016. As average invested balances remained essentially the same in 2017 and 2016, this increase primarily reflects higher interest rates.

Liquidity and Capital Resources

Inotek has incurred net losses and negative cash flows from its operations each year since inception. Inotek incurred net losses of  $29.5 million and  $42.9 million for the years ended December 31, 2017 and 2016, respectively. Inotek’s operating activities used $26.1  million and  $37.3 million during the years ended December 31, 2017 and 2016, respectively. Since Inotek’s inception through December 31, 2017, Inotek funded its operations primarily through the sale of its equity and debt securities. As of December 31, 2017, Inotek had  $100.0 million of cash and cash equivalents and short-term investments.

The following table summarizes Inotek’s sources and uses of cash for each of the periods presented:

	For the Years Ended December 31,
(in thousands)	2017	2016
Cash used in operating activities	$(26,112)	$(37,266)
Cash provided by (used in) investing activities	75,015	(66,059)
Cash provided by financing activities	19	53,081
Net increase (decrease) in cash and equivalents	$48,922	$(50,244)

Net cash used in operating activities

Net cash used in operating activities was  $26.1 million for the year ended December 31, 2017, and principally resulted from Inotek’s net loss of  $29.5 million and a $2.0 million net decrease in operating assets and liabilities, partially offset by $4.0 million in noncash stock-based compensation.

Net cash used in operating activities was  $37.3 million for the year ended December 31, 2016, and principally resulted from Inotek’s net loss of  $42.9 million, partially offset by $2.9 million in noncash stock-based compensation and a $2.1 million net increase in operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was  $75.0 million for the year ended December 31, 2017, and related primarily to $102.3 million of proceeds from the maturity of short-term investments, partially offset by the purchase of $27.2 million of short-term investments.

Net cash used in investing activities was  $66.1 million for the year ended December 31, 2016, and related primarily to the purchase of $122.3 million of short-term investments, $56.7 million of proceeds from the maturity of short-term investments, and $0.5 million of purchases of property and equipment.

Net cash provided by financing activities

  Net cash provided by financing activities was  $53.1 million for the year ended December 31, 2016, and primarily reflects net proceeds of $48.7 million from the issuance of Inotek’s 2021 Convertible Notes and net proceeds of $4.0 million from the issuance of common stock pursuant to Inotek’s ATM.

Private Rocket’s Liquidity and Capital Resources

Private Rocket has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having no commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

The Company’s drug candidates are in the development stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Private Rocket has experienced negative cash flows and had an accumulated deficit of $31.3 million and $11.7 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, Private Rocket had $18.1 million and $9.5 million of cash on hand, respectively. On January 26, 2018, the combined company closed a public offering of common stock and received net proceeds of approximately $78.8 million (See Note 12 in the accompanying notes to the consolidated financial statements). Rocket expects that cash on hand as of December 31, 2017 plus the net proceeds of $78.8 million received from the public offering will be sufficient to fund its operating expenses and capital expenditure requirements through at least March 2019. The future viability of the combined company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The combined company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Contractual Obligations and Commitments

The following summarizes Inotek’s significant contractual obligations as of December 31, 2017:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating facilities lease (1)	$2,220	$411	$850	$885	$74
2021 Convertible Notes (2)	63,960	2,990	5,980	54,990	-
Total	$66,180	$3,401	$6,830	$55,875	$74

(1)

In May 2015, Inotek entered into a lease agreement in Lexington, Massachusetts. Inotek occupied this space in September 2015 and the lease term commenced in the same month. In February 2016, Inotek amended this lease by leasing an additional 3,888 square feet which it then occupied in July 2016, and the lease term commenced in the same month.

(2)	Amounts represent principal and interest on Inotek’s 2021 Convertible Notes.

Inotek entered into contracts in the normal course of business with CROs and contract manufacturers to assist in the performance of its research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and are not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

Inotek did not have during the periods presented, and does not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Fair Value Measurements

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of our company. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Inotek’s material financial instruments at December 31, 2017 and 2016, consisted of cash and cash equivalents, short-term investments, accounts payable and the 2021 Notes. The fair value of Inotek’s cash and cash equivalents and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and amounts. Inotek has determined that its United States Treasury securities are categorized as Level 1 assets under the fair value hierarchy, as these assets are valued using quoted market prices in active markets without any valuation adjustments, its certificates of deposit are categorized as Level 2 assets, as there are no quoted market prices in active markets, and its agency bonds are characterized as Level 2 assets, as these assets are not always valued daily using quoted market prices in active markets. Inotek estimates the fair value of the 2021 Notes using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input due to limited market trading.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States (“GAAP”) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company does not currently generate revenue or have any arrangements that are subject to this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the annual period beginning after December 15, 2018 and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for Inotek for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. Inotek adopted this standard on January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, Inotek applied a 0% forfeiture rate to share-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, Inotek’s accounting policy is to recognize forfeitures as they occur. The update also requires Inotek to recognize the income tax effect of awards in the income statement when the awards vest or are settled. Finally, the update allows Inotek to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and Inotek maintains a full valuation allowance against its deferred tax assets.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2017, Inotek had market risk exposure related to interest rate fluctuations. Inotek had cash and cash equivalents of $78.7 million at December 31, 2017, consisting primarily of funds in money market accounts. Inotek also had $21.3 million in short-term investments consisting of certificates of deposit and United States Treasury securities. Historically, the primary objective of Inotek’s investment activities was to preserve principal and liquidity while maximizing income without significantly increasing risk. Due to the short-term nature of its investment portfolio, we do not believe a sudden change in market interest rates would have a material effect on the fair market value of our portfolio. As of December 31, 2017, Private Rocket had cash of $18.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the JOBS Act.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Information with respect to this item will be set forth in the Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website located at www.rocketpharma.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, and any waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of amendment or waiver.

Item 11.	Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules
(a)	The following documents are filed as part of this report:

(1)Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (11)

3.1	Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (1)

3.2	Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (2)

3.3	Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (2)

3.4	Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of January 4, 2018 (3)

4.1	Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (2)

4.2	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (9)

4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (9)

4.4	Form of 5.75% Convertible Senior Note due 2021 (9)

10.1	2004 Stock Option and Incentive Plan (4)

10.2*	Amended and Restated 2014 Stock Option and Incentive Plan and forms of agreements thereunder

10.3*	Rocket Pharmaceuticals, Ltd. 2015 Share Option Plan

10.4	Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (4)

10.5	Letter Agreement, dated as of May 2, 2007, by and between the Registrant and Dr. Rudolf A. Baumgartner, M.D., as amended and currently in effect (4)

10.6	Letter Agreement, dated as of August 23, 2007, by and between the Registrant and Dr. William K. McVicar, Ph.D., as amended and currently in effect (4)

Exhibit Number	Description of Exhibit
10.7	Transition Agreement, dated as of October 4, 2016, by and between Inotek Pharmaceuticals Corporation and Dr. William K. McVicar, Ph.D. (10)

10.8	Letter Agreement, dated as of August 28, 2014, by and between Inotek Pharmaceuticals Corporation and Dale Ritter (4)

10.9*	Letter Agreement, dated as of January 4, 2018, by and between Inotek Pharmaceuticals Corporation and Dale Ritter

10.10*	Rocket Pharmaceuticals, Inc. Amended and Restated 2014 Employee Stock Purchase Plan

10.10.1	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (2)

10.10.2	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (2)

10.11.1	Lease, dated as of May 29, 2015, by and between Inotek Pharmaceuticals Corporation and 91 Hartwell Avenue Trust, as amended and currently in effect (5)

10.11.2	First Amendment to Lease, dated as of February 24, 2016, by and between Inotek Pharmaceuticals Corporation and 91 Hartwell Avenue Trust (6)

10.12*	Lease Agreement, dated as of March 31, 2016, by and between Rocket Pharmaceuticals, Ltd. and ARE-East River Science Park, LLC.

10.13	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (1)

10.14	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (1)

10.15	Sales Agreement, dated as of April 4, 2016, by and between Inotek Pharmaceuticals Corporation and Cowen and Company, LLC (7)

21.1*	List of Subsidiaries

23.1*	Consent of RSM US LLP

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s registration statement on Form 8-A, as amended (001-36829), filed with the SEC on January 11, 2018, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 1, 2015, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, 2016, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (333-210585), filed with the SEC on April 4, 2016, as amended, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 3, 2016, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (001-36829), filed with the SEC on November 9, 2016, as amended, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Rocket Pharmaceuticals, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 7, 2018.

Rocket Pharmaceuticals, Inc.

By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Gaurav Shah, MD and John Militello, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gaurav Shah, MD	President, Chief Executive Officer and Director	March 7, 2018
Gaurav Shah, MD	(Principal Executive Officer)

/s/ John Militello	Controller	March 7, 2018
John Militello	(Principal Financial and Accounting Officer)

/s/ Carsten Boess	Director	March 7, 2018
Carsten Boess

/s/ Pedro Granadillo	Director	March 7, 2018
Pedro Granadillo

/s/ Gotham Makker, MD	Director	March 7, 2018
Gotham Makker, MD

/s/ David P. Southwell	Director	March 7, 2018
David P. Southwell

/s/ Roderick Wong, MD	Director	March 7, 2018
Roderick Wong, MD

/s/ Naveen Yalamanchi, MD	Director	March 7, 2018
Naveen Yalamanchi, MD

Inotek Pharmaceuticals Corporation

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Rocket Pharmaceuticals, Inc.

(formerly Inotek Pharmaceuticals Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inotek Pharmaceuticals Corporation and its subsidiaries, (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Boston, Massachusetts

March 7, 2018

Inotek Pharmaceuticals Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$78,720	$29,798
Short-term investments	21,294	96,675
Prepaid expenses and other current assets	1,033	1,876
Total current assets	101,047	128,349
Property and equipment, net	563	1,130
Other assets	168	168
Total assets	$101,778	$129,647
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$451	$1,592
Accrued expenses and other current liabilities	2,373	4,246
Accrued interest	1,246	1,204
Total current liabilities	4,070	7,042
2021 Convertible Notes, net of issuance costs	49,541	48,960
Other long-term liabilities	403	477
Total liabilities	54,014	56,479
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value: 120,000,000 shares authorized at December 31, 2017 and December 31, 2016; 6,805,686 shares and 6,746,579 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	68	67
Additional paid-in capital	316,086	312,032
Accumulated deficit	(268,374)	(238,877)
Accumulated other comprehensive loss	(16)	(54)
Total stockholders’ equity	47,764	73,168
Total liabilities and stockholders’ equity	$101,778	$129,647

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016
Operating expenses:
Research and development	$(14,193)	$(31,985)
General and administrative	(12,544)	(9,894)
Loss from operations	(26,737)	(41,879)
Interest expense	(3,579)	(1,418)
Interest income	819	443
Net loss	$(29,497)	$(42,854)
Net loss per share attributable to common stockholders—basic and diluted	$(4.36)	$(6.41)
Weighted-average number of shares outstanding—basic and diluted	6,765,451	6,683,794

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2017	2016
Net loss	$(29,497)	$(42,854)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	38	(43)
Total comprehensive loss	$(29,459)	$(42,897)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Par value	Capital	Deficit	Loss	Total
Balances at December 31, 2015	6,605,849	$66	$304,781	$(196,023)	$(11)	$108,813
Stock-based compensation	—	—	2,909	—	—	2,909
Stock options exercised	13,577	—	191	—	—	191
Common stock issued pursuant to employee stock purchase plan	6,481	—	155	—	—	155
Issuance of common stock, net of $403 in offering costs	120,672	1	3,996	—	—	3,997
Unrealized comprehensive loss on marketable securities	—	—	—	—	(43)	(43)
Net loss	—	—	—	(42,854)	—	(42,854)
Balances at December 31, 2016	6,746,579	67	312,032	(238,877)	(54)	73,168
Stock-based compensation	—	—	4,036	—	—	4,036
Common stock issued pursuant to employee stock purchase plan	5,971	—	35	—	—	35
Issuance of common stock pursuant to settlement of restricted stock units	56,406	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to settlement of restricted stock	(3,270)	—	(16)	—	—	(16)
Unrealized comprehensive gain on marketable securities	—	—	—	—	38	38
Net loss	—	—	—	(29,497)	—	(29,497)
Balances at December 31, 2017	6,805,686	$68	$316,086	$(268,374)	$(16)	$47,764

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,497)	$(42,854)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	581	222
Noncash rent	(59)	(60)
Noncash asset impairment charge	437	—
Amortization of premium on marketable securities	217	225
Depreciation	200	169
Stock-based compensation	4,036	2,909
Changes in operating assets and liabilities:
Prepaid expenses and other assets	960	(948)
Accounts payable	(1,141)	(41)
Accrued expenses and other liabilities	(1,846)	3,112
Net cash used in operating activities	(26,112)	(37,266)
Cash flows from investing activities:
Purchases of short-term investments	(27,204)	(122,277)
Proceeds from the maturities of short-term investments	102,289	56,705
Purchase of property and equipment	(70)	(487)
Net cash provided by (used in) investing activities	75,015	(66,059)
Cash flows from financing activities:
Proceeds from issuance of 2021 Convertible Notes	—	52,000
Payments of 2021 Convertible Notes issuance costs	—	(3,262)
Net proceeds from issuance of common stock	—	3,997
Proceeds from the issuance of common stock pursuant to stock option plans	—	191
Proceeds from the issuance of common stock pursuant to employee stock purchase plan	35	155
Payments made for taxes of employees who surrendered shares related to settlement of restricted stock	(16)	—
Net cash provided by financing activities:	19	53,081
Net change in cash and cash equivalents	48,922	(50,244)
Cash and cash equivalents, beginning of period	29,798	80,042
Cash and cash equivalents, end of period	$78,720	$29,798
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,957	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Net unrealized gain (loss) on marketable securities	$38	$(43)

The accompanying notes are an integral part of these consolidated financial statements.

Inotek Pharmaceuticals Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization and Operations

On January 4, 2018, Rome Merger Sub (“Merger Sub”), a wholly owned subsidiary of Inotek Pharmaceuticals Corporation (“Inotek”), completed its merger with and into Rocket Pharmaceuticals, Ltd., a privately held, multi-platform biotechnology company focused on the development of first-in-class gene therapies for rare and devastating pediatric diseases (“Private Rocket”), with Private Rocket surviving as a wholly owned subsidiary of Inotek. This transaction is referred to as the “Reverse Merger.” The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of September 12, 2017, by and among Inotek, Private Rocket and Rome Merger Sub. Immediately prior to the Reverse Merger, on January 4, 2018, Inotek effected a 1-for-4 reverse stock split on its issued and outstanding common stock. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Upon the closing of the Reverse Merger, each outstanding share of Private Rocket’s common stock converted into approximately 76.185 shares of Inotek’s common stock. In addition, each outstanding option to purchase Private Rocket’s common stock prior to the effective time of the Reverse Merger was converted into an option to purchase Inotek’s common stock. No fractional shares of Inotek’s common stock were issued in connection with the Reverse Merger. Instead, Private Rocket’s stockholders received cash in lieu of any fractional shares of Rocket’s common stock such stockholders would have otherwise been entitled to receive in accordance with the Merger Agreement.

Immediately following the Reverse Merger, the combined company changed its name from “Inotek Pharmaceuticals Corporation” to “Rocket Pharmaceuticals, Inc.” The combined company following the Reverse Merger may be referred to herein as “the combined company,” “Rocket,” or “the Company.”

The accompanying consolidated financial statements do not give effect to the Reverse Merger. The financial statements have been labeled “Inotek Pharmaceuticals Corporation” for the purposes of this filing, which was the entity name in effect for the historical periods presented. The Reverse Merger will be accounted for as a reverse merger under the acquisition method of accounting. After reviewing the relative voting rights, the composition of the board of directors and the composition of senior management of the combined company after the Reverse Merger, it was determined that Private Rocket will be treated as the accounting acquirer and Inotek will be treated as the “acquired” company for financial reporting purposes under the acquisition method of accounting. See Note 12.

Prior to the Reverse Merger, Inotek was a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapies for ocular diseases, including glaucoma. After failing to meet the primary endpoints in its first pivotal Phase 3 trial of trabodenoson monotherapy (“MATrX-1”) and its Phase 2 trial of trabodenoson in a fixed-dose combination therapy with latanoprost (“FDC”), Inotek voluntarily discontinued its development of trabodenoson in 2017.

Historically, Inotek devoted substantially all of its resources to research and development efforts relating to its product candidates, including conducting clinical trials, providing general and administrative support for these operations and protecting its intellectual property. Inotek did not have any products approved for sale and did not generate any revenue from product sales or other sources. From Inotek’s inception through December 31, 2017, it funded its operations primarily through the sales of equity and debt securities. In February 2015, Inotek completed an initial public offering (“IPO”) of its common stock and a concurrent offering of convertible senior notes, raising an aggregate of $55,398 in net proceeds. In August 2015, Inotek completed a follow-on offering of its common stock, raising an aggregate of $73,965 in net proceeds. In August 2016, Inotek completed a second offering of convertible senior notes, raising an aggregate of $48,738 in net proceeds.

Inotek incurred net losses in each year since its inception. As of December 31, 2017, Inotek had an accumulated deficit of $268,374 and cash and cash equivalents and short-term investments aggregating $100,014.

2. Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect the operations of Inotek and its wholly owned subsidiaries, Inotek Securities Corporation, Inotek Ltd and Rome Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Inotek views its operations and manages its business in one operating segment.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the valuation of stock options used for the calculation of stock-based compensation and the calculation of accruals related to research and clinical development.

Comprehensive loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from short-term investments as of December 31, 2017 and 2016.

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, certificates of deposit and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which Inotek believes do not have a material exposure to credit risk. Inotek considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Inotek maintains its cash and cash equivalent balances in the form of money market, savings or operating accounts with financial institutions that management believes are creditworthy. Inotek’s cash and cash equivalent accounts, at times, may exceed federally insured limits. Inotek has not experienced any losses in such accounts. Inotek believes it is not exposed to any significant credit risk on cash and cash equivalents.

Short-term investments—Short-term investments consist of investments in certificates of deposit, agency bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Inotek classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the twelve months ended December 31, 2017 and 2016. There were $38 of net unrealized gains and $43 of net unrealized losses on short-term investments as of December 31, 2017 and 2016, respectively.

Inotek reviews short-term investments for other-than-temporary impairment whenever the fair value of a short-term investment is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the statements of operations if Inotek has experienced a credit loss, has the intent to sell the short-term investment, or if it is more likely than not that Inotek will be required to sell the short-term investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with Inotek’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Short-term investments at December 31, 2017 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$3,667	$—	$—	$3,667
United States Treasury securities	17,643	—	(16)	17,627
	$21,310	$—	$(16)	$21,294

Short-term investments at December 31, 2016 consist of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Current:
Certificates of deposit	$22,046	$—	$—	$22,046
Agency bonds	5,917	—	(4)	5,913
United States Treasury securities	68,766	1	(51)	68,716
	$96,729	$1	$(55)	$96,675

At December 31, 2017 and 2016, all short-term investments held by Inotek had contractual maturities of less than one year. Inotek evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at December 31, 2017 and 2016.

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

Impairment of Long-Lived Assets—Inotek assesses the recoverability of its long-lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and charged to operating results (See Note 3).

Debt Issuance Costs—Debt issuance costs at December 31, 2017 and 2016 consist of underwriting discounts and offering-related costs incurred by Inotek in connection with the closing of the 2021 Convertible Notes and are included as a direct deduction from the carrying amount of the 2021 Convertible Notes on Inotek’s consolidated balance sheets. Inotek amortizes debt issuance costs to interest expense over the life of the 2021 Convertible Notes using the effective interest method. (See Note 5). Amortization of debt issuance costs was $581 and $222 for the twelve months ended December 31, 2017 and 2016, respectively.

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

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to Inotek by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as accrued expenses, or prepaid expenses and other current assets, if the related services have not been provided.

Stock-Based Compensation —Inotek measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. Inotek’s estimates of these assumptions are primarily based on the trading price of Inotek’s stock, historical data, peer company data and judgment regarding future trends and factors. The fair value of restricted stock awards is based on the intrinsic value of such awards on the date of grant. Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date Inotek becomes obligated to issue shares of our common stock and is based on the difference between the fair value of Inotek’s common stock and the purchase price on such date.

Fair Value Measurements—Inotek is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of Inotek. Unobservable inputs are inputs that reflect Inotek’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that Inotek has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that reflect Inotek’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by Inotek in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Inotek’s material financial instruments at December 31, 2017 and 2016, consisted of cash and cash equivalents, short-term investments, accounts payable and the 2021 Notes. The fair value of Inotek’s cash and cash equivalents and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and amounts. Inotek estimates the fair value of the 2021 Notes using quoted market prices obtained from third-party pricing services, which is classified as a Level 2 input due to limited market trading. As of December 31, 2017 and 2016, the fair value of the 2021 Notes was approximately $38,610 and $55,640, respectively, which differed from the 2021 Notes’ carrying value at each such date. Inotek’s assets and liabilities measured at fair value on a recurring basis include its short-term investments. There were no material liability-classified warrants, derivatives or derivative liabilities outstanding in 2017 or 2016.

Income taxes—Inotek uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. Inotek has provided a full valuation allowance on its deferred tax assets.

Inotek recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Inotek recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, Inotek had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in Inotek’s statements of operations.

Net loss per share—Inotek calculates net loss per share in accordance with FASB ASC 260, Earnings per Share. Basic earnings (loss) per share (“EPS”) is calculated by dividing the net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of unissued common stock equivalents. The net loss applicable to common stockholders is determined by the reported net loss for the period and deducting dividends accrued and accretion of preferred stock. Diluted EPS is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock options, warrants, and convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS attributable to Inotek’s common stockholders:

	For the Years Ended December 31,
	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net loss applicable to common stockholders	$(29,497)	$(42,854)
Denominator:
Weighted average common shares outstanding—basic and diluted	6,765,451	6,683,794
Net loss per share applicable to common stockholders—basic and diluted	$(4.36)	$(6.41)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated as including them would have an anti-dilutive effect:

	For the Years Ended December 31,
	2017	2016
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,947	1,620,947
Warrants for common stock	14,102	14,102
Stock options	523,520	668,864
Restricted Stock Units	271,719	117,500
Total	2,430,288	2,421,413

Subsequent Events—Inotek considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Inotek has completed an evaluation of all subsequent events through the date the financial statements were issued. See Note 12.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. Inotek does not currently generate revenue or have any arrangements that are subject to this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for Inotek for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. Inotek is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for Inotek for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. Inotek adopted this standard on January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, Inotek applied a 0% forfeiture rate to share-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, Inotek’s accounting policy is to recognize forfeitures as they occur. The update also requires Inotek to recognize the income tax effect of awards in the income statement when the awards vest or are settled. Finally, the update allows Inotek to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and Inotek maintains a full valuation allowance against its deferred tax assets.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies the scope under which modification accounting should be applied to a share-based payment award under ASC 718. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted for interim or annual period beginning after January 1, 2017. Inotek is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3. Property and Equipment

At December 31, 2017 and 2016, Inotek’s property and equipment consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Office equipment	$357	$407
Computer hardware and software	96	263
Laboratory equipment	—	446
Leasehold improvements	445	445
Total	898	1,561
Less: accumulated depreciation	(335)	(431)
Property and equipment, net	$563	$1,130

During the years ended December 31, 2017 and 2016, Inotek recognized $200 and $169 of depreciation expense, respectively, and wrote off $217 of fully depreciated net assets in the year ended December 31, 2017.

In 2017, Inotek voluntarily discontinued its development of trabodenoson and classified its equipment used in the production of trabodenoson as held for sale. Inotek performed an impairment assessment of this equipment by comparing the equipment’s carrying value to its estimated fair value, which was based on prices obtained for similar assets. The analysis resulted in an impairment of Inotek’s laboratory equipment of $437 which was charged to research and development expenses in 2017.

4. Accrued Expenses and Other Current Liabilities

At December 31, 2017 and 2016, Inotek’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Compensation and benefits	$793	$1,627
Professional fees	528	311
Government payable	506	478
Severance and benefits	270	544
Research and development	151	1,148
Other	125	138
Total	$2,373	$4,246

5. Debt

2021 Convertible Notes

On August 5, 2016, Inotek issued an aggregate of $50,000 of the 2021 Convertible Notes. On August 30, 2016, Inotek issued an additional $2,000 of 2021 Convertible Notes pursuant to the exercise of the underwriters’ overallotment option. The 2021 Convertible Notes have a maturity date of August 1, 2021 (“Maturity Date”), are unsecured and accrue interest at a rate of 5.75% per annum, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2017. In connection with the issuance of the

2021 Convertible Notes, the Company incurred $3,262 of debt issuance costs which were recorded as a discount on the 2021 Convertible Notes.

Each holder of a 2021 Convertible Note (the “Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of Inotek’s common stock per $1 principal amount of 2021 Convertible Notes (the “Conversion Rate”). The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends. In addition, in certain circumstances, the Conversion Rate will be increased in respect of a Holder’s conversion of 2021 Convertible Notes in connection with the occurrence of one or more corporate events specified in the indenture (as supplemented, the “Indenture”) governing the 2021 Convertible Notes (each such specified corporate event, a “Make-Whole Fundamental Change”) that occurs prior to the Maturity Date (a “Make-Whole Fundamental Change Conversion”) or in respect of a Holder’s voluntary conversion of 2021 Convertible Notes other than in connection with a Make-Whole Fundamental Change (a “Voluntary Conversion”). In connection with a Make-Whole Fundamental Change Conversion or a Voluntary Conversion, Inotek will increase the Conversion Rate for the 2021 Convertible Notes surrendered for conversion by a number of additional shares of Inotek’s common stock set forth in the Additional Shares Make-Whole Table in the Indenture, based on the applicable Stock Price (as defined in the Indenture) and Effective Date (as defined in the Indenture) for such conversion. The additional shares potentially issuable in connection with a Make-Whole Fundamental Change Conversion or a Voluntary Conversion range from 0 to 6.2375 per $1 principal amount of 2021 Convertible Notes, subject to adjustment. If the Stock Price applicable to any conversion is greater than $160.00 per share, the Conversion Rate will not be increased. If the Stock Price applicable to any conversion is less than $26.72 per share, the Conversion Rate in connection with a Make-Whole Fundamental Change Conversion will not be increased but it will be increased by 6.2375 shares in connection with a Voluntary Conversion. Upon conversion, Holders of the 2021 Convertible Notes will receive shares of Inotek’s common stock and cash in lieu of fractional shares.

Upon the occurrence of a Fundamental Change, the occurrence of certain change of control transactions or delisting events (as defined in the Indenture), each Holder may require Inotek to repurchase for cash all or any portion of the 2021 Convertible Notes held by such Holder at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

Inotek, at its option, may redeem for cash all or any portion of the 2021 Convertible Notes if the last reported sale price of a share of Inotek’s common stock is equal to or greater than 200% of the conversion price for the 2021 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which Inotek provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2021 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If an Event of Default (as defined in the Indenture), other than certain events of bankruptcy, insolvency or reorganization involving Inotek, occurs and is continuing, the trustee under the Indenture (the “Trustee”) or the Holders of at least 25% in principal amount of the outstanding 2021 Convertible Notes may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the 2021 Convertible Notes to be due and payable immediately. Upon the occurrence of an Event of Default relating to bankruptcy, insolvency or reorganization involving Inotek, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2021 Convertible Notes would become due and payable automatically.

Notwithstanding the foregoing, the Indenture provides that, to the extent Inotek elects, the sole remedy for an Event of Default relating to certain failures by Inotek to comply with certain reporting covenants in the Indenture, will (i) for the first 90 days after the occurrence of such an Event of Default, consist exclusively of the right to receive additional interest on the 2021 Convertible Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Convertible Notes outstanding for each day during such 90-day period on which such an Event of Default is continuing and (ii) for the period from, and including, the 91st day after the occurrence of such an Event of Default to, and including, the 180th day after the occurrence of such an Event of Default, consist exclusively of the right to receive additional interest on the 2021 Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the 2021 Convertible Notes outstanding for each day during such additional 90-day period on which such an Event of Default is continuing (such additional interest, “Additional Interest”). After 180 days, if such Event of Default is not cured or waived, the 2021 Convertible Notes would be subject to acceleration in accordance with the Indenture.

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. Inotek determined that the Additional Interest was an embedded derivative that contains non-credit related events of default.  As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Inotek estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of December 31, 2017 and 2016.

The issuance costs which were recorded as a discount on the debt are being amortized to interest expense over the life of the 2021 Convertible Notes using the effective interest method. As of December 31, 2017, the stated interest rate was 5.75%, and the effective interest rate was 7.3%. For the year ended December 31, 2017, interest expense related to the 2021 Convertible Notes, was $3,579, including $581 related to amortization of the debt discount. For the year ended December 31, 2016, interest expense related to the 2021 Convertible Notes, was $1,418, including $222 related to amortization of the debt discount.

The table below summarizes the carrying value of the 2021 Convertible Notes as of December 31, 2017 and 2016:

(in thousands)
Gross proceeds	$52,000
Initial value of issuance costs recorded as debt discount	(3,262)
Amortization of debt discount	222
Carrying value as of December 31, 2016	48,960
Amortization of debt discount	581
Carrying value as of December 31, 2017	$49,541

6. Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2017 and 2016, as Inotek incurred operating losses for each of these years.

Net loss by jurisdiction consists of the following:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Domestic	$28,281	$41,821
Foreign	1,216	1,033
Total	$29,497	$42,854

A reconciliation between the effective tax rates and statutory rates for the years ended December 31, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2017	2016
Computed at statutory rate	34.00%	34.00%
State income taxes	4.34	4.76
Tax credits	1.76	3.38
Other	(6.04)	(1.74)
Federal rate change	(79.56)	—
Valuation allowance	45.50	(40.40)
	—%	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(in thousands)
Net operating loss (“NOL”) and credit carryforwards	$37,252	$43,765
Capitalized research and development costs	16,115	22,775
Other	1,722	1,963
Valuation allowance	(55,089)	(68,503)
	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes which reduce the corporate income tax rate from 35% to 21% for years beginning after December 31, 2017, and establish a territorial-style system for taxing foreign-source income of domestic multinational companies.

GAAP requires re-measurement of US deferred tax assets and liabilities to reflect the impact of a tax rate reduction in the period that includes enactment date. As a result, Inotek has revalued its deferred taxes assets and liabilities to 21% in the December 31, 2017 financial statements and the impact was offset by Inotek’s valuation allowance. Inotek has reflected the associated impact in the reconciliation of its effective tax rate above.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment. Inotek has not yet fully completed its analysis of the TCJA, however based on the total unrepatriated accumulated foreign earnings, Inotek does not believe any additional income taxes are due as any income, if determined, will be fully offset by Inotek’s NOL carryforwards.

As required by ASC 740, Income Taxes, management of Inotek has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that Inotek has incurred tax losses from inception, management has determined that it is more likely than not that Inotek will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2017 and 2016. Inotek has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2017 and 2016, the valuation allowance decreased by $13,414 and increased by $17,312, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

As of December 31, 2017, Inotek had federal NOL carryforwards for income tax purposes of $127,132 that expire at various dates through 2037, and state NOL carryforwards of $83,428 that expire at various dates through 2037, available to reduce future federal and state income taxes, if any. As of December 31, 2017, Inotek had federal research and development tax credits of $5,171, and state research and development tax credits of $819. If substantial changes in Inotek’s ownership should occur, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), there could be annual limitations on the amount of loss carryforwards which can be realized in future periods. Inotek has determined that it has experienced prior ownership changes occurring in 2005, 2007 and 2015. The pre-change NOL carryforwards, although subject to an annual limitation, as well as any post-change NOL carryforwards, can be utilized in future years, provided that sufficient income is generated and no future ownership changes occur that may limit Inotek’s NOL carryforwards.

As of December 31, 2017 and 2016, Inotek’s total unrecognized tax benefits totaled $535 and $488, respectively, which if recognized would affect the effective tax rate prior to the adjustment for Inotek’s valuation allowance. Inotek files income tax returns in the U.S. federal and Massachusetts tax jurisdictions. Starting in tax year 2016, Inotek filed tax returns in the New Jersey tax jurisdiction. Tax years 2014 through 2017 remain open to examination by the tax jurisdictions in which Inotek is subject to tax. Since Inotek is in a loss carryforward position, the Internal Revenue Service (“IRS”) and state taxing authorities are permitted to audit the earlier tax years and propose adjustments up to the amount of the NOL carryforwards generated. Inotek is not currently under examination by the IRS or any other jurisdiction for any tax years.

The change in unrecognized tax benefits for each of the years ended December 31, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Balance at January 1,	$488	$333
Additions for prior year tax positions	(4)	6
Additions for current year tax positions	51	149
	$535	$488

The Reverse Merger is expected to result in a substantial reduction to Inotek’s NOL carryforwards and unrecognized tax benefits.

7. Equity

Authorized Shares

As of December 31, 2017, Inotek’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Reverse Stock Split

On January 4, 2018, in connection with the Reverse Merger, Inotek effected a 1-for-4 reverse stock split on its issued and outstanding common stock. Inotek’s historical share and per share information has been retroactively adjusted in the financial statements presented to give effect to this reverse stock split.

Common Stock

All preferences, voting powers, relative, participating, optional, or other specific rights and privileges, limitations, or restrictions of the common stock are expressly subject to those that may be fixed with respect to any shares of preferred stock. Common stockholders are entitled to one vote per share, and to receive dividends, when and if declared by the Board. There were 6,805,686 and 6,746,579 shares of common stock outstanding at December 31, 2017 and 2016, respectively.

Preferred Stock

As of December 31, 2017 and 2016, there were no shares of preferred stock issued and outstanding.

8. Stock Plans

Inotek maintains three equity compensation plans: the Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), and the 2014 Employee Stock Purchase Plan (“ESPP”).

Amended and Restated 2014 Stock Option and Incentive Plan

In August 2014, Inotek’s board of directors adopted the 2014 Plan for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of Inotek and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2018 an additional 272,227 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2017. There were 207,579 shares available for issuance under the 2014 Plan as of December 31, 2017. The 2014 Plan expires in August 2024.

In December 2016, the board granted to certain executive officers an aggregate of 117,500 restricted stock units (“RSUs”) pursuant to the 2014 Plan. Each restricted stock unit represents a contingent right to receive one share of Inotek’s common stock. Vesting for these RSUs was based equally on the achievement of two performance-based conditions, subject to continued service through such achievement dates. The intrinsic fair value of these RSUs as of the date of grant was $3,055 and no stock-based compensation expense was recorded in 2016 as Inotek determined that the vesting conditions were not probable of occurring. In January 2017, these RSUs were modified such that instead of vesting based on the achievement of certain performance-based conditions, they would vest in equal annual installments over four years from the December 2016 date of grant, subject to continued service through such dates. This change in vesting criteria was accounted for as a modification under ASC 718 whereby Inotek is recognizing the $717 fair value of the grants as of the date of modification over the vesting term.

In September 2017, Inotek accelerated the vesting of all unvested RSUs and stock options held by the ten terminated employees and recorded an incremental charge related to these modifications of $158, of which $142 and $16 was reflected in research and development and general and administrative expenses, respectively. Inotek also modified the employment agreements with certain of its remaining employees such that in the event of a change in control, if the employee experiences a qualifying termination by Inotek any time prior to or within 12 months of the change in control, all such employee’s outstanding stock options and RSUs will vest in full and the stock options will become exercisable. Inotek determined that the original awards were expected to vest under their original terms both prior to and after the modification. A comparison of the fair value of the outstanding stock awards immediately before and after the modification resulted in no incremental expense.

In October 2017, Inotek extended the exercise period for stock options held by each of its then remaining employees and directors. This change in expected term criteria was accounted for as a modification under ASC 718 whereby Inotek recorded an incremental charge of $856, of which $196 and $660 was reflected in research and development and general and administrative expenses, respectively.

The following table summarizes the option activity for each of the years ended December 31, 2017 and 2016 under the 2014 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2015	405,190	$19.80
Granted	289,125	$31.08
Exercised	(21,107)	$18.84
Cancelled	(7,000)	$27.16
Outstanding as of December 31, 2016	666,208	$24.64	$2,064
Granted	78,750	$7.20
Exercised	—
Cancelled	(223,062)	$27.04
Outstanding as of December 31, 2017	521,896	$20.96	$255
Vested and exercisable as of December 31, 2017	335,230	$20.36	$128
Weighted-average years remaining on contractual life	7.80
Unrecognized compensation cost related to non-vested stock options	$3,459

The weighted-average fair value of all stock options granted for the years ending December 31, 2017 and 2016 was $5.72 and $20.92, respectively. Intrinsic value at December 31, 2017 and 2016 is based on the closing price of Inotek’s common stock of $10.44 and $24.40 per share, respectively. As of December 31, 2017, all options granted are expected to vest.

In 2016, 7,530 shares of the 21,107 total options exercised were surrendered to Inotek pursuant to a net exercise right.

Unrecognized compensation cost related to non-vested stock options at December 31, 2017 includes $462 related to the October 2017 modification to extend the exercise period for certain unvested stock options.

The following table summarizes the RSU activity for each of the years ended December 31, 2017 and 2016 under the 2014 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	-
Granted	117,500	$26.00
Vested	-
Cancelled	-
Outstanding as of December 31, 2016	117,500	$26.00
Granted	232,750	$6.40
Vested and settled	(56,406)	$6.76
Cancelled	(22,125)	$6.80
Outstanding as of December 31, 2017	271,719	$4.20

As noted above, all outstanding RSUs were modified in the year ended December 31, 2017. Therefore, the weighted average grant date fair value per share of outstanding RSUs as of December 31, 2017, reflects the $4.20 per share fair value of the outstanding RSUs as of the date of modification.

Shares issued for RSUs that vested and settled in the year ended December 31, 2017, included 3,270 shares of common stock surrendered by employees for payment of $16 of withholding taxes due, resulting in a net issuance of 53,136 shares. Also, there were

29,375 RSUs that vested but remained unsettled as of December 31, 2017, per the terms of the Restricted Stock Unit Agreements. These RSUs are expected to settle no later than March 15, 2018.

2004 Stock Option and Incentive Plan

In July 2004, Inotek’s board of directors adopted the 2004 Plan for the issuance of incentive stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of Inotek and its subsidiaries. Only stock options were granted under the 2004 Plan. The 2004 Plan expired in February 2014 but remains effective for all outstanding options.

The following table summarizes stock option activity for each of the years ended December 31, 2017 and 2016 under the 2004 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2015	2,729	$162.32
Exercised	—	$—
Expired	—	$—
Cancelled	(73)	$162.32
Outstanding as of December 31, 2016	2,656	$162.32
Exercised	—	$—
Expired	(570)	$162.32
Cancelled	(462)	$162.32
Outstanding as of December 31, 2017	1,624	$162.32	$—
Vested and exercisable as of December 31, 2017	1,624	$162.32	$—
Weighted-average years remaining on contractual life	0.66
Unrecognized compensation cost related to non-vested stock options	$—

Inotek recorded no stock compensation expense in the years ended December 31, 2017 and 2016 relating to stock options granted pursuant to the 2004 Plan. At December 31, 2017, all 2004 Plan options were fully vested and there was no unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2004 Plan. Options outstanding as of December 31, 2017 had no intrinsic value, as the option price exceeded the fair value of the underlying shares.

Employee Stock Purchase Plan

In November 2014, Inotek’s board of directors adopted and the stockholders approved the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 600,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of common stock under the ESPP at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. As of January 1, 2018, 6,562 shares were added to the ESPP. As of December 31, 2017, there were 61,494 shares available for issuance under the ESPP.

All employees who are whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of Inotek’s shares of common stock is not eligible to purchase shares under the ESPP. Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares of common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the ordinary shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 5,000 shares of common stock may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of stock, valued at the start of the purchase period, under the ESPP in any calendar year.

In 2017, 5,971 shares of common stock were purchased pursuant to the ESPP, resulting in proceeds to Inotek of $35. Inotek recorded $6 of stock-based compensation expense pursuant to the ESPP during the year ended December 31, 2017. In 2016, $155 was withheld and used to purchase 6,481 shares of common stock and Inotek recorded $66 of stock-based compensation expense pursuant to the ESPP.

Stock-Based Compensation

Stock-based compensation expense for options, RSUs and the ESPP is reflected in the consolidated statements of operations as follows:

	December 31,
	2017	2016
	(in thousands)
Research and development	$1,287	$1,362
General and administrative	2,749	1,547
Total	$4,036	$2,909

9. Commitments and Contingencies

Operating Leases

In 2015, Inotek entered into a lease agreement (the “Office Lease”) for its headquarters in Lexington, Massachusetts. Inotek occupied this space in September 2015, at which time its rental obligations commenced. Inotek recorded $445 as leasehold improvements for costs incurred to build out the space, and is amortizing those costs to facilities expense over the term of the lease. Rent expense is recognized on a straight-line basis at the average monthly rent over the term of the lease. Deferred rent is included in other current and long-term liabilities on Inotek’s consolidated balance sheets.

In 2016, Inotek signed an amendment to the Office Lease, whereby it agreed to rent additional space (the “Lease Amendment”). Inotek occupied the additional space on July 1, 2016. The terms of the Lease Amendment follow the terms of the Office Lease. The lease term is 90 months and Inotek has the right to extend the term for one period of five years.

Rent expense was $337 and $275 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the remaining aggregate annual commitments pursuant to the Office Lease and the Lease Amendment are as follows:

Year	(in thousands)
2018	$411
2019	421
2020	430
2021	439
2022	445
Thereafter	74
Total	$2,220

Employee Agreements

In September 2017, Inotek modified the employment agreements with certain of its remaining employees such that in the event of termination in connection with a change in control (“CIC”), Inotek will provide these employees severance payments at each employee’s current monthly salary rate, and continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost) for up to six months primarily depending on duration of each individual employee’s service. Inotek also modified the employment agreements with certain of its named executive officers. In the event of a qualifying termination in connection with a CIC, for each of Inotek’s Chief Medical Officer and Vice President, Finance, Inotek will pay (i) twelve and six months’ severance, respectively, at each person’s current monthly salary rate, and (ii) continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for twelve and six months, respectively. In the event of a qualifying termination in connection with a CIC, in addition to the severance benefits previously provided to Inotek’s Chief Executive Officer (consisting of a lump-sum payment equal to 18 months’ base salary), Inotek agreed to provide continued medical, dental and vision coverage pursuant to COBRA (of the employer’s portion of the premium cost), for eighteen months. In addition, Inotek committed to paying to all seven remaining employees, if they were employees on the date of a CIC, a retention bonus, with the aggregate of all such retention bonuses equal to approximately $642.

Also, upon a CIC, Inotek would owe Perella Weinberg a fee of $2,000.

All payments described above became due and payable upon the consummation of the Reverse Merger in January 2018.

Securities Litigation

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding Inotek’s phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The defendants filed a motion to dismiss the second amended complaint on October 6, 2017, the plaintiffs opposed the motion on December 5, 2017, and the defendants filed a reply on January 16, 2018. Inotek continues to vigorously defend itself against this claim.

From time to time, Inotek may be subject to other various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, Inotek does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to Inotek, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on Inotek because of defense and settlement costs, diversion of management resources and other factors.

Termination of Chief Scientific Officer

In October 2016, Inotek entered into a Transition Agreement with its former Chief Scientific Officer, William K. McVicar, Ph.D. (the “Transition Agreement”). Pursuant to the terms of the Transition Agreement, Dr. McVicar remained an employee of the Company as a Senior Advisor for a six-month period ending April 4, 2017 (the “Transition Period”) and for twelve months thereafter will receive his salary and medical benefits at the same rate in effect as of the date of the Transition Agreement. Inotek recorded a charge in research and development expense of approximately $862 in 2016 related to the Transition Agreement, including approximately $215 related to stock options expected to vest during the Transition Period. Through December 31, 2017, Inotek has made payments of approximately $591 to Dr. McVicar, including $102 related to his 2016 bonus payment which was accrued prior to his termination. As of December 31, 2017, Inotek had $106 in accrued severance related to Dr. McVicar.

Indemnification Arrangements

As permitted under Delaware law, Inotek’s bylaws provide that Inotek will indemnify any director, officer, employee or agent of Inotek or anyone serving in these capacities. The maximum potential amount of future payments Inotek could be required to pay is unlimited. Inotek has insurance that reduces its monetary exposure and would enable it to recover a portion of any future amounts paid. As a result, Inotek believes that the estimated fair value of these indemnification commitments is minimal.

Throughout the normal course of business, Inotek has agreements with vendors that provide goods and services required by Inotek to run its business. In some instances, vendor agreements include language that requires Inotek to indemnify the vendor from certain damages caused by Inotek’s use of the vendor’s goods and/or services. Inotek has insurance that would allow it to recover a portion of any future amounts that could arise from these indemnifications. As a result, Inotek believes that the estimated fair value of these indemnification commitments is minimal.

10. Fair Value of Financial Measurements

Items measured at fair value on a recurring basis are short term investments. The following table sets forth Inotek’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at
	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market mutual funds (included in cash and cash equivalents)	$76,949	$76,949	$—	$—

Certificates of deposit	$3,667	$—	$3,667	$—
United States Treasury securities	17,627	17,627	—	—
Short-term investments	$21,294	$17,627	$3,667	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market mutual funds (included in cash and cash equivalents)	$20,698	$20,698	$—	$—

Certificates of deposit	$22,046	$—	$22,046	$—
Agency bonds	5,913	—	5,913	—
United States Treasury securities	68,716	68,716	—	—
Short-term investments	$96,675	$68,716	$27,959	$—

Money market mutual funds

Inotek classifies its money market mutual funds as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

Short-term investments

Inotek classifies its United States Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. Inotek classifies its certificates of deposit as Level 2 assets under the fair value hierarchy, as there are no quoted market prices in active markets, and its agency bonds as Level 2 assets under the fair value hierarchy, as these assets are not always valued daily using quoted market prices in active markets.

11. Benefit Plans

Retirement Plan

Inotek sponsors a 401(k) savings plan (the “Savings Plan”) for all eligible U.S. employees. Inotek reserves the right to modify, amend, or terminate the Savings Plan. Employees may contribute up to the maximum allowed by the IRS, while Inotek contributes to the plan at the discretion of the board of directors. Inotek’s contributions to the plan for the years ended December 31, 2017 and 2016 were $154 and $168, respectively. On January 3, 2018, the Savings Plan was terminated.

12. Subsequent Events

Completion of the Reverse Merger

On January 4, 2018, Inotek completed the Reverse Merger with Private Rocket merging with Merger Sub. The Reverse Merger was effected pursuant to the Merger Agreement. Private Rocket is a multi-platform biotechnology company focused on the development of first-in-class gene therapies for rare and devastating pediatric diseases. The Reverse Merger will be accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Rocket will be treated as the accounting acquirer and Inotek will be treated as the “acquired” company for financial reporting purposes because, immediately upon completion of the Reverse Merger, Private Rocket stockholders held a majority of the voting interest of the combined company.

Immediately prior to the Reverse Merger, on January 4, 2018, Inotek effected a 1-for-4 reverse stock split on its issued and outstanding common stock. Pursuant to the terms of the Merger Agreement, each outstanding share of Private Rocket common stock converted into approximately 76.185 shares of Inotek’s common stock (the “Exchange Ratio”). As a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, Inotek’s stock options and warrants outstanding prior to the reverse stock split were automatically proportionally adjusted based on the 4-to-1 reverse stock split ratio in accordance with the terms of such options and warrants. The reverse stock split did not alter the par value of Inotek’s common stock or modify any voting rights or other terms of the common stock.

Also in connection with the completion of the Reverse Merger, Inotek changed its name from “Inotek Pharmaceuticals Corporation” to “Rocket Pharmaceuticals, Inc.”

Offering of Common Stock

On January 24, 2018, Rocket entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company agreed to issue and sell up to 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were offered and sold in the Offering at a public offering price of $13.25 per share and were purchased by the Underwriters from Rocket at a price of $12.455 per share. On January 26, 2018, Rocket received net proceeds from the Offering of $78,778, after deducting underwriting discounts and commissions. All the shares in the offering were sold by Rocket.