Form 10-Q
period 2018-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2018-05-11
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
(646) 440-9100

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

As of May 10, 2018, there were 39,480,407 shares of common stock, $0.01 par value per share, outstanding.

PRESENTATION NOTE: As a result of the Reverse Merger, each outstanding share of Rocket Ltd share capital (including shares of Rocket Ltd share capital to be issued upon exercise of outstanding share options) automatically converted into the right to receive approximately 76.185 shares of Inotek’s common stock, par value $0.01 per share (the “Exchange Ratio”).  The historical financial statements, outstanding shares and all other historical share information have been adjusted to reflect the impact of the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$171,136	$18,142
Short term investments	11,561	-
Prepaid expenses and other assets	2,131	813
Total current assets	184,828	18,955
Property and equipment, net	1,146	985
Goodwill	30,815	-
Restricted cash	208	207
Deposits	168	-
Total assets	$217,165	$20,147
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,762	$2,062
Accrued research and development costs	2,575	2,459
Total current liabilities	7,337	4,521
Convertible notes,net of unamortized discount	39,084	-
Deferred rent and lease liability	598	107
Total liabilities	47,019	4,628
Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred shares, $0.01 par value, authorized 1,000,000 shares
Series A convertible preferred shares; 300,000 shares designated as Series A; 0 and 128,738 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	16,060
Series B convertible preferred shares; 300,000 shares designated as Series B; 0 and 126,909 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	25,406
Common stock, $0.01 par value, 120,000,000 shares authorized; 39,403,898 and 6,795,627 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	394	1
Additional paid-in capital	216,440	5,407
Accumulated other comprehensive income	10	-
Accumulated deficit	(46,698)	(31,355)
Total shareholders' equity	170,146	15,519
Total liabilities and shareholders' equity	$217,165	$20,147

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
 (in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
Research and development	5,743	2,285
General and administrative	8,662	585
Total operating expenses	14,405	2,870
Loss from operations	(14,405)	(2,870)
Research and development incentives	186	192
Interest expense	(1,427)	-
Interest income	288	-
Other income	15	-
Net loss	$(15,343)	$(2,678)
Net loss per share attributable to common shareholders - basic and diluted	$(0.42)	$(0.39)
Weighted-average common shares outstanding - basic and diluted	36,137,120	6,795,627

 The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(15,343)	$(2,678)
Other comprehensive gain
Net unrealized gain on short term investments	10	-
Total comprehensive loss	$(15,333)	$(2,678)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Shareholders’ Equity
 (in thousands except share amounts)
(unaudited)

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$5,340	$(31,355)	$-	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	41,272	-	-	-
Exchange of common shares in connection with the Merger	-	-	-	-	6,805,608	68	85,992	-	-	86,060
Issuance of common shares, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	78,455	-	-	78,518
Issuance of common shares pursuant to settlement of restricted stock units	-	-	-	-	1,875	1	(1)	-	-	-
Unrealized gain on short term investments	-	-	-	-	-	-	-	-	10	10
Share-based compensation	-	-	-	-	-	-	5,382	-	-	5,382
Net loss	-	-	-	-	-	-	-	(15,343)	-	(15,343)
Balance at March 31, 2018	-	$-	-	$-	39,403,898	$394	$216,440	$(46,698)	$10	170,146

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Operating Activities:
Net loss	$(15,343)	$(2,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	696	-
Reduction of lease liability	(20)	-
Depreciation expense	83	28
Share-based compensation expense	5,382	99
Amortization of premium on short term investments	12	-
Changes in operating assets and liabilities:
Prepaid expenses	(266)	(954)
Accounts payable and accrued expenses	(2,261)	(282)
Accrued research and development costs	116	64
Net cash used in operating activities	(11,601)	(3,723)
Investing activities:
Cash acquired in connection with the Reverse Merger	76,348	-
Proceeds from maturities of short term investments	9,718	-
Proceeds from sale of property and equipment	20	-
Purchases of property and equipment	(8)	(131)
Net cash provided by (used in) investing activities	86,078	(131)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	78,518	-
Proceeds from issuance of convertible preferred stock, net	-	21,549
Net cash provided by financing activities	78,518	21,549
Net change in cash and restricted cash	152,995	17,695
Cash, cash equivalents and restricted cash at beginning of period	18,349	9,665
Cash, cash equivalents and restricted cash at end of period	$171,344	$27,360

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$41,466	$-

Supplemental cash flow information:
Cash paid for interest	$1,495	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1. Nature of Business, Merger and Basis of Presentation

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a multi-platform biotechnology company focused on the development of first or best-in-class gene therapies for rare and devastating pediatric diseases. Rocket has LVV programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated virus (“AAV”) program, which will permit the commencement of human clinical studies thereafter. Rocket has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently only has development rights.

Rocket’s two leading LVV and AAV technology platforms are each being designed in collaboration with leading academic and industry partners. Through its gene therapy platforms, Rocket aims to restore normal cellular function by modifying the defective genes that cause each of the targeted disorders.

Reverse Merger and Exchange Ratio

On January 4, 2018, Rome Merger Sub (“Merger Sub”), a wholly owned subsidiary of Inotek Pharmaceuticals Corporation (“Inotek”), completed its merger with and into Rocket Pharmaceuticals, Ltd. (“Rocket Ltd”), with Rocket Ltd surviving as a wholly owned subsidiary of Inotek. This transaction is referred to as the “Reverse Merger.” The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of September 12, 2017, by and among Inotek, Rocket Ltd and Rome Merger Sub.

As a result of the Reverse Merger, each outstanding share of Rocket Ltd share capital (including shares of Rocket Ltd share capital to be issued upon exercise of outstanding share options) automatically converted into the right to receive approximately 76.185 shares of Inotek’s common stock, par value $0.01 per share (the “Exchange Ratio”). Following the closing of the Reverse Merger, holders of Inotek’s common stock immediately prior to the Reverse Merger owned approximately 18.643% on a fully diluted basis, and holders of Rocket Ltd common stock immediately prior to the Reverse Merger owned approximately 81.357% on a fully diluted basis, of Inotek’s common stock.

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Rocket Ltd is considered the accounting acquirer and Inotek is the acquired company for financial reporting purposes.  Rocket Ltd was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management.  The pre-acquisition financial statements of Rocket Ltd became the historical financial statements of Rocket following completion of the Reverse Merger.  The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the Reverse Merger, the combined company changed its name from “Inotek Pharmaceuticals Corporation” to “Rocket Pharmaceuticals, Inc.” The combined company following the Reverse Merger may be referred to herein as “the combined company,” “Rocket,” or the “Company.”

The Company’s common stock remained listed on the NASDAQ Stock Market, with trading having commenced on a post-split basis (giving effect to the Reverse Stock Split described below) and under the new name as of January 5, 2018. The trading symbol also changed on that date from “ITEK” to “RCKT.”

Unaudited Interim Consolidated Financial Information

 The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of operations and comprehensive loss and of cash flows for the three months ended March 31, 2018 and 2017, and the consolidated statement of shareholders’ equity for the three months ended as of March 31, 2018 are unaudited. These financial statements should be read in conjunction with the Rocket Ltd 2017 financial statements included in Form 8-K filed on March 7, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

2. Risks and Liquidity

The Company has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having no commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $46,698 as of March 31, 2018. As of March 31, 2018, the Company has $182,697 of cash, cash equivalents and short term investments. Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into 2020.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to, goodwill impairment, the accrual of research and development expenses, the valuation of equity transactions and share-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of a deposit collateralizing a letter of credit issued by a bank in connection with the Company’s operating lease (See Note 12). As of March 31, 2018 and December 31, 2017, restricted cash was $208 and $207, respectively.  Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$171,136	$18,142
Restricted cash	208	207
	$171,344	$18,349

Short term Investments

Short term investments consist of investments in certificates of deposit and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Short-term investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in shareholders’ equity and a component of total comprehensive income in the consolidated statements of comprehensive income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on short-term investments for the three months ended March 31, 2018 and 2017, respectively. There was $10 and $0 of net unrealized gains on short term investments for the three months ended March 31, 2018 and 2017, respectively.

The Company reviews short term investments for other-than-temporary impairment whenever the fair value of a short term investment is less than the amortized cost and evidence indicates that a short term investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the short term investment, or if it is more likely than not that the Company will be required to sell the short term investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Short term investments at March 31, 2018 consist of the following:

	Cost Basis	Unrealized Gains	Fair Value
Current:
Certificates of deposit	$1,546	$-	$1,546
United States Treasury securities	10,005	10	10,015
	$11,551	$10	$11,561

At March 31, 2018, all short term investments held by the Company had contractual maturities of less than one year. The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at March 31, 2018.

Goodwill

Business combinations are accounted for under the acquisition method (see Note 4). The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is tested for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

The Company will assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative impairment test.

In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.

The Company has determined there were no indicators of goodwill impairment as of March 31, 2018.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. The estimated useful lives are three to five years. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. If the carrying amount of the assets or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The carrying value of the 2021 Convertible Notes approximates fair value due to the acquisition (see Note 4). The Company’s assets and liabilities measured at fair value on a recurring basis include its short term investments.

Deferred Rent and Lease Liability

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level rent expense recognized over the lease term.  For the lease liability, the Company reduces the rent expense on a straight-line basis over the remaining life of the lease.

Research and Development

Research and development costs, which include salaries and staff costs, license costs, regulatory and scientific consulting fees, as well as contract research, and share-based compensation expense, are accounted for in accordance with ASC Topic 730, Research and Development, (“ASC 730”).

The Company does not currently have any commercial biopharmaceutical products, and does not expect to have any for several years, if at all. Accordingly, research and development costs are expensed as incurred. While certain of the Company’s research and development costs may have future benefits, the policy of expensing all research and development expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Foreign Currency Transactions

Certain transactions during the three months ended March 31, 2018 and 2017 are denominated in Euros. Gains and losses on foreign currency transactions are not significant for the three months ended March 31, 2018 and 2017.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of Company’s stock, historical data, peer company data and judgment regarding future trends and factors. The fair value of restricted stock awards is based on the intrinsic value of such awards on the date of grant. Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date the Company becomes obligated to issue shares of common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

The Company classifies share-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. Forfeitures are recorded as they occur.

Prior to the Reverse Merger, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected share volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s share options was determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of share options granted to non-employees was equal to the contractual term of the option award. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

The Company measured the compensation expense of share options and other share-based awards granted to employees and directors using the grant date fair value of the award and recognized compensation expense as determined by the Black-Scholes Option pricing model on a straight-line basis over their requisite service period, which was generally the vesting period of the respective award.

The Company initially measured the compensation expense of share-based awards granted to consultants using the grant date fair value of the award. Compensation expense was recognized over the period during which services were rendered by such consultants. At the end of each financial reporting period prior to completion of services being rendered, the compensation expense was remeasured using the then current fair value of the share-based award, based on updated assumption inputs in the Black-Scholes option pricing model.

NYC Biotechnology Tax Credit Program

New York City allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit is recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount.  During the three months ended March 31, 2018 and 2017, the Company recorded research and development incentive income and a related receivable of $186 and $192, respectively, related to this credit.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”), was signed into law by the President of the United States. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of The Act, but at this time does not believe the provisions will have a material impact on the Company’s financial reporting. The Company will continue to monitor and quantify the impact of the Act and will record any adjustments in accordance with the guidance in Staff Accounting Bulletin No. 118.

Net Loss Per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed by dividing the diluted net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding options and convertible preferred shares are considered potential dilutive common shares.

The Company’s convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. In connection with the Reverse Merger, all of the convertible preferred shares were converted into common stock. This conversion was in accordance with the original terms.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on short-term investments as of March 31, 2018 and December 31, 2017.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for the annual periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01)”.  ASU 2017-01 provides that when substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective to annual period beginning after December 31, 2018 and interim period within annual periods beginning after December 31, 2019. Adoption of ASU 2017-09 may impact the Company’s accounting for future acquisitions.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, an amendment to simply the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test.  As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary.  This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2021.  Entities should apply for the amendment prospectively.  Early adoption is permitted.  The Company early adopted this guidance as of January 1, 2018 and will apply it when performing its annual goodwill impairment test.

4. Acquisition Accounting

The identifiable assets and liabilities of Inotek are allocated in the Company’s consolidated financial statements at their provisional fair values at the acquisition date, January 4, 2018.  Goodwill, is calculated as the excess value of consideration paid over the fair value of assets acquired and liabilities assumed.

The acquisition-date fair value of the consideration transferred is as follows:

Number of shares of the combined company owned by Inotek shareholders	6,805,608
Number of shares issuable in connection with fully vested RSUs of Inotek immediately prior to the Reverse Merger	271,718
Inotek common stock on the acquisition date	7,077,326
Price per share of Inotek common stock on acquisition date	$12.16
Total purchase price	$86,060

The following table summarizes the provisional fair value purchase price allocation of the assets acquired and liabilities assumed at the date of acquisition which is subject to adjustment as the Company finalizes it valuation:

Cash and cash equivalents	$76,348
Short term investments	21,292
Prepaid expense and other assets	1,041
Property and equipment	256
Deposits	168
Goodwill	30,815
Accounts payable and accrued expenses	(4,961)
Convertible notes	(38,388)
Unfavorable lease liability	(511)
Net assets acquired	$86,060

The goodwill of $30,815 represents the premium over the purchase price.  Goodwill is mainly attributable to the value of cash and cash equivalents and short term investments acquired as of the acquisition date and access to capital markets. The allocation of the purchase price with the assistance of a third party valuation, is based on certain management assumptions.  The Company incurred acquisition costs of $132 for the three months ended March 31, 2018.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Inotek had occurred on January 1, 2017:

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$-
Net loss	(15,998)	(15,670)

The above unaudited pro forma information was determined based on the historical US GAAP results of the Company and Inotek. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $4,512 of transaction costs for both the Company and Inotek from the three months ended March 31, 2018;

(2)
Elimination of $3,459 of stock-based compensation expense related to the acceleration of vesting and modification of certain previously unvested Inotek awards in connection with the Reverse Merger from the three months ended March 31, 2018;

(3)	Elimination of $1,622 of expense related to severance and stay bonuses from the three months ended March 31, 2018;

(4)
To adjust interest expense incurred in connection with the 2021 Convertible Notes assumed in connection with the Reverse Merger based on the fair value of the 2021 Convertible Notes on the date of the Reverse Merger, as if it occurred on January 1, 2017;

(5)
To adjust depreciation expense associated with property and equipment acquired in connection with the Reverse Merger based on the fair value of the property and equipment on the date of the Reverse Merger, as if it occurred on January 1, 2017; and

(6)
To adjust expense associated with operating lease obligations assumed in connection with the Merger based on the fair value of the leases on the date of the Merger, as if it occurred on January 1, 2017.

5. Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are short-term investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$79,910	$-	$-	$79,910

Certificates of deposit	$1,546	$-	$-	$1,546
United States Treasury securities	10,015	-	-	10,015
Short-term investments	11,561	-	-	11,561

	$91,471	$-	$-	$91,471

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

6. Property and Equipment

The Company’s property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Laboratory equipment	$1,042	$1,042
Computer equipment	106	98
Furniture and fixtures	351	115
	1,499	1,255
Less: Accumulated depreciation	(353)	(270)
	$1,146	$985

During the three months ended March 31, 2018 and 2017, the Company recognized $83 and $28 of depreciation expense, respectively.

7. Accounts Payable and Accrued Expenses

At March 31, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Bonus	$956	$703
Research and development	956	814
Severance and benefits	891	88
Professional fees	609	382
Government payable	513	—
Accrued interest	493	—
Other	149	25
Compensation and benefits	128	50
Accounts payable	67	—
	$4,762	$2,062

8. Debt

On January 4, 2018, in connection with the Reverse Merger, Inotek’s obligations under its outstanding convertible notes, with an aggregate principal value of $52,000, were assumed by the Company (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (“Maturity Date”). The 2021 Convertible Notes are unsecured, accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year.

Each holder of a 2021 Convertible Note (the “Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1 principal amount of 2021 Convertible Notes (the “Conversion Rate”). The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default.  As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of March 31, 2018 and December 31, 2017.

The Company recorded the 2021 Convertible Notes at their provisional fair value of $38,388 on January 4, 2018, the date of the acquisition.  The difference between the provisional fair value of the 2021 Convertible Notes and the principal value represents a discount on the notes that is being amortized to interest expense over the remaining term using the effective interest method. As of March 31, 2018, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of March 31, 2018:

Principal amount	$52,000
Discount	(12,916)
Carrying value as of March 31, 2018	$39,084

Accretion of the discount was $696 for the three months ended March 31, 2018.

9. Shareholders’ Equity

Preferred Shares

On January 4, 2018, immediately prior to and in connection with the closing of the Reverse Merger, and in accordance with the original terms of the convertible preferred shares, all of the outstanding convertible preferred shares of Rocket Ltd were converted into an aggregate of 19,475,788 shares of common stock.

Exchange Ratio

On January 4, 2018, in connection with the Reverse Merger, Rocket’s historical share and per share information has been adjusted in the consolidated financial statements presented to give effect to the Exchange Ratio.

Common Shares

At the time of the Reverse Merger, Rocket Ltd’s outstanding shares of common stock were 26,281,396 which includes 19,475,788 issued upon the conversion of Rocket Ltd’s convertible preferred stock.

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83,806 net of $5,288 of offering costs, commission and legal and other expenses for net proceeds from the Offering of $78,518, after deducting the underwriting discounts and commissions and legal and accounting costs.

10. Share-Based Awards

2015 Share Option Plan

The Rocket Ltd 2015 Share Option Plan provides for the Company to grant incentive stock options or nonqualified stock options for the purchase of common shares to employees, members of the board of directors and consultants. The 2015 Share Option Plan is administered by an administrative committee appointed by the board of directors or, in the absence of such appointment, the entire board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of share options may not be less than 100% of the fair market value of the share of common shares on the date of grant (or 110% of the fair market value in the case of an employee who owns shares representing more than 10% of the voting power of all classes of shares for the Company) and the term of share options may not be greater than ten years (or five years in the case of an employee who owns shares representing more than 10% of the voting power of all classes of shares for the Company). The Company generally grants share-based awards with service conditions only (“service-based” awards).

As required by the 2015 Share Option Plan, the exercise price for share options granted was not to be less than the fair value of common shares as determined by the Company as of the date of grant. The Company valued its common shares by taking into consideration its most recently available valuation of common shares performed by management and the board of directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

The total number of shares that may be issued under the 2015 Share Option Plan was 9,904,050 shares; however, the 2,944,702 shares that remained available under the 2015 Share Option Plan were added to the share reserve of the 2014 Plan in connection with the Reverse Merger.

By virtue of the terms of the Merger Agreement, each stock option outstanding under the Rocket Ltd 2015 Share Option Plan immediately prior to the consummation of the Reverse Merger was automatically converted into a stock option exercisable for a number of shares of the Company’s common stock calculated based on the exchange ratio and the exercise price per share of such outstanding stock option.

Pursuant to the Merger Agreement, the Company sponsors Inotek’s equity compensation plans: the Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), and the 2014 Employee Stock Purchase Plan (“ESPP”) and assumed all stock options and restricted stock units (“RSUs”) outstanding under each of the plans immediately prior to the effective time of the Reverse Merger.

Amended and Restated 2014 Stock Option and Incentive Plan

In August 2014, Inotek’s board of directors adopted the 2014 Plan for the issuance of incentive and non-qualified stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors, to employees, officers, directors, consultants, and advisors of Inotek and its subsidiaries. Pursuant to the provisions of the 2014 Plan and approval by the board of directors, on January 1, 2018 an additional 272,227 shares were added to the 2014 Plan representing 4% of total common shares issued and outstanding at December 31, 2017. The 2014 Plan expires in August 2024.

2004 Stock Option and Incentive Plan

In July 2004, Inotek’s board of directors adopted the 2004 Plan for the issuance of incentive stock options, restricted stock, and other equity awards, all for common stock, as determined by the board of directors to employees, officers, directors, consultants, and advisors of Inotek and its subsidiaries. Only stock options were granted under the 2004 Plan. The 2004 Plan expired in February 2014 but remains effective for all outstanding options. All of the stock options granted under the 2004 Plan were fully vested at the time of the Reverse Merger.

Vesting of all unvested Inotek option awards issued and outstanding was accelerated at the effective time of the Reverse Merger, and all such option awards issued and outstanding at the time of the Reverse Merger, aggregating to 523,520, remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the Reverse Merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the options of $2,997 was recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2018. In addition, the exercise period for all Inotek options outstanding at the effective time of the Reverse Merger was extended beyond the respective periods provided in the original awards. The Company recorded $462 in connection with the extension of the exercise periods in the consolidated statement of operations for the three months ended March 31, 2018 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

Share Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to employees and directors were as follows:

	Three Months Ended March 31,
	2018	2017

Risk-free interest rate	2.57%	2.03%
Expected term (in years)	5.76	5.86
Expected volatility	88.60%	94.30%
Expected dividend yield	0.00%	0.00%
Exercise price	$17.52	$1.21
Fair value of common stock	$17.52	$1.21

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to non-employees were as follows:

Three Months Ended March 31, 2018
Risk-free interest rate	2.74%
Expected term (in years)	10.0
Expected volatility	83.79%
Expected dividend yield	0.00%
Exercise price	$18.75
Fair value of common stock	$18.75

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

A summary of activity under the Company’s equity plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31,2017 *	6,959,347	$1.06	8.17	$27,175
Assumed as part of merger with Inotek	523,520	2.31	7.53
Granted	1,190,378	17.53	9.95
Forfeited	(38,156)	1.37
Outstanding as of March 31,2018 (unaudited)	8,635,089	$3.58	8.18	$130,982

Options vested and exercisable as of March 31, 2018 (unaudited)	6,357,746	$1.16	7.10	$111,852

* Effected by Exchange Ratio

Restricted Stock Units

All unvested Inotek’s RSU awards issued and outstanding were accelerated at the effective time of the Reverse Merger. For accounting purposes, since the acceleration of vesting upon change of control was included in the original terms of the award, the remaining unrecognized compensation expense associated with the original grant date fair value of the RSU awards was recognized as a pre-merger expense of Inotek.

The following table summarizes the RSU activity for the three months ended March 31, 2018 under the 2014 Stock Option and Incentive Plan:

Number of Shares
Outstanding as of December 31, 2017	-
Assumed as part of merger with Inotek	271,719
Settled	(1,875)
Outstanding as of March 31, 2018	269,844

As of March 31, 2018, due to lockup agreements signed in conjunction with the Reverse Merger, 269,844 RSU’s remain unsettled.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2018 and 2017 was $12.84 and $1.21, respectively.

The total fair value of options vested during the year ended March 31, 2018 and the three months ended March 31, 2018 and 2017 was $24,724 and $1,583, respectively.

Employee Stock Purchase Plan

In November 2014, Inotek’s board of directors adopted and the stockholders approved the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 150,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of common stock under the ESPP at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. On January 1, 2018, 6,562 shares were added to the ESPP. As of March 31, 2018, there were 68,256 shares available for issuance under the ESPP. During the three months ended March 31, 2018, 0 shares of common stock were purchased pursuant to the ESPP.  The Company recorded $0 of stock-based compensation expense pursuant to the ESPP during the three months ended March 31, 2018.

Share-Based Compensation

Share-based compensation expense is reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017

Research and development	$2,207	$61
General and administrative	3,175	38
Total share based compensation expense	$5,382	$99

As of March 31, 2018, the Company had an aggregate of $25,836 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 2.45 years.

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended March 31,
	2018	2017

Numerator:
Net loss attributable to common shareholders	$(15,343)	$(2,678)
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,137,120	6,795,627
Net loss per share attributable to common shareholders - basic and diluted	$(0.42)	$(0.39)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,948	-
Warrants exercisable for common shares	14,102	-
Options to purchase common shares	8,635,089	6,207,401
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,807,564
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,668,224
	10,270,139	25,683,189

12. Commitments and Contingencies

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office space in New York, New York whose term ends on July 31, 2021. In connection with the lease agreement, the Company established an irrevocable standby letter of credit (“LOC”) with a bank. The LOC serves as the Company’s security deposit on the lease, in which the landlord is the beneficiary. The LOC expires and is automatically renewed April 8 of each succeeding calendar year up to October 29, 2020, unless written notice is provided no later than 90 days before the then existing expiration date. The Company has a certificate of deposit with a bank as collateral for the stand by letter of credit which is classified as restricted cash in the consolidated balance sheets. The restricted cash balance at March 31, 2018 is $208. Rent expense was $140 and $139 for the three months ended March 31, 2018 and 2017, respectively.

In January 2018, in connection with the Reverse Merger, the Company assumed an operating lease of Inotek for its former headquarters in Lexington, Massachusetts, whose term ends in February 2023.  Rent expense was $83 during the three months ended March 31, 2018 in connection with the assumed lease.

As of March 31, 2018, the remaining aggregate annual commitments pursuant to the leases, as amended, are as follows:

2018 (remaining nine months)	$641
2019	874
2020	897
2021	718
2022	445
Thereafter	74
Total	$3,649

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

Indemnification Arrangements

Pursuant to its bylaws and as permitted under Delaware law, the Company has indemnification obligations to directors, officers, employees or agents of the Company or anyone serving in these capacities.  The maximum potential amount of future payments the Company could be required to pay is unlimited. The Company has insurance that reduces its monetary exposure and would enable it to recover a portion of any future amounts paid. As a result, the Company believes that the estimated fair value of these indemnification commitments is minimal.

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

13. Agreements Related to Intellectual Property

The Company has entered into various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and have not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, has no alternative future uses.

License 161101 and SRA 161101

On April 20, 2018, the Company entered into Amendment No. 1 to the clinical trial agreement with the Fred Hutchinson Research Cancer Center (“Hutch”) for the clinical trial entitled: Gene Therapy for Patients with Fanconi Anemia Complementation Group A.  The Company agreed to pay $108 for additional budgeted amounts for the period from March 2018 through August 2018.

LAD-I (leukocyte adhesion deficiency-I) Agreement with CIEMAT

On March 1, 2018, the Company entered into Amendment No. 1 to the Master Research Agreement (“MRA”) whereby the Company and Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”) agreed to a modification of the original commitment from Rocket down to approximately $444.

14. Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company accrued $48 for the three months ended March 31, 2018 relating to services provided under this consulting agreement which was paid in April 2018.

During January 2018, the Company sold certain furniture and fixtures from the Inotek former corporate headquarter to a director of the Company for $20.

15. 401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2018 and 2017, was $30 and $27, respectively.

16. Subsequent Events

In April 2018, the Company entered into a consulting agreement with a different member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 8-K and Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc. References to “Inotek” refer to the company prior to the Reverse Merger (as defined below).

Recent Developments

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a multi-platform biotechnology company focused on the development of first or best-in-class gene therapies for rare and devastating pediatric diseases. Rocket has LVV programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated virus (“AAV”) program, which will permit the commencement of human clinical studies thereafter. Rocket has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently only has development rights.

Rocket’s two leading LVV and AAV technology platforms are each being designed in collaboration with leading academic and industry partners. Through its gene therapy platforms, Rocket aims to restore normal cellular function by modifying the defective genes that cause each of the targeted disorders.

Reverse Merger and Exchange Ratio

On January 4, 2018, Rome Merger Sub (“Merger Sub”), a wholly owned subsidiary of Inotek Pharmaceuticals Corporation (“Inotek”), completed its merger with and into Rocket Pharmaceuticals, Ltd. (“Rocket Ltd”), with Rocket Ltd surviving as a wholly owned subsidiary of Inotek. This transaction is referred to as the “Reverse Merger.” The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of September 12, 2017, by and among Inotek, Rocket Ltd and Rome Merger Sub.

As a result of the Reverse Merger, each outstanding share of Rocket Ltd share capital (including shares of Rocket Ltd share capital to be issued upon exercise of outstanding share options) automatically converted into the right to receive approximately 76.185 shares of Inotek’s common stock, par value $0.01 per share (the “Exchange Ratio”). Following the closing of the Reverse Merger, holders of Inotek’s common stock immediately prior to the Reverse Merger owned approximately 18.643% on a fully diluted basis, and holders of Rocket Ltd common stock immediately prior to the Reverse Merger owned approximately 81.357% on a fully diluted basis, of Rocket Ltd’s common stock.

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Rocket Ltd is considered the accounting acquirer and Inotek is the acquired company for financial reporting purposes.  Rocket Ltd was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management.  The pre-acquisition financial statements of Rocket Ltd became the historical financial statements of Rocket following completion of the Reverse Merger.  The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the Reverse Merger, the combined company changed its name from “Inotek Pharmaceuticals Corporation” to “Rocket Pharmaceuticals, Inc.” The combined company following the Reverse Merger may be referred to herein as “the combined company,” “Rocket,” or “the Company.”

The Company’s common stock remained listed on the NASDAQ Stock Market, with trading having commenced on a post-split basis and under the new name as of January 5, 2018. The trading symbol also changed on that date from “ITEK” to “RCKT.”

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83,806 net of $5,288 of offering costs, commission and legal and other expenses for net proceeds from the Offering of $78,518, after deducting the underwriting discounts and commissions and legal and accounting costs.

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

 Rocket is using modified non-pathogenic viruses for the development of its gene therapy treatments. Viruses are particularly well suited as delivery vehicles, because they are adept at penetrating cells and delivering genetic material inside a cell. In creating Rocket’s viral delivery vehicles, the viral (pathogenic) genes are removed and are replaced with a functional form of the missing or mutant gene that is the cause of the patient’s genetic disease. The functional form of a missing or mutant gene is called a therapeutic gene, or the “transgene.” The process of inserting the transgene is called “transduction.” Once a virus is modified by replacement of the viral genes with a transgene, the modified virus is called a “viral vector.” The viral vector delivers the transgene into the targeted tissue or organ (such as the cells inside a patient’s bone marrow). Rocket has two types of viral vectors in development, lentiviral vector (“LVV”) and adeno-associated viral vector (“AAV”). Rocket believes that its LVV and AAV-based programs have the potential to offer a significant therapeutic benefit to patients that is durable (long-lasting).

The gene therapies can be delivered either (1) ex vivo (outside the body), in which case the patient’s cells are extracted and the vector is delivered to these cells in a controlled, safe laboratory setting, with the modified cells then being reinserted into the patient, or (2) - in vivo - (inside the body), in which the vector is injected directly into the patient, either intravenously (IV) or directly into a specific tissue at a targeted site, with the aim of the vector delivering the transgene to the targeted cells.

Rocket believes that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy have created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The recent approval by the U.S. Food and Drug Administration (“FDA”) of Novartis’s treatment for pediatric acute lymphoblastic leukemia, Gilead Science’s treatment for relapsed or refractory large B-Cell lymphoma, and Spark Therapeutic’ s treatment for biallelic RPE65 mutation-associated retinal dystrophy, indicate that there is a regulatory pathway forward for cell and gene therapy products.

Pipeline Overview

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, LAD-I, Pyruvate Kinase Deficiency (“PKD”), and Infantile Malignant Osteopetrosis (“IMO”). Brief descriptions of these conditions and the Rocket programs for each is set forth below.

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

Rocket currently has the following two LVV-based programs targeting FA:

•
RP-L101: RP-L101 is a program that Rocket in-licensed from Fred Hutchinson Cancer Center in Seattle, Washington (“Hutch”). RP-L101 is currently being studied in a Phase 1 clinical trial that is treating FA patients at Hutch under an IND sponsored by Hutch. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IND.

•
RP-L102: RP-L102 is a program that Rocket in-licensed from CIEMAT (Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in a Phase 1/2 clinical trial treating FA patients with a modified process under an Investigational Medicinal Product Dossier (“IMPD”) sponsored by CIEMAT. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IMPD.

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

Rocket currently has one LVV-based program targeting LAD-I, RP-L201. RP-L201 is a preclinical program that Rocket in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT.

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

Rocket currently has one LVV-based program targeting PKD, RP-L301. RP-L301 is a preclinical program that Rocket in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT.

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

AAV-based Program

Rocket’s AAV-based program for an undisclosed rare disease involves the direct injection of the viral vector into the patient, rather than modifying the patient’s cells ex-vivo.  In Rocket’s preclinical studies of its AAV-based program to date, this method of therapy has displayed substantial tropism, which is the ability to hone in on the organs most afflicted by the underlying disorder, with the aim of modifying cellular function to enable the production of sufficient quantities of a missing protein to restore proper function to the afflicted cells.

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

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Strategy

Rocket seeks to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, Rocket intends to develop into a fully integrated biotechnology company. In the near- and medium-term, Rocket intends to develop its first-in-class product candidates, which are targeting devastating diseases with substantial unmet need. In the medium- and long-term, Rocket expects to develop proprietary in-house analytics and manufacturing capabilities, commence registration trials for its currently planned programs and submit its first biologics license applications (“BLAs”), and establish its gene therapy platform and expand its pipeline to target additional indications that Rocket believes to be potentially compatible with its gene therapy technologies. In addition, during that time, Rocket believes that its currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. Rocket has assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and commercialization.

Rocket believes that its competitive advantage lies in its disease-based selection approach, a rigorous process with defined criteria to identify target diseases. Rocket believes that this approach to asset development differentiates it as a gene therapy company and potentially provides Rocket with a first-mover advantage.

Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2018, Rocket raised net cash proceeds of approximately $120.7 million from private investors through both equity and convertible debt financing to fund operating activities. In addition, in conjunction with the closing of the Reverse Merger, Rocket received additional proceeds of $76.3 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket Ltd had net losses of $19.6 million for the year ended December 31, 2017 and Rocket’s net loss is $15.3 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $46.7 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

Until such a time as we can generate significant revenue from product sales, if ever, we will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties and government programs or grants. Adequate additional financing may not be available to us on acceptable terms, or at all. We can make no assurances that we will be able to raise the cash needed to fund our operations and, if we fail to raise capital when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Our research and development program expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:

•	expenses incurred under agreements with research institutions that conduct research and development activities including, process development, preclinical, and clinical activities on Rocket’s behalf;

•
costs related to process development, production of preclinical and clinical materials, including fees paid to contract manufacturers and manufacturing input costs for use in internal manufacturing processes;

•	consultants supporting process development and regulatory activities; and

•	costs related to in-licensing of rights to develop and commercialize our product candidate portfolio.

We recognize external development costs based on contractual payment schedules aligned with program activities, invoices for work incurred, and milestones which correspond with costs incurred by the third parties. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses.

Our direct research and development expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•	salaries and personnel-related costs, including benefits, travel and share-based compensation, for our scientific personnel performing research and development activities;

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation expense; and

•	laboratory supplies and equipment used for internal research and development activities.

Our research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development. As a result, we expect that research and development expenses will increase substantially over the next several years as the Company increases personnel costs, including share-based compensation, supports ongoing clinical studies, seeks to achieve proof-of-concept in one or more product candidates, advances preclinical programs to clinical programs, and prepares regulatory filings for product candidates.

We cannot determine with certainty the duration and costs to complete current or future clinical studies of product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of its product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of ongoing as well as any clinical studies and other research and development activities that we undertake;

•	future clinical study results;

•	uncertainties in clinical study enrollment rates;

•	changing standards for regulatory approval; and

•	the timing and receipt of any regulatory approvals.

We expect research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing product candidates, including investments in manufacturing, as our programs advance into later stages of development and as it conducts additional clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting, tax and legal and consulting services.

We expect general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Research and development incentives

New York City allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit is recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount.

Interest Expense

Interest expense relates to our 2021 Convertible Notes, which are due in August 2021.

Interest Income

Interest income mainly relates to interest earned from cash, cash equivalents and short term investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

We estimate our accrued research and development expenses as of the date of each of our balance sheets. We recognize external development costs based on contractual payment schedules aligned with program activities, invoices for work performed, and milestones which correspond with costs incurred by the third parties. This process involves reviewing contracts and purchase orders with service providers, identifying services that have been performed on our behalf, confirming the level of service performed are aligned with the contract, expected remaining period of performance and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Expenses that are paid in advance of performance are deferred as a prepaid expense and expensed as the services are provided.

Examples of estimated accrued research and development expenses include fees paid to:

•	research organizations for collaborations for preclinical development, process development and clinical studies;

•	contract manufacturing organizations and other vendors related to process development and manufacturing of materials for use in preclinical development and clinical studies; and

•	service providers for professional service fees such as consulting and other research and development related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Share-based compensation

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

Prior to the listing of our common stock on the NASDAQ capital market, our board of directors historically determined, as of the date of each option grant, with input from our management, the assistant of a third-party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, estimate the fair value of our common stock on the date of grant based on a number of objectives and subjective factors

Since the Reverse Merger and the listing of our common stock on the NASDAQ Capital Market, we have relied on the market price of our common stock to determine its fair value on the date of grant for purposes of determining our stock-based compensation expense.

The assumptions underlying these valuations represent the best estimates of our management, which involve inherent uncertainties and the application of our judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, the resulting share-based compensation expense could be materially different.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting.  Goodwill is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits us to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the quantitative goodwill impairment test.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change

Operating expenses:
Research and development	$5,743	$2,285	$3,458
General and administrative	8,662	585	8,077
Total operating expenses	14,405	2,870	11,535
Loss from operations	(14,405)	(2,870)	(11,535)
Research and development incentives	186	192	(6)
Interest expense	(1,427)	-	(1,427)
Interest income	288	-	288
Other income	15	-	15
Total other income (expense), net	(938)	192	(1,130)
Net loss	$(15,343)	$(2,678)	$12,665

Research and Development Expenses

Research and development expenses (“R&D”) increased $3.5 million to $5.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increases were primarily a result of increases in manufacturing and process development expenses of $2.4 million and $1.4 million increase in share-based compensation expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expense (“G&A”) increased $8.1 million to $8.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase in G&A for the three months ended March 31, 2018 was primarily due to merger-related expenses due to the Reverse Merger of $5.3 million which were incurred for the three months ended March 31, 2018, including $3.4 million share-based compensation expenses and post-merger transition expenses including payroll and severance payments for remaining Inotek employees retained for the post-merger transition.  The remaining increase of $2.8 million in G&A for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to an increase in personnel costs due to headcount additions as of March 31, 2018 as compared to March 31, 2017 and an increase in legal costs of $0.4 million in connection with supporting the growth in our business and becoming a public company. In addition, there was a $0.7 million increase in rent and office related expense primarily due to an increase in insurance expenses to support the Company’s transition to a public company, and an increase of $0.5 million increase in G&A share-based compensation expense. We expect an increase in general administrative expense in future periods, as we operate as a public company.

Other Income (Expense)

Other expense increased $1.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increase in interest expense of $1.4 million, offset by an increase in interest income of $0.3 million.  The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger.  The increase in interest income is due to interest on the Company’s short term investments in connection with the Reverse Merger.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes. We received $78.5 million from the sale of our common shares in January 2018.

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83,806 million, net of $5,288 million of offering costs, commission and legal and other expenses for net proceeds of $78,518 million.

As of March 31, 2018, we had cash, cash equivalents and short term investments of $182.7 million. Based upon current operating plans, we expect that our existing cash will be sufficient to fund operations into 2020.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(11,601)	$(3,723)
Net cash provided by (used in) investing activities	86,078	(131)
Net cash provided by financing activities	78,518	21,549
Net increase in cash, cash equivalents and restricted cash	$152,995	$17,695

Operating Activities

During the three months ended March 31, 2018, operating activities used $11.6 million of cash, primarily resulting from our net loss of $15.3 million and net changes in our operating assets and liabilities of $2.4 million, partially offset by net non-cash charges of $6.2 million, including share-based compensation expense of $5.4 million. Changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of an increase in prepaid expenses of $0.3 million and a decrease in accounts payable and accrued expenses of $2.3 million.

During the three months ended March 31, 2017, operating activities used $3.7 million of cash, primarily resulting from our net loss of $2.7 million and net cash used by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges including share-based compensation expense of $0.1 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a $1.0 million increase in prepaid expenses primarily due to preclinical expenses.

Investing Activities

During the three months ended March 31, 2018, net cash provided by investing activities was $86.1 million, consisting primarily of $76.3 million of cash acquired in connection with the Reverse Merger and $9.7 million from the maturities of short-term investments.

During the three months ended March 31, 2017, we used $0.1 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $78.5 million, consisting entirely of proceeds from the issuance of common stock.

During the three months ended March 31, 2017, net cash provided by financing activities was $21.6 million, consisting entirely of proceeds from the issuance of convertible preferred stock.

Funding Requirements

We expect expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities, initiate additional clinical trials and manufacturing of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase as we:

•	leverage our programs to advance other product candidates into preclinical and clinical development;

•	seek regulatory agreements to initiate clinical trials in the EU, US and ROW;

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which Rocket may obtain marketing approval and intend to commercialize on its own or jointly;

•	hire additional preclinical, clinical, regulatory, quality and scientific personnel;

•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.

As of March 31, 2018, we had cash, cash equivalents and short term investments of $182.7 million. We believe that our existing cash will be sufficient to fund operations into May 2020. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade product to support commercial launch;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue, if any, received from commercial sale of its products, should any of its product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the timing, receipt and amount of sales of, or milestone payments related to our royalties on, current or future product candidates, if any.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

If we raise funds through governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market themselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”), which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 of our “Consolidated Unaudited Financial Statements,” in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $171.1 million at March 31, 2018, consisting primarily of funds in money market accounts. We also had $11.6 million in short-term investments consisting of certificates of deposit and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.  The following Risk Factors were consistent with those previously disclosed in the 2017 Form 10-K

Risks Related to Rocket’s Financial Position

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

Rocket is an early-stage gene therapy company with a limited operating history on which to base your investment decision. Gene therapy product development is a highly speculative undertaking and involves a substantial degree of risk. Rocket’s operations to date have been limited primarily to organizing and staffing its company, business planning, raising capital, acquiring and developing product and technology rights and conducting preclinical research and development activities for its product candidates. Rocket has never generated any revenue from product sales. Rocket has not obtained regulatory approvals for any of its product candidates, and has funded its operations to date through proceeds from sales of its preferred stock, common stock and the issuance of convertible notes.

Rocket has incurred net losses since its inception. Rocket has incurred net losses of $15.3 million for the three months ended March 31, 2018, and Rocket Ltd. incurred losses of $19.6 million and $7.6 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018 and December 31, 2017, Rocket had an accumulated deficit of $46.7 million and Rocket Ltd had an accumulated deficit of $31.4 million, respectively. Substantially all of its operating losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. Rocket expects to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future, as Rocket intends to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of its product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Rocket incurring significant losses for the foreseeable future. Rocket’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Rocket’s stockholders’ deficit and working capital.

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

Rocket’s operations have consumed significant amounts of cash since inception. As of March 31, 2018 and December 31, 2017, Rocket’s cash, cash equivalents and short term investments was $182.7 million and $18.1 million, respectively. Rocket’s future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement, completion and results of Rocket’s clinical trials, including Rocket’s current clinical trials for Fanconi Anemia;

•	the results of Rocket’s preclinical studies for Rocket’s current product candidates and any subsequent clinical trials;

•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials, if any, for Rocket’s internal product candidates;

•	the costs associated with building out additional laboratory and manufacturing capacity, if any;

•	the costs, timing and outcome of regulatory review of Rocket’s product candidates;

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Rocket may experience ownership changes in the future. As a result, if Rocket earns net taxable income, Rocket’s ability to use its pre-change net NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to Rocket. Furthermore, Rocket’s ability to use NOL carryforwards to offset U.S. federal taxable income in the future may be further limited by certain provisions set forth in The Tax Cuts and Jobs Act, which could potentially result in increased future tax liability to Rocket. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As of December 31, 2017, Rocket had net operating losses of approximately $24.8 million for New York City tax purposes. As of December 31, 2017, Rocket had no unrecognized tax benefits or liabilities for uncertain tax positions. Rocket files income tax returns in the United States and New York State and New York City, but for the year ended December 31, 2017, did not report any income effectively connected with a U.S. trade or business.

As of December 31, 2017, Inotek had federal NOL carryforwards for income tax purposes of $127.1 million that will expire at various dates through 2037 and state NOL carryforwards of $83.4 million that will expire at various dates through 2037, available to reduce future federal and state income taxes, if any. As of December 31, 2017, Inotek had federal research and development tax credits of $5.2 million and state research and development tax credits of $0.8 million. The pre-change NOL carryforwards, although subject to an annual limitation, as well as any post-change NOL carryforwards, can be utilized in future years, provided that sufficient income is generated and no future ownership changes occur that may limit Inotek’s NOL carryforwards. Additionally, the Reverse Merger on January 4, 2018 is expected to significantly limit utilization of Inotek’s NOL carryforwards as the Reverse Merger was co considered to be an ownership change, under Section 382 of the Code, though the actual amount of the NOL limitation has not yet been determined.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency, (“EMA”), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as Rocket’s can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have received marketing authorization in the U.S. or the European Union, including Novartis’ Kymriah, Kite Pharma’s Yescarta, and Spark Therapeutics’ Luxturna. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for Rocket’s product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease Rocket’s ability to generate sufficient product revenue and Rocket’s business, financial condition, results of operations and prospects could be materially harmed.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, FDA’s Center for Biologics Evaluation and Research (“CBER”) may require Rocket to perform additional nonclinical studies or clinical trials that may increase Rocket’s development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of Rocket’s gene therapy product candidates or lead to significant post-approval limitations or restrictions.

In addition, EMA’s Committee for Advanced Therapies (“CAT”) and other regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

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

To date, Rocket’s experience with clinical trials has been limited. Rocket’s only clinical programs to date have been performed under a physician-sponsored investigational new drug application, or IND, held by the Fred Hutchinson Cancer Research Center in Seattle, Washington, or Hutch, and under an IMPD, in Spain sponsored by CIEMAT. The clinical trials performed by these sponsors are for a lentiviral treatment for Fanconi Anemia, a rare mutation of the FANC-A gene, which are still ongoing. Rocket intends to assume responsibility for or obtain the authority to reference the clinical trials performed under one or both of the IND and IMPD held by its collaborators, but has not completed any clinical trials to date. Rocket cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

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

In addition, to the extent Rocket seeks to obtain regulatory approval for its product candidates in foreign countries, Rocket’s ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with clinical research organizations (“CROs”), and physicians;

•	different standards for the conduct of clinical trials;

•	absence in some countries of established groups with sufficient regulatory expertise for review of AAV gene therapy protocols;

•	Rocket’s inability to locate qualified local partners or collaborators for such clinical trials; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

Rocket’s Fanconi Anemia gene therapy treatments are currently in clinical trials being conducted by Rocket’s partners, Hutch and CIEMAT. Several of Rocket’s other gene therapy programs are in the preclinical stages. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in Rocket’s clinical studies or for any future subjects in Rocket’s ongoing or future clinical studies and may not be repeated or observed in ongoing or future studies involving Rocket’s product candidates. Furthermore, Rocket’s product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. Rocket cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of Rocket’s product candidates.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies (“REMS”). These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of Rocket’s product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for Rocket’s product candidates and materially harm its business, financial condition, results of operations and prospects.

Even if Rocket obtains regulatory approval for a product candidate, its products will remain subject to regulatory scrutiny.

Even if Rocket obtains regulatory approval in a jurisdiction, the applicable regulatory authority may still impose significant restrictions on the indicated uses or marketing of Rocket’s product candidates or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved Biologics License Application, or BLA, is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices (“GMP”), current good tissue practice (“cGMP”), and adherence to commitments made in the BLA. If Rocket or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 39.15% of Rocket’s outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Rocket may be, and expect that it will be to the extent Rocket commercializes its product candidates outside the United States, subject to various risks associated with operating internationally, including:

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

In some circumstances, Rocket may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that Rocket licenses from third parties. If Rocket’s licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights Rocket has licensed may be reduced or eliminated and Rocket’s right to develop and commercialize any of its products that are the subject of such licensed rights could be impacted. In addition to the foregoing, the risks associated with patent rights that Rocket licenses from third parties will also apply to patent rights Rocket may own in the future.

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

Rocket’s success depends, in large part, on its ability to obtain and maintain patent protection in the U.S. and other countries with respect to its product candidates and its manufacturing technology. Rocket’s licensors have sought and Rocket may intend to seek, to protect their respective proprietary position by filing patent applications in the U.S. and abroad related to many of their novel technologies and product candidates that are important to Rocket’s business.

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

Rocket is party to intellectual property license agreements with several entities, each of which is important to its business, and Rocket expects to enter into additional license agreements in the future. Rocket’s patent portfolio consists solely of patent applications in-licensed pursuant to those license agreements, and those agreements impose, and Rocket expects that future license agreements will impose, various diligence, development and commercialization timelines, milestone obligations, payments and other obligations on Rocket. If Rocket or its licensees fail to comply with Rocket’s obligations under these agreements, or Rocket is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Rocket could lose certain rights provided by the licenses, including that Rocket may not be able to market products covered by the license. In addition, the patent rights that we have in-licensed from Hutch relate only to Hutch’s “Prodigy” platform, a portable platform for hematopoietic stem/progenitor cell gene therapy, and not to RP-L101, Rocket’s LVV-based program targeting FA that is in-licensed from Hutch.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and Rocket’s patent rights may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit Rocket’s ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of its technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, Rocket’s intellectual property may not provide sufficient rights to exclude others from commercializing products similar or identical to Rocket’s.

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

•
Rocket’s diligence obligations with respect to the use of the licensed technology in relation to its development and commercialization of its product candidates, and what activities satisfy those diligence obligations;

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

In many cases, patent prosecution of Rocket’s licensed technology is controlled solely by the licensor. If Rocket’s licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property Rocket licenses from them, Rocket could lose its rights to the intellectual property or its exclusivity with respect to those rights, and its competitors could market competing products using the intellectual property. In certain cases, Rocket controls the prosecution of patents resulting from licensed technology. In the event Rocket breaches any of its obligations related to such prosecution, Rocket may incur significant liability to its licensing partners. Licensing of intellectual property is of critical importance to Rocket’s business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in Rocket’s industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which Rocket’s technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under Rocket’s collaborative development relationships;

•	Rocket’s diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Rocket’s licensors and Rocket and Rocket’s partners; and

•	the priority of invention of patented technology.

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

On September 16, 2011, the Leahy-Smith America Invents Act, (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the “first to file” provisions, which were enacted on March 16, 2013. However, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of Rocket’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Rocket’s patent applications and the enforcement or defense of Rocket’s issued patents, all of which could have a material adverse effect on Rocket’s business and financial condition.

Rocket may be subject to claims challenging the inventorship or ownership of its patents and other intellectual property.

Rocket may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in its patents or other intellectual property. Rocket has had in the past, and it may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing Rocket’s product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If Rocket fails in defending any such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on Rocket’s business. Even if Rocket is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

If Rocket or one of Rocket’s licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of Rocket’s product candidates, the defendant could counterclaim that the patent covering Rocket’s product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to Rocket’s or its licensing partners’ patents in such a way that they no longer cover Rocket’s product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, Rocket cannot be certain that there is no invalidating prior art, of which Rocket and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, Rocket would lose at least part, and perhaps all, of the patent protection on its product candidates. Such a loss of patent protection would have a material adverse impact on Rocket’s business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Other Information

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (1)
3.1	Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (2)
3.2	Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (3)
3.3	Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (3)
3.4	Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (4)
4.1	Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (3)
4.2	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (5)
4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (5)
4.4	Form of 5.75% Convertible Senior Note due 2021 (5)
10.1	2004 Stock Option and Incentive Plan (6)
10.2	Amended and Restated 2014 Stock Option and Incentive Plan and forms of agreements thereunder (7)
10.3	Rocket Pharmaceuticals, Ltd. 2015 Share Option Plan (7)
10.4	Letter Agreement, dated as of January 4, 2018, by and between Inotek Pharmaceuticals Corporation and Dale Ritter (7)
10.5	Rocket Pharmaceuticals, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (7)
10.6	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (3)
10.7	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (3)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s registration statement on Form 8-K, (001-36829), filed with the SEC on April 4, 2018, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 7, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

May 11, 2018	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 11, 2018	By:	/s/ John Militello
John Militello
Controller
(Principal Financial and Accounting Officer)