Form 10-Q
period 2018-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2018-08-14
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36829

Rocket Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3475813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, Suite 7530
New York, NY 10118
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

As of August 13, 2018, there were 39,660,894 shares of common stock, $0.01 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$52,548	$18,142
Investments	79,555	-
Prepaid expenses and other assets	2,505	813
Total current assets	134,608	18,955
Property and equipment, net	976	985
Goodwill	30,815	-
Restricted cash	1,644	207
Deposits	168	-
Investments	39,363	-
Total assets	$207,574	$20,147
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$8,285	$2,062
Accrued research and development costs	1,861	2,459
Total current liabilities	10,146	4,521
Convertible notes, net of unamortized discount	39,842	-
Deferred rent and lease obligations	510	107
Total liabilities	50,498	4,628
Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred shares, $0.01 par value, authorized 1,000,000 shares
Series A convertible preferred shares; 300,000 shares designated as Series A; 0 and 128,738 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	16,060
Series B convertible preferred shares; 300,000 shares designated as Series B; 0 and 126,909 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	25,406
Common stock, $0.01 par value, 120,000,000 shares authorized; 39,506,527 and 6,795,627 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	395	1
Additional paid-in capital	219,225	5,407
Accumulated other comprehensive loss	(79)	-
Accumulated deficit	(62,465)	(31,355)
Total shareholders' equity	157,076	15,519
Total liabilities and shareholders' equity	$207,574	$20,147

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
 (in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	10,772	2,819	16,525	5,104
General and administrative	4,100	702	12,752	1,287
Total operating expenses	14,872	3,521	29,277	6,391
Loss from operations	(14,872)	(3,521)	(29,277)	(6,391)
Research and development incentives	-	192	186	192
Interest expense	(1,363)	-	(2,834)	-
Interest income	473	-	805	-
Other income / (expense)	(5)	-	10	-
Net loss	$(15,767)	$(3,329)	$(31,110)	$(6,199)
Net loss per share attributable to common shareholders - basic and diluted	$(0.40)	$(0.49)	$(0.82)	$(0.91)
Weighted-average common shares outstanding - basic and diluted	39,483,006	6,795,627	37,954,972	6,795,627

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(15,767)	$(3,329)	$(31,110)	$(6,199)
Other comprehensive loss
Net unrealized loss on investments	(89)	-	(79)	-
Total comprehensive loss	$(15,856)	$(3,329)	$(31,189)	$(6,199)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2018
 (in thousands except share amounts)
(unaudited)

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$5,340	$(31,355)	$-	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	41,272	-	-	-
Exchange of common shares in connection with the Merger	-	-	-	-	6,805,608	68	85,992	-	-	86,060
Issuance of common stock, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	78,455	-	-	78,518
Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	42,968	1	(1)	-	-	-
Issuance of common stock pursuant to exercise of stock options	-	-	-	-	61,536	1	(1)	-	-	-
Unrealized loss on investments	-	-	-	-	-	-	-	-	(79)	(79)
Share-based compensation	-	-	-	-	-	-	8,168	-	-	8,168
Net loss	-	-	-	-	-	-	-	(31,110)	-	(31,110)
Balance at June 30, 2018	-	$-	-	$-	39,506,527	$395	$219,225	$(62,465)	$(79)	$157,076

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2018	2017

Operating Activities:
Net loss	$(31,110)	$(6,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	1,454	-
(Increase in) / reduction of lease liability	(109)	2
Depreciation expense	157	81
Share-based compensation expense	8,168	261
Loss on disposal of property and equipment	205
Accretion of discount on investments	(118)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(651)	(436)
Accounts payable and accrued expenses	1,263	(32)
Accrued research and development costs	(598)	444
Net cash used in operating activities	(21,339)	(5,879)
Investing activities:
Cash acquired in connection with the Reverse Merger	76,348	-
Purchases of investments	(118,819)	-
Proceeds from maturities of investments	21,232	-
Proceeds from sale of property and equipment	20	-
Purchases of property and equipment	(117)	(729)
Net cash used in investing activities	(21,336)	(729)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	78,518	-
Proceeds from issuance of convertible preferred stock, net	-	25,445
Net cash provided by financing activities	78,518	25,445
Net change in cash, cash equivalents and restricted cash	35,843	18,837
Cash, cash equivalents and restricted cash at beginning of period	18,349	9,460
Cash, cash equivalents and restricted cash at end of period	$54,192	$28,297

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$41,466	$-

Supplemental cash flow information:
Cash paid for interest	$1,495	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business, Merger and Basis of Presentation

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a multi-platform biotechnology company focused on the development of first or best-in-class gene therapies for rare and devastating pediatric diseases. Rocket has lentiviral (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated virus (“AAV”) program for which it expects to file an investigational new drug (“IND”) application which will permit the commencement of human clinical studies thereafter. Rocket has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently only has development rights.

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

Unaudited Interim Consolidated Financial Information

The accompanying financial statements should be read in conjunction with the Rocket Ltd 2017 financial statements included in Form 8-K filed on March 7, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018 and the results of its operations and its cash flows for the three and six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $62,465 as of June 30, 2018. As of June 30, 2018, the Company has $171,466 of cash, cash equivalents and investments. Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into 2020.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“US GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to, goodwill impairment, the accrual of research and development expenses, the valuation of equity transactions and share-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letter of credits issued by a bank in connection with the Company’s operating leases (See Note 12) and a deposit collateralizing a letter of credit issued by bank supporting the Company’s Corporate Credit Card. As of June 30, 2018 and December 31, 2017, restricted cash was $1,644 and $207, respectively.  Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$52,548	$18,142
Restricted cash	1,644	207
	$54,192	$18,349

Investments

Investments consist of investments in government bonds and United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities.  Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in shareholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on investments for the three and six months ended June 30, 2018 and 2017. There was $89 and $0 of net unrealized losses on investments for the three months ended June 30, 2018 and 2017, respectively and $79 and $0 of net unrealized losses on investments for the six months ended June 30, 2018 and 2017, respectively.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that a investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The weighted average maturity of the Company’s investment portfolio is 6.5 months and the average duration of the Company’s long-term investments is 15 months.

Short-term investments at June 30, 2018 which consist of the following:

	Cost Basis	Unrealized Losses	Fair Value
Current:
Government Bonds	$4,979	$(1)	$4,978
United States Treasury securities	74,602	(25)	74,577
	$79,581	$(26)	$79,555

Long-term investments at June 30, 2018 consist of the following:

	Cost Basis	Unrealized Losses	Fair Value
Long-term:
United States Treasury securities	39,416	(53)	39,363
	$39,416	$(53)	$39,363

The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at June 30, 2018.

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

The Company has determined there were no indicators of goodwill impairment as of June 30, 2018.

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

Research and Development

Research and development costs, which include salaries and staff costs, license costs, regulatory and scientific consulting fees, as well as contract research, and share-based compensation expense, are accounted for in accordance with ASC Topic 730, Research and Development (“ASC 730”).

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

Foreign Currency Transactions

Certain transactions during the three and six months ended June 30, 2018 and 2017 are denominated in Euros. Gains and losses on foreign currency transactions are not significant for the three and six months ended June 30, 2018 and 2017.

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

NYC Biotechnology Tax Credit Program

New York City allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit is recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount.  During the six months ended June 30, 2018 and 2017, the Company recorded research and development incentive income of $186 and $192, respectively. A related receivable of $186 and $0 was recorded as of June 30, 2018 and December 31, 2017, respectively, related to this credit.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences.  In accordance with ASC 740 “Income Taxes”, the Company recorded a full valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at June 30, 2018 and December 31, 2017.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with FASB ASC 260, Earnings per Share. Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed by dividing the diluted net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding options and convertible preferred shares are considered potential dilutive common shares.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on investments as of June 30, 2018.

Recent Accounting Pronouncement’s

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 provides that when substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective to annual period beginning after December 31, 2018 and interim period within annual periods beginning after December 31, 2019. Adoption of ASU 2017-09 may impact the Company’s accounting for future acquisitions.

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

The identifiable assets and liabilities of Inotek are allocated in the Company’s consolidated financial statements at their fair values at the acquisition date, January 4, 2018.  Goodwill, is calculated as the excess value of consideration paid over the fair value of assets acquired and liabilities assumed.

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

The following table summarizes the fair value purchase price allocation of the assets acquired and liabilities assumed at the date of acquisition which is subject to adjustment as the Company finalizes it valuation:

Cash and cash equivalents	$76,348
Short term investments	21,292
Prepaid expense and other assets	1,041
Property and equipment	256
Deposits	168
Goodwill	30,815
Accounts payable and accrued expenses	(4,961)
Convertible notes	(38,388)
Unfavorable lease liability	(511)
Net assets acquired	$86,060

The goodwill of $30,815 represents the premium over the purchase price.  Goodwill is mainly attributable to the value of cash and cash equivalents and short term investments acquired as of the acquisition date and access to capital markets. The allocation of the purchase price with the assistance of a third party valuation, is based on certain management assumptions.  The Company incurred and expensed acquisition costs of $147 for the six months ended June 30, 2018.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Inotek had occurred on January 1, 2017:

	Six Months Ended June 30,
	2018	2017
Revenue	$-	$-
Net loss	(32,912)	(22,529)

The above unaudited pro forma information was determined based on the historical US GAAP results of the Company and Inotek. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $4,512 of transaction costs for both the Company and Inotek from the six months ended June 30, 2018;
(2)
Elimination of $3,459 of stock-based compensation expense related to the acceleration of vesting and modification of certain previously unvested Inotek awards in connection with the Reverse Merger from the six months ended June 30, 2018;

(3)	Elimination of $1,622 of expense related to severance and stay bonuses from the six months ended June 30, 2018;
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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$42,841	$-	$-	$42,841

Government agency securities	-	4,978	-	4,978
United States Treasury securities	113,940	-	-	113,940
Investments	113,940	4,978	-	118,918

	$156,781	$4,978	$-	$161,759

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.  The Company classifies its agency bonds as Level 2 assets under the fair value hierarchy, as these assets are not always valued daily using quoted market prices in active markets.

6.	Property and Equipment

The Company’s property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Laboratory equipment	$1,067	$1,042
Computer equipment	143	98
Furniture and fixtures	164	115
	1,374	1,255
Less: accumulated depreciation	(398)	(270)
	$976	$985

During the three and six months ended June 30, 2018, the Company recognized $74 and $157 of depreciation expense, respectively.  During the three and six months ended June 30, 2017, the Company recognized $53 and $81 of depreciation expense, respectively.

7.	Accounts Payable and Accrued Expenses

At June 30, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Bonus	$688	$703
Research and development	4,632	814
Severance and benefits	388	88
Professional fees	532	382
Government payable	520	—
Accrued interest	1,241	—
Compensation and benefits	—	50
Accounts payable	66	—
Abandoned lease in New York City	75
Other	143	25
	$8,285	$2,062

8.	Debt

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default.  As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of June 30, 2018 and December 31, 2017.

The Company recorded the 2021 Convertible Notes at their fair value of $38,388 on January 4, 2018, the date of the acquisition.  The difference between the fair value of the 2021 Convertible Notes and the principal value represents a discount on the notes that is being amortized to interest expense over the remaining term using the effective interest method. As of June 30, 2018, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of June 30, 2018:

Principal amount	$52,000
Discount	(12,158)
Carrying value as of June 30, 2018	$39,842

Accretion of the 2021 Convertible Notes discount was $758 and $1,454 for the three and six months ended June 30, 2018, respectively.

9.	Shareholders’ Equity

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

Pursuant to the Merger Agreement, the Company sponsored Inotek’s equity compensation plans: the Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”), the 2004 Stock Option and Incentive Plan (the “2004 Plan”), and the 2014 Employee Stock Purchase Plan (“ESPP”) and assumed all stock options and restricted stock units (“RSUs”) outstanding under each of the plans immediately prior to the effective time of the Reverse Merger.

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

Second Amended and Restated 2014 Stock Option and Incentive Plan

In March 2018, Rocket’s board of directors approved the Second Amended and Restated 2014 Stock Option and Incentive Plan (the “Revised 2014 Plan”) which was subsequently approved by the Company’s shareholders at the Annual Meeting held on June 25, 2018. The Revised 2014 Plan contains the following material features and changes from the 2014 Plan:

•
Provide for an aggregate maximum number of shares of common stock initially authorized for issuance of 4,294,830 shares (the “Initial Limit”). On January 1, 2019, and each January 1 thereafter for the term of the Revised 2014 Plan, the number of shares reserved and available under the Revised 2014 Plan will automatically increase by 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31;

•
Increase the number shares of stock underlying stock options or stock appreciation rights that may be granted to any one individual in any single calendar year to 1,000,000 shares of common stock, and an increase in the number of shares of stock that may be issued in the form of incentive stock options.

•	Eliminates certain provisions relating to awards of “performance-based compensation”; and
•	Expires on June 25, 2028.

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

Vesting of all unvested Inotek option awards issued and outstanding was accelerated at the effective time of the Reverse Merger, and all such option awards issued and outstanding at the time of the Reverse Merger, aggregating to 523,520, remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the Reverse Merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the options of $2,997 was recognized in the Company’s consolidated statement of operations for the six months ended June 30, 2018. In addition, the exercise period for all Inotek options outstanding at the effective time of the Reverse Merger was extended beyond the respective periods provided in the original awards. The Company recorded $462 in connection with the extension of the exercise periods in the consolidated statement of operations for the six months ended June 30, 2018 equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

Share Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to employees and directors were as follows:

	Six Months Ended June 30,
	2018	2017

Risk-free interest rate	2.60%	2.02%
Expected term (in years)	5.78	5.74
Expected volatility	88.6%	91.9%
Expected dividend yield	0.00%	0%
Exercise price	$17.63	$2.14
Fair value of common stock	$17.63	$1.63

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to non-employees were as follows:

Six Months Ended June 30, 2018

Risk-free interest rate	2.74%
Expected term (in years)	10.0
Expected volatility	83.79%
Expected dividend yield	0.00%
Exercise price	$18.75
Fair value of common stock	$18.75

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

A summary of activity under the Company’s equity plans is as follows:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	*	6,959,347	$1.06	8.17	$27,175
Assumed as part of merger with Inotek		523,456	2.01	7.28
Granted		1,368,378	17.63	9.72
Exercised		61,536		-
Forfeited		(42,713)	1.35	-
Outstanding as of June 30, 2018		8,870,004	$3.90	7.96	$137,631

Options vested and exercisable as of June 30, 2018		6,476,383	$1.17	6.90	$119,582

*	Affected by Exchange Ratio

Restricted Stock Units

All unvested Inotek RSU awards issued and outstanding were accelerated at the effective time of the Reverse Merger. For accounting purposes, since the acceleration of vesting upon change of control was included in the original terms of the award, the remaining unrecognized compensation expense associated with the original grant date fair value of the RSU awards was recognized as a pre-merger expense of Inotek.

The following table summarizes the RSU activity for the six months ended June 30, 2018 under the 2014 Stock Option and Incentive Plan:

Number of Shares
Outstanding as of December 31, 2017	-
Assumed as part of merger with Inotek	271,719
Settled	(42,968)
Outstanding as of June 30, 2018	228,751

As of June 30, 2018, due to lockup agreements signed in conjunction with the Reverse Merger, 228,751 RSU’s remain unsettled.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2018 and 2017 was $18.34 and $1.69, respectively.  The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2018 and 2017 was $12.93 and $1.63, respectively.

The total fair value of options vested during the six months ended June 30, 2018 and 2017 was $41,800 and $280, respectively.

Employee Stock Purchase Plan

In November 2014, Inotek’s board of directors adopted and the stockholders approved the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 150,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of common stock under the ESPP at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. On January 1, 2018, 6,562 shares were added to the ESPP. As of June 30, 2018, there were 68,256 shares available for issuance under the ESPP. During the six months ended June 30, 2018, 0 shares of common stock were purchased pursuant to the ESPP.  The Company recorded $0 of stock-based compensation expense pursuant to the ESPP during the six months ended June 30, 2018.

Share-Based Compensation

Share-based compensation expense is reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$1,403	$91	$3,610	$153
General and administrative	1,382	69	4,558	108
Total share based compensation expense	$2,785	$160	$8,168	$261

As of June 30, 2018, the Company had an aggregate of $24,023 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 2.33 years.

11.	Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common shareholders	$(15,767)	$(3,329)	(31,110)	(6,199)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,483,006	6,795,627	37,954,972	6,795,627
Net loss per share attributable to common shareholders - basic and diluted	$(0.40)	$(0.49)	$(0.82)	$(0.91)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,948	-	1,620,948	-
Warrants exercisable for common shares	14,102	-	14,102	-
Options to purchase common shares	8,870,004	6,795,627	8,870,004	6,795,627
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,807,564	-	9,807,564
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,668,224	-	9,668,224
	10,505,054	26,271,415	10,505,054	26,271,415

12.	Commitments and Contingencies

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with a term ending on July 31, 2021 (the “NY Lease Agreement”). In connection with the NY Lease Agreement, the Company established an irrevocable standby letter of credit (“LOC”) with a bank. The LOC serves as the Company’s security deposit on the lease, in which the landlord is the beneficiary. The LOC expires and is automatically renewed April 8 of each succeeding calendar year up to October 29, 2020, unless written notice is provided no later than 90 days before the then existing expiration date. The Company has a certificate of deposit with a bank as collateral for the LOC which is classified as restricted cash in the consolidated balance sheets. On June 28, 2018, the Company entered into Amendment No.1 to the NY Lease Agreement, whereby the landlord agreed to relieve the Company of its obligations under the lease for a portion of the leased space upon the takeover of the space by a replacement tenant.  The Company agreed to extend the lease by additional one year for the remaining space. As of June 30, 2018, a replacement tenant had not yet executed a lease, and the Company was not relieved of its obligations for rent and security deposit at the space. The Company recorded an additional rent expense of $94 related to the early exit from the lease.  The Company will continue to maintain lab space at the Alexandria Center for Life Sciences facility as its hub for research and development activities.

On June 7, 2018, the Company entered into a lease agreement with ESRT Empire State Building, L.L.C. for office space in the Empire State Building (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit with a bank for $936 which expires on June 30, 2019.  The LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary.  The Company has a certificate of deposit of $936 with a bank as collateral for the LOC which is classified as restricted cash in the consolidated balance sheets as of June 30, 2018.

In January 2018, in connection with the Reverse Merger, the Company assumed an operating lease of Inotek for its former headquarters in Lexington, Massachusetts, with a term ending in February 2023 (the “MA Lease Agreement”).  In May 2018, the Company separated from the last legacy employee of Inotek and abandoned use of the leased floor at that time.  In connection with the abandonment, the Company recorded a liability at the present value of the difference between the lease payments and projected sublease income at the cease use date of $435.  The difference between the lease liability recorded at acquisition and the $435 lease abandonment is a gain which was deferred and is being recognized to other income over the remaining life of the lease.  In addition, as of the cease use date, the Company wrote off the remaining furniture and fixtures of $205.  In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space.

The total restricted cash balance for the Company’s operating leases at June 30, 2018 is $1,144. Rent expense was $433 and $285 for the six months ended June 30, 2018 and 2017.  Rent expense was $211 and $146 for the three months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the remaining aggregate annual commitments pursuant to the leases, as amended, are as follows:

2018 (remaining six months)	531
2019	771
2020	738
2021	359
2022	37
Thereafter	5
Total	$2,441

Securities Litigation

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding Inotek’s phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The second amended complaint was dismissed with prejudice on June 27, 2018, and the plaintiffs filed a notice of appeal on July 27, 2018.  The Company continues to vigorously defend itself against this claim.

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

13.	Agreements Related to Intellectual Property

The Company has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and have not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, has no alternative future uses.

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

14.	Strategic Research Collaboration

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford”) entered into a strategic collaboration to support the advancement of FA and PKD gene therapy research.  Under the terms of the collaboration agreement, Stanford will serve as a lease clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead site for PKD clinical trials.  The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford’s Laboratory for Cell and Gene Therapy (“LCGM”) in efforts to further enhance the development of Rocket’s internal pipeline.  Rocket agreed to fund up to $3.5 million for the LCGM expansion upon which 40% or $1.4 million was due upon execution of the agreement and the balance are due upon the achievement of certain milestones.  The $1.4 million is accrued as of June 30, 2018.

15.	Related Party Transactions

During January 2018, the Company sold certain furniture and fixtures from the Inotek former corporate headquarters to a director of the Company for $20.

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company accrued $43 as of June 30, 2018 relating to services provided under this consulting agreement.

During April 2018, the Company entered into a consulting agreement with a different member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice.  The Company accrued $28 as of June 30, 2018 relating to services provided under this consulting agreement.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the six months ended June 30, 2018 and 2017, was $58 and $37, respectively.

17.	Subsequent Events

On August 14, 2018, Rocket entered into a lease for approximately 92,000 rentable square feet in Cranbury, New Jersey, for internal process development and research activities to support the Company’s pipeline (the “NJ Lease Agreement”).

The term of the NJ Lease Agreement will commence as to 72,000 rentable square feet upon substantial completion of leasehold improvements (the “Commencement Date”), and as to the remaining 20,000 square feet upon the earlier of the Company’s election to commence the lease of such additional space or thirty months from the Commencement Date.  The NJ Lease Agreement has a term of fifteen years from the Commencement Date, with an option to renew for two consecutive five-year renewal terms.

The Company will be obligated to pay base rent between $6.00 and $13.00 per square foot per annum, in monthly installments, depending upon the nature of the space leased, and subject to certain annual base rent increases of 3%.  The total commitment under the lease is estimated to be approximately $28,225 over the 15 year term of the lease. The Company will be required to deliver a cash security deposit of $287 to the landlord in connection with the NJ Lease Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 8-K and Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc. References to “Inotek” refer to the company prior to the Reverse Merger (as defined below).

Recent Developments

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a multi-platform biotechnology company focused on the development of first or best-in-class gene therapies for rare and devastating pediatric diseases. Rocket has lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated virus (“AAV”) program for which an investigational new drug (“IND” filing is planned, which will permit the commencement of human clinical studies thereafter. Rocket has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently only has development rights.

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

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford”) entered into a strategic collaboration to support the advancement of FA and PKD gene therapy research.  Under the terms of the collaboration agreement, Stanford will serve as a lease clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead site for PKD clinical trials.  The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford’s Laboratory for Cell and Gene Therapy (“LCGM”) in efforts to further enhance the development of Rocket’s internal pipeline.  Rocket agreed to fund up to $3.5 million for the LCGM expansion upon which 40% or $1.4 million was due upon execution of the agreement and the balance are due upon the achievement of certain milestones.  The $1.4 million is accrued as of June 30, 2018.

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

The gene therapies can be delivered either (1) ex vivo (outside the body), in which case the patient’s cells are extracted and the vector is delivered to these cells in a controlled, safe laboratory setting, with the modified cells then being reinserted into the patient, or (2) in vivo (inside the body), in which the vector is injected directly into the patient, either intravenously (IV) or directly into a specific tissue at a targeted site, with the aim of the vector delivering the transgene to the targeted cells.

Rocket believes that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy have created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The recent approval by the U.S. Food and Drug Administration (“FDA”) of Novartis’s treatment for pediatric acute lymphoblastic leukemia, Gilead Science’s treatment for relapsed or refractory large B-Cell lymphoma, and Spark Therapeutic’s treatment for biallelic RPE65 mutation-associated retinal dystrophy, indicate that there is a regulatory pathway forward for cell and gene therapy products.

Pipeline Overview

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, Leukocyte Adhesion Deficiency (“LAD-I”), Pyruvate Kinase Deficiency (“PKD”), and Infantile Malignant Osteopetrosis (“IMO”). Brief descriptions of these conditions and the Rocket programs for each is set forth below.

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

Rocket currently has the following two LVV-based programs targeting FA:

•
RP-L102: RP-L102 is the Company’s lead lentiviral vector based program that Rocket in-licensed from CIEMAT (Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in a Phase 1/2 clinical trial treating FA patients with a modified process under an Investigational Medicinal Product Dossier (“IMPD”) sponsored by CIEMAT. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IMPD.

•
RP-L101: RP-L101 is a program that Rocket in-licensed from Fred Hutchinson Cancer Center in Seattle, Washington (“Hutch”). RP-L101 is currently being studied in a Phase 1 clinical trial that is treating FA patients at Hutch under an IND sponsored by Hutch. Rocket is entitled to the data from this clinical study and has the commercial rights to the drug being studied under this IND.

At the American Society of Cell and Gene Therapy (“ASGCT”) Annual Meeting in May 2018, updated data from the ongoing Phase 1/2 clinical trial of RP-L102 was presented and included data from four patients that have been followed for 12-24 months and a fifth patient, treated with transduction-enhanced RP-L102, that was followed for two months. All patients demonstrated continued improvement in engraftment following administration of RP-L102 with sustained phenotypic reversals and earlier evidence of gene correction seen in higher-dosed patients. The progressive increases of corrected versus non-corrected peripheral blood leukocytes indicate the potential of RP-L102 to restore the functionality of bone marrow hematopoietic stem cells. The one patient that received transduction enhanced RP-L102 showed the highest transduction efficiency seen to date in all five patients treated, with a preliminary drug product vector copy number (VCN) of ~2.5 – 3, and a cell dose considered below the ideal target level of at least 500,000K CD34+/kg. Rocket plans to engage with regulatory authorities to progress RP-L102 towards a potential global registrational study in 2019.

Currently, no patient has received the ideal combination of cell dose and VCN that translate to disease-reversal. Improvements in the clinical and cell-processing components of Rocket’s FA trials include selection of younger patients and identification of blood count profiles that are indicative of adequate stem cell populations capable of mobilization and engraftment in numbers sufficient for reversal of the disorder.  Additional data from this cohort of patients, as well as additional patients treated with an improved process, is expected in 2019.

In June 2018, the Company was notified that the EMA classified RP-L102 as an Advanced Therapy Medicinal Product (“ATMP”). The ATMP classification recognizes and defines medicines for human use that are considered gene-, tissue- or cell-based therapies. The key benefit of ATMP classification is the early involvement and guidance from the EMA’s Committee of Advanced Therapies, which is the regulatory reviewing body for gene therapies.

In July 2018, the Company was notified that it received Rare Pediatric Disease designation from the FDA for RP-L102 for the treatment of FA Type A. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a Sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.

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

AAV-based Program

RP-A101 is in preclinical development as an in vivo therapy of an undisclosed rare disease and is estimated to have a prevalence of up to 15,000 in the U.S. & EU.  This is a monogenic disorder that presents with severe clinical manifestations in childhood, adolescence and young adulthood, and is frequently fatal within several years of presentation in the absence of a curative organ transplant procedure.

Preliminary preclinical studies have indicated that clinically feasible AAV doses can restore functional levels of protein in knockout mouse models, and that gene/protein restoration is associated with marked histologic improvement in the organs in which the disorder causes extensive morbidity and mortality.

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

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Strategy

Rocket seeks to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, Rocket intends to develop into a fully integrated biotechnology company. In the near- and medium-term, Rocket intends to develop its first-in-class product candidates, which are targeting devastating diseases with substantial unmet need. In the medium- and long-term, Rocket expects to develop proprietary in-house analytics and manufacturing capabilities, commence registration trials for its currently planned programs and submit its first biologics license applications (“BLAs”), establish its gene therapy platform and expand its pipeline to target additional indications that Rocket believes to be potentially compatible with its gene therapy technologies. In addition, during that time, Rocket believes that its currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. Rocket has assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and commercialization.

Rocket believes that its competitive advantage lies in its disease-based selection approach, a rigorous process with defined criteria to identify target diseases. Rocket believes that this approach to asset development differentiates it as a gene therapy company and potentially provides Rocket with a first-mover advantage.

Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2018, Rocket raised net cash proceeds of approximately $120.7 million from private investors through both equity and convertible debt financing to fund operating activities. In addition, in conjunction with the closing of the Reverse Merger, Rocket received additional proceeds of $76.3 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket Ltd had net losses of $19.6 million for the year ended December 31, 2017 and Rocket’s net loss is $15.8 million and $31.1 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $62.5 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

We expect research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Interest Income

Interest income mainly relates to interest earned from cash, cash equivalents and investments.

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

Prior to the listing of our common stock on the Nasdaq Capital Market, our board of directors historically determined, as of the date of each option grant, with input from our management, the assistant of a third-party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, estimate the fair value of our common stock on the date of grant based on a number of objectives and subjective factors.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of operations for the three months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$10,772	$2,819	$7,953
General and administrative	4,100	702	3,398
Total operating expenses	14,872	3,521	11,351
Loss from operations	(14,872)	(3,521)
Research and development incentives	-	192	(192)
Interest expense	(1,363)	-	(1,363)
Interest income	473	-	473
Other income	(5)	-	(5)
Total other income (expense)	(895)	192	(1,087)
Net loss	$(15,767)	$(3,329)	$(12,438)

Research and Development Expenses

Research and development expenses (“R&D”) increased $8.0 million to $10.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increases were primarily a result of increases in manufacturing and process development expenses of $4.7 million, $1.4 million R&D expense due to the funding of the Stanford LCGM and an increase of $1.3 million in R&D share-based compensation expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expense (“G&A”) increased $3.4 million to $4.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase in G&A was primarily an increase in personnel costs due to headcount additions as of June 30, 2018 as compared to June 30, 2017 and an increase in legal costs of $0.2 million in connection with supporting the growth in our business and becoming a public company. In addition, there was a $0.7 million increase primarily due to an increase in insurance costs to support the Company’s transition to a public company, and an increase of $1.3 million increase in G&A share-based compensation expense. We expect an increase in general administrative expense in future periods, as we operate as a public company.

Other Income (Expense)

Other expense was $0.9 million for the three months ended June 30, 2018 compared to other income of $0.2 million for the three months ended June 30, 2017 primarily due to increase in interest expense of $1.4 million, offset by an increase in interest income of $0.5 million.  The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger.  The increase in interest income is due to interest on the Company’s investments in connection with the Reverse Merger.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of operations for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$16,525	$5,104	$11,421
General and administrative	12,752	1,287	11,465
Total operating expenses	29,277	6,391	22,886
Loss from operations	(29,277)	(6,391)	(22,886)
Research and development incentives	186	192	(6)
Interest expense	(2,834)	-	(2,834)
Interest income	805	-	805
Other income	10	-	10
Total other income (expense)	(1,833)	192	(2,025)
Net loss	$(31,110)	$(6,199)	$(24,911)

Research and Development Expenses

R&D increased $11.4 million to $16.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily a result of increases in manufacturing and process development expenses of $7.0 million, $1.4 million R&D expense due to the funding of the Stanford LCGM and $2.7 million increase in share-based compensation expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

General and Administrative Expenses

G&A increased $11.5 million to $12.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase in G&A for the six months ended June 30, 2018 was primarily due to merger-related expenses of $5.3 million which were incurred for the six months ended June 30, 2018, including $3.4 million share-based compensation expenses and post-Reverse Merger transition expenses including payroll and severance payments for remaining Inotek employees retained for the post-Reverse Merger transition.  The remaining increase of $6.2 million is primarily due to a $1.0 million increase in personnel costs from headcount additions as of June 30, 2018 as compared to June 30, 2017 and an increase in legal costs of $0.6 million in connection with supporting the growth in our business and becoming a public company. In addition, there was a $1.3 million increase in office and administrative costs to support the Company’s transition to a public company, and an increase of $1.8 million in G&A share-based compensation expense. We expect an increase in general administrative expense in future periods, as we operate as a public company.

Other Income (Expense)

Other expense was $1.8 million for the six months ended June 30, 2018 compared to other income of $0.2 million for the six months ended June 30, 2017. The movement was primarily due to increase in interest expense of $2.8 million, offset by an increase in interest income of $0.8 million.  The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger with Inotek.  The increase in interest income is due to interest on the Company’s investments.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83,806, net of $5,288 of offering costs, commission and legal and other expenses for net proceeds of $78,518.

As of June 30, 2018, we had cash, cash equivalents and investments of $171.5 million. Based upon current operating plans, we expect that our existing cash will be sufficient to fund operations into 2020.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(21,339)	$(5,879)
Net cash used in investing activities	(21,336)	(729)
Net cash provided by financing activities	78,518	25,445
Net increase in cash, cash equivalents and restricted cash	$35,843	$18,837

Operating Activities

During the six months ended June 30, 2018, operating activities used $21.3 million of cash, primarily resulting from our net loss of $31.1 million, partially offset by net non-cash charges of $9.8 million, including share-based compensation expense of $8.2 million. There was no change in our operating assets and liabilities for the six months ended June 30, 2018 as the increase in accounts payable and accrued expenses of $1.3 million was offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in accrued research and development of $0.6 million.

During the six months ended June 30, 2017, operating activities used $5.9 million of cash, primarily resulting from Rocket’s net loss of $6.2 million, partially offset by net non-cash charges of $0.3 million, including share-based compensation expense of $0.2 million. Changes in Rocket’s operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $0.4 million increase in accrued research and development costs, offset by an increase in prepaid expenses of $0.4 million. The increase in accrued research and development costs and the increase in prepaid expenses were primarily due to the increase in spending related to third party manufacturing and process development costs.

Investing Activities

During the six months ended June 30, 2018, net cash outflow on investing activities was $21.3 million, consisting of purchases of investments of $118.8 million offset by $76.3 million of cash acquired in connection with the Reverse Merger, and $21.2 million from the maturities of investments.

During the six months ended June 30, 2017, Rocket used $0.7 million of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $78.5 million, consisting entirely of proceeds from the issuance of common stock.

During the six months ended June 30, 2017, net cash provided by financing activities was $25.4 million, consisting of proceeds from Rocket’s issuance of Series B convertible preferred shares.

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

As of June 30, 2018, we had cash, cash equivalents and investments of $171.5 million. We believe that our existing cash will be sufficient to fund operations into 2020. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Contractual Obligations and Commitments

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with a term ending on July 31, 2021 (the “NY Lease Agreement”). In connection with the NY Lease Agreement, the Company established an irrevocable standby letter of credit (“LOC”) with a bank. The LOC serves as the Company’s security deposit on the lease, in which the landlord is the beneficiary. The LOC expires and is automatically renewed April 8 of each succeeding calendar year up to October 29, 2020, unless written notice is provided no later than 90 days before the then existing expiration date. The Company has a certificate of deposit with a bank as collateral for the LOC which is classified as restricted cash in the consolidated balance sheets. On June 28, 2018, the Company entered into Amendment No.1 to the NY Lease Agreement, whereby the landlord agreed to relieve the Company of its obligations under the lease for a portion of the leased space upon the takeover of the space by a replacement tenant.  The Company agreed to extend the lease by additional one year for the remaining space. As of June 30, 2018, a replacement tenant had not yet executed a lease, and the Company was not relieved of its obligations for rent and security deposit at the space. The Company recorded an additional rent expense of $94 related to the early exit from the lease.  The Company will continue to maintain lab space at the Alexandria Center for Life Sciences facility as its hub for research and development activities.

On June 7, 2018, the Company entered into a lease agreement with ESRT Empire State Building, L.L.C. for office space in the Empire State Building (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit with a bank for $936 which expires on June 30, 2019.  The LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary.  The Company has a certificate of deposit of $936 with a bank as collateral for the LOC which is classified as restricted cash in the consolidated balance sheets as of June 30, 2018.

In January 2018, in connection with the Reverse Merger, the Company assumed an operating lease of Inotek for its former headquarters in Lexington, Massachusetts, with a term ending in February 2023 (the “MA Lease Agreement”).  In May 2018, the Company separated from the last legacy employee of Inotek and abandoned use of the leased floor at that time.  In connection with the abandonment, the Company recorded a liability at the present value of the difference between the lease payments and projected sublease income at the cease use date of $435.  The difference between the lease liability recorded at acquisition and the $435 lease abandonment is a gain which was deferred and recognized to other income over the remaining life of the lease.  In addition, as of the cease use date, the Company wrote off the remaining furniture and fixtures of $205.  In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $171.5 million at June 30, 2018, consisting primarily of funds in money market account, and United States Treasury securities.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding Inotek’s phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit seeks, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The second amended complaint was dismissed with prejudice on June 27, 2018, and the plaintiffs filed a notice of appeal on July 27, 2018.  The Company continues to vigorously defend itself against this claim.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.  The following Risk Factors were consistent with those previously disclosed in the 2017 Form 10-K.

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

Rocket has incurred net losses since its inception. Rocket has incurred net losses of $15.8 and $31.1 million for the three and six months ended June 30, 2018, respectively, and Rocket Ltd. incurred losses of $19.6 million and $7.6 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018 and December 31, 2017, Rocket had an accumulated deficit of $62.5 million and Rocket Ltd had an accumulated deficit of $31.4 million, respectively. Substantially all of its operating losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. Rocket expects to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future, as Rocket intends to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of its product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Rocket incurring significant losses for the foreseeable future. Rocket’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Rocket’s stockholders’ deficit and working capital.

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

Rocket’s operations have consumed significant amounts of cash since inception. As of June 30, 2018, Rocket’s cash, cash equivalents and investments was $171.5 million. Rocket’s future capital requirements will depend on many factors, including:

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

As of December 31, 2017, Inotek had federal NOL carryforwards for income tax purposes of $127.1 million that will expire at various dates through 2037 and state NOL carryforwards of $83.4 million that will expire at various dates through 2037, available to reduce future federal and state income taxes, if any. As of December 31, 2017, Inotek had federal research and development tax credits of $5.2 million and state research and development tax credits of $0.8 million. The pre-change NOL carryforwards, although subject to an annual limitation, as well as any post-change NOL carryforwards, can be utilized in future years, provided that sufficient income is generated and no future ownership changes occur that may limit Inotek’s NOL carryforwards. Additionally, the Reverse Merger on January 4, 2018 is expected to significantly limit utilization of Inotek’s NOL carryforwards as the Reverse Merger was considered to be an ownership change, under Section 382 of the Code, though the actual amount of the NOL limitation has not yet been determined.

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

To date, Rocket’s experience with clinical trials has been limited. Rocket’s only clinical programs to date have been performed under a physician-sponsored investigational new drug application, or IND, held by the Fred Hutchinson Cancer Research Center in Seattle, Washington, or Hutch, and under an IMPD, in Spain, sponsored by CIEMAT. The clinical trials performed by these sponsors are for a lentiviral treatment for Fanconi Anemia, a rare mutation of the FANC-A gene, which are still ongoing. Rocket intends to assume responsibility for or obtain the authority to reference the clinical trials performed under one or both of the IND and IMPD held by its collaborators, but has not completed any clinical trials to date. Rocket cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

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

If Rocket has difficulty enrolling a sufficient number of patients to conduct its clinical trials as planned, Rocket may need to delay, limit or terminate planned clinical trials, the occurrence of any of which would harm our business, financial condition, results of operations and prospects. Moreover, Rocket intends to rely on the nonclinical studies and clinical trials performed by Hutch and CIEMAT, and the FDA or the regulatory authority in any other country in which we decide to perform clinical trials or seek approval may not accept the results of the Hutch and CIEMAT studies and trials. Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to Rocket or impair Rocket’s ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices (“GMP”), current good tissue practice (“cGTP”), and adherence to commitments made in the BLA. If Rocket or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

Rocket is highly dependent upon the efforts of the company’s senior management, including Rocket’s Chief Executive Officer, Gaurav Shah, MD; Rocket’s Chief Medical Officer and Head of Clinical Development, Jonathan Schwartz, MD; and Rocket’s Chief Operating Officer and Head of Development, Kinnari Patel, PharmD. The loss of the services of these individuals and other members of Rocket’s senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Rocket’s employment arrangements with the key personnel are “at-will.” Rocket does not maintain any “key-man” insurance policies on any of the key employees nor does Rocket intend to obtain such insurance. In addition, due to the specialized scientific nature of Rocket’s business, Rocket is highly dependent upon its ability to attract and retain qualified scientific and technical personnel and consultants. In view of the stage of Rocket’s organizational development and research and development programs, Rocket has restricted its hiring to research scientists, consultants and a small administrative staff and has made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of Rocket’s operations, however, and Rocket may be unsuccessful in attracting and retaining these personnel.

Rocket may need to expand its organization and may experience difficulties in managing this growth, which could disrupt its operations.

As of August 1, 2018, Rocket had 27 full-time employees. As Rocket’s business activities expand, Rocket may expand its full-time employee base and hire more consultants and contractors. Rocket’s management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. Rocket may not be able to effectively manage the expansion of its operations, which may result in weaknesses in Rocket’s infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Rocket’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If Rocket’s management is unable to effectively manage Rocket’s growth, Rocket’s expenses may increase more than expected, Rocket’s ability to generate and/or grow revenues could be reduced and Rocket may not be able to implement its business strategy.

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

Rocket is party to intellectual property license agreements with several entities, each of which is important to its business, and Rocket expects to enter into additional license agreements in the future. Rocket’s patent portfolio includes patent applications in-licensed pursuant to those license agreements, and those agreements impose, and Rocket expects that future license agreements will impose, various diligence, development and commercialization timelines, milestone obligations, payments and other obligations on Rocket. If Rocket or its licensees fail to comply with Rocket’s obligations under these agreements, or Rocket is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Rocket could lose certain rights provided by the licenses, including that Rocket may not be able to market products covered by the license. In addition, the patent rights that we have in-licensed from Hutch relate only to Hutch’s “Prodigy” platform, a portable platform for hematopoietic stem/progenitor cell gene therapy, and not to RP-L101, Rocket’s LVV-based program targeting FA that is in-licensed from Hutch.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Other Information

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (1)
3.1	Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (2)
3.2	Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (3)
3.3	Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (3)
3.4	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018. (4)
3.5	Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (5)
4.1	Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (3)
4.2	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.4	Form of 5.75% Convertible Senior Note due 2021 (6)
10.1#	Rocket Pharmaceuticals, Inc. Second Amended and Restated 2014 Stock Option and Incentive Plan (4)
10.2*#	Form of Incentive Stock Option Agreement (Employees)
10.3*#	Form of Non-Qualified Stock Option Agreement (Employees)
10.4*#	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors)
10.5*#	Form of Non-Qualified Stock Option Agreement (Consultants)
10.6*	Agreement of Lease, dated as of June 6, 2018, by and between Rocket Pharmaceuticals, Inc. and ESRT Empire State Building, L.L.C.
10.7*	Amendment No. 1 to the Lease Agreement, dated as of June 28, 2018, by and between Rocket Pharmaceuticals, Ltd. and ARE-East River Science Park, LLC
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 25, 2018, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s registration statement on Form 8-K, (001-36829), filed with the SEC on April 4, 2018, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 14, 2018	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2018	By:	/s/ John Militello
John Militello
Controller
(Principal Financial and Accounting Officer)