Form 10-Q
period 2018-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2018-11-09
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(646) 440-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of November 8, 2018, there were 39,835,500 shares of common stock, $0.01 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,076	$18,142
Investments	89,402	-
Prepaid expenses and other assets	1,343	813
Total current assets	128,821	18,955
Property and equipment, net	1,245	985
Goodwill	30,815	-
Restricted cash	1,645	207
Deposits	455	-
Investments	32,000	-
Total assets	$194,981	$20,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,765	$2,062
Accrued research and development costs	529	2,459
Total current liabilities	10,294	4,521
Convertible notes, net of unamortized discount	40,629	-
Deferred rent and lease obligations	438	107
Total liabilities	51,361	4,628
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred shares, $0.01 par value, authorized 1,000,000 shares Series A convertible preferred shares; 300,000 shares designated as Series A; 0 and 128,738 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	16,060
Series B convertible preferred shares; 300,000 shares designated as Series B; 0 and 126,909 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	25,406
Common stock, $0.01 par value, 120,000,000 shares authorized; 39,835,500 and 6,795,627 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	398	1
Additional paid-in capital	221,983	5,407
Accumulated other comprehensive loss	(207)	-
Accumulated deficit	(78,554)	(31,355)
Total shareholders’ equity	143,620	15,519
Total liabilities and shareholders’ equity	$194,981	$20,147

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	13,065	4,894	29,590	9,999
General and administrative	2,268	1,831	15,021	3,118
Total operating expenses	15,333	6,725	44,611	13,117
Loss from operations	(15,333)	(6,725)	(44,611)	(13,117)
Research and development incentives	-	-	186	192
Interest expense	(1,176)	-	(4,010)	-
Interest income	459	2	1,264	2
Other income / (expense) net	(39)	-	(28)	-
Net loss	$(16,089)	$(6,723)	$(47,199)	$(12,923)
Net loss per share attributable to common shareholders - basic and diluted	$(0.40)	$(0.99)	$(1.22)	$(1.90)
Weighted-average common shares outstanding - basic and diluted	39,900,551	6,795,627	38,598,304	6,795,627

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(16,089)	$(6,723)	$(47,199)	$(12,923)
Other comprehensive loss
Net unrealized loss on investments	(128)	-	(207)	-
Total comprehensive loss	$(16,217)	$(6,723)	$(47,406)	$(12,923)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2018
(in thousands except share amounts)
(unaudited)

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$5,340	$-	$(31,355)	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	41,272	-	-	-
Exchange of common shares in connection with the Merger	-	-	-	-	6,805,608	68	85,992	-	-	86,060
Issuance of common stock, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	78,455	-	-	78,518
Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	118,593	1	(1)	-	-	-
Issuance of common stock pursuant to exercise of stock options	-	-	-	-	314,884	4	145	-	-	149
Unrealized loss on investments	-	-	-	-	-	-	-	(207)	-	(207)
Share-based compensation	-	-	-	-	-	-	10,780	-	-	10,780
Net loss	-	-	-	-	-	-	-	-	(47,199)	(47,199)
Balance at September 30, 2018	-	$-	-	$-	39,835,500	$398	$221,983	$(207)	$(78,554)	$143,620

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating Activities:
Net loss	$(47,199)	$(12,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,241	-
(Increase in) / reduction of lease liability	(180)	1
Depreciation expense	233	142
Share-based compensation expense	10,780	962
Loss on disposal of property and equipment	312	-
Accretion of discount on investments	(484)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	511	(615)
Accounts payable and accrued expenses	2,742	571
Accrued research and development costs	(1,930)	1,889
Net cash used in operating activities	(32,974)	(9,973)
Investing activities:
Cash acquired in connection with the Reverse Merger	76,348	-
Purchases of investments	(141,087)	-
Proceeds from maturities of investments	41,255	-
Proceeds from sale of property and equipment	20	-
Purchases of property and equipment	(570)	(730)
Payment of security deposit	(287)	-
Net cash used in investing activities	(24,321)	(730)
Financing activities:
Proceeds from exercise of options	149	-
Proceeds from issuance of common stock, net of issuance costs	78,518	-
Proceeds from issuance of convertible preferred stock, net	-	25,406
Net cash provided by financing activities	78,667	25,406
Net change in cash, cash equivalents and restricted cash	21,372	14,703
Cash, cash equivalents and restricted cash at beginning of period	18,349	9,460
Cash, cash equivalents and restricted cash at end of period	$39,721	$24,163

Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$41,466	$-

Supplemental cash flow information:
Cash paid for interest	$2,990	$-
Cash paid for income taxes	$2	$-

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

Unaudited Interim Consolidated Financial Information

The accompanying financial statements should be read in conjunction with the Rocket Ltd 2017 financial statements included in Form 8-K filed on March 7, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $78,554 as of September 30, 2018. As of September 30, 2018, the Company has $159,478 of cash, cash equivalents and investments. Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into 2020.

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

Restricted cash consists of deposits collateralizing letter of credits issued by a bank in connection with the Company’s operating leases (See Note 12) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. As of September 30, 2018 and December 31, 2017, restricted cash was $1,645 and $207, respectively.  Cash, cash equivalents and restricted cash consist of the following:

	September 30,	December 31,
	2018	2017

Cash and cash equivalents	$38,076	$18,142
Restricted cash	1,645	207
	$39,721	$18,349

Investments

Investments consist of investments in United States Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities.  Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in shareholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on investments for the three and nine months ended September 30, 2018 and 2017. There was $128 and $0 of net unrealized losses on investments for the three months ended September 30, 2018 and 2017, respectively and $207 and $0 of net unrealized losses on investments for the nine months ended September 30, 2018 and 2017, respectively.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The weighted average maturity of the Company’s investment portfolio is 6.5 months and the average duration of the Company’s long-term investments is 15 months.

Short-term investments at September 30, 2018 consist of the following:

	Cost	Unrealized	Fair
	Basis	Losses	Value
Current:
United States Treasury securities	89,502	(100)	89,402
	$89,502	$(100)	$89,402

Long-term investments at September 30, 2018 consist of the following:

	Cost	Unrealized	Fair
	Basis	Losses	Value
Long-term:
United States Treasury securities	32,107	(107)	32,000
	$32,107	$(107)	$32,000

The Company evaluated its securities for other-than-temporary impairment and determined that no such impairment existed at September 30, 2018.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. Entities should apply for the amendment prospectively. The Company early adopted this guidance as of January 1, 2018 and will apply it when performing its annual goodwill impairment test. The Company has determined there were no indicators of goodwill impairment as of September 30, 2018.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The fair value of the 2021 Convertible Notes as of September 30, 2018 was $54,751. The Company’s assets and liabilities measured at fair value on a recurring basis include its short term investments.

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

Foreign Currency Transactions

Certain transactions during the three and nine months ended September 30, 2018 and 2017 are denominated in Euros. Gains and losses on foreign currency transactions are not significant for the three and nine months ended September 30, 2018 and 2017.

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

The Company classifies share-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. Forfeitures are recorded as they occur.

The Company measures the compensation expense of share options and other share-based awards granted to employees and directors using the grant date fair value of the award and recognizes compensation expense as determined by the Black-Scholes Option pricing model on a straight-line basis over their requisite service period, which is generally the vesting period of the respective award.

Effective July 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above. Prior to the adoption of ASU 2018-07, for stock-based awards granted to consultants and non-employees, the Company recognized compensation expense over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the estimated fair value of these awards was re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

NYC Biotechnology Tax Credit Program

New York City allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit is recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount. During the nine months ended September 30, 2018 and 2017, the Company recorded research and development incentive income of $186 and $192, respectively.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences.  In accordance with ASC 740 “Income Taxes”, the Company recorded a full valuation allowance to fully offset the gross deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at September 30, 2018 and December 31, 2017.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with FASB ASC 260, Earnings per Share. Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding options and convertible preferred shares are considered potential dilutive common shares.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on investments as of September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted. Upon the adoption of the guidance, operating leases are capitalized on the balance at the present value of lease payments. See Note 12 for commitment and contingencies footnote for operating leases. The Company is currently completing its calculations of the assets and liabilities to be recorded and required additional disclosures upon the adoption of ASU 2016-02.

The FASB issued ASU 2018-11 in July 2018, which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. The Company will take advantage of the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. The Company anticipates that due to this new accounting standard, it will recognize additional assets and corresponding liabilities related to operating leases and is currently evaluating the potential impact that ASU 2016-02 may have on the Company’s financial position, results of operations, and related footnotes.

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

The goodwill of $30,815 represents the premium over the purchase price. Goodwill is mainly attributable to the value of cash and cash equivalents and short term investments acquired as of the acquisition date and access to capital markets. The allocation of the purchase price with the assistance of a third party valuation, is based on certain management assumptions. The Company incurred and expensed acquisition costs of $147 for the nine months ended September 30, 2018.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Inotek had occurred on January 1, 2017:

	Nine Months Ended September 30,
	2018	2017
Revenue	$-	$-
Net loss	(50,093)	(35,760)

The above unaudited pro forma information was determined based on the historical US GAAP results of the Company and Inotek. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $4,512 of transaction costs for both the Company and Inotek from the nine months ended September 30, 2018;
(2)
Elimination of $3,459 of stock-based compensation expense related to the acceleration of vesting and modification of certain previously unvested Inotek awards in connection with the Reverse Merger from the nine months ended September 30, 2018;

(3)	Elimination of $1,622 of expense related to severance and stay bonuses from the nine months ended September 30, 2018;
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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$26,980	$-	$-	$26,980

United States Treasury securities	121,402	-	-	121,402
Investments	121,402	-	-	121,402

	$148,382	$-	$-	$148,382

The Company classifies its money market mutual funds and United States Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

6.	Property and Equipment

The Company’s property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Laboratory equipment	$1,140	$1,042
Computer equipment	167	98
Furniture and fixtures	259	115
Leasehold improvements	64	—
	1,630	1,255
Less: accumulated depreciation	(385)	(270)
	$1,245	$985

During the three and nine months ended September 30, 2018, the Company recognized $76 and $233 of depreciation expense, respectively. During the three and nine months ended September 30, 2017, the Company recognized $61 and $142 of depreciation expense, respectively.

7.	Accounts Payable and Accrued Expenses

At September 30, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Bonus	$995	$703
Research and development	6,844	814
Severance and benefits	160	138
Professional fees	336	382
Government grant payable	527	—
Accrued interest	493	—
Accrued vacation	95	—
Other	315	25
	$9,765	$2,062

8.	Debt

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of September 30, 2018 and December 31, 2017.

The Company recorded the 2021 Convertible Notes at their fair value of $38,388 on January 4, 2018, the date of the acquisition. The difference between the fair value of the 2021 Convertible Notes and the principal value represents a discount on the notes that is being amortized to interest expense over the remaining term using the effective interest method. As of September 30, 2018, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2018:

Principal amount	$52,000
Discount	(11,371)
Carrying value as of September 30, 2018	$40,629

Accretion of the 2021 Convertible Notes discount was $787 and $2,241 for the three and nine months ended September 30, 2018, respectively.

9.	Shareholders’ Equity

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

•
Increase the number of shares of stock underlying stock options or stock appreciation rights that may be granted to any one individual in any single calendar year to 1,000,000 shares of common stock, and an increase in the number of shares of stock that may be issued in the form of incentive stock options;

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

Vesting of all unvested Inotek option awards issued and outstanding was accelerated at the effective time of the Reverse Merger, and all such option awards issued and outstanding at the time of the Reverse Merger, aggregating to 523,456, remained issued and outstanding. For accounting purposes, since the acceleration of vesting was negotiated in contemplation of the Reverse Merger, the remaining unrecognized compensation expense associated with the original grant date fair value of the options of $2,997 was recognized in the Company’s consolidated statement of operations for the nine months ended September 30, 2018. In addition, the exercise period for all Inotek options outstanding at the effective time of the Reverse Merger was extended beyond the respective periods provided in the original awards. The Company recorded $462 in connection with the extension of the exercise periods in the consolidated statement of operations for the nine months ended September 30, 2018, equal to the difference in the fair value of the options immediately prior to and immediately following the modification of the exercise period.

Share Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to employees and directors were as follows:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Risk-free interest rate	2.61%	2.02%
Expected term (in years)	5.78	5.75
Expected volatility	88.30%	91.83%
Expected dividend yield	0.00%	0.00%
Exercise price	$17.76	$2.12
Fair value of common stock	$17.76	$1.63

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to non-employees were as follows:

Nine Months Ended September 30, 2018

Risk-free interest rate	2.84%
Expected term (in years)	9.95
Expected volatility	82.29%
Expected dividend yield	0.00%
Exercise price	$19.71
Fair value of common stock	$23.62

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the nine months ended September 30, 2018 under the Revised 2014 Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	*	6,959,347	$1.06	8.17	$27,175
Assumed as part of merger with Inotek		523,456	2.01	7.03
Granted		1,454,878	17.79	9.49
Exercised		(314,884)		-
Forfeited		(146,995)	3.02
Outstanding as of September 30, 2018		8,475,802	$4.15	7.72	$173,524

Options vested and exercisable as of September 30, 2018		6,296,798	$1.15	6.70	$117,161

*	Affected by Exchange Ratio

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

The following table summarizes the RSU activity for the nine months ended September 30, 2018 under the Revised 2014 Plan:

Number of Shares
Outstanding as of December 31, 2017	-
Assumed as part of merger with Inotek	271,719
Settled	(118,593)
Outstanding as of September 30, 2018	153,126

As of September 30, 2018, due to lockup agreements signed in conjunction with the Reverse Merger, 153,126 RSU’s remain unsettled.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2018 and 2017 was $16.03 and $1.69, respectively. The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2018 and 2017 was $13.11 and $1.63, respectively.

The total fair value of options vested during the nine months ended September 30, 2018 and 2017 was $49,458 and $385, respectively.

Employee Stock Purchase Plan

In November 2014, Inotek’s board of directors adopted and the stockholders approved the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2016, by the lesser of (i) 150,000 shares of common stock or (ii) the number of shares necessary to set the number of shares of common stock under the ESPP at 1% percent of the outstanding number of shares as of January 1 of the applicable year. However, the board of directors reserves the right to determine that there will be no increase for any year or that any increase will be for a lesser number of shares. On January 1, 2018, 6,562 shares were added to the ESPP. On September 11, 2018, the board of directors determined that there would be no increase in shares reserved and available for issuance under the ESPP on January 1, 2019. As of September 30, 2018, there were 68,256 shares available for issuance under the ESPP. During the nine months ended September 30, 2018, 0 shares of common stock were purchased and the Company recorded $0 of stock-based compensation expense pursuant to the ESPP.

Share-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$2,223	$89	$5,075	$243
General and administrative	389	612	5,705	719
Total share based compensation expense	$2,612	$701	$10,780	$962

As of September 30, 2018, the Company had an aggregate of $18,366 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 2.18 years.

11.	Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common shareholders	$(16,089)	$(6,723)	$(47,199)	$(12,923)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,900,551	6,795,627	38,598,304	6,795,627
Net loss per share attributable to common shareholders - basic and diluted	$(0.40)	$(0.99)	$(1.22)	$(1.90)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,948	-	1,620,948	-
Warrants exercisable for common shares	14,102	-	14,102	-
Options to purchase common shares	8,475,802	6,756,695	8,475,802	6,756,695
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,807,905	-	9,807,564
Redeemable Series A convertible preferred shares (as converted to common shares)	-	9,668,562	-	9,668,224
	10,110,852	26,233,162	10,110,852	26,232,483

12.	Commitments and Contingencies

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with a term ending on July 31, 2021 (the “NY Lease Agreement”). In connection with the NY Lease Agreement, the Company established an irrevocable standby letter of credit (“ARE LOC”) with a bank. The ARE LOC serves as the Company’s security deposit on the lease, in which the landlord is the beneficiary. The Company has a certificate of deposit with a bank as collateral for the ARE LOC which is classified as restricted cash in the consolidated balance sheets. On June 28, 2018, the Company entered into Amendment No.1 to the NY Lease Agreement, whereby the landlord agreed to relieve the Company of its obligations under the lease for a portion of the leased space upon the takeover of the space by a replacement tenant. The Company agreed to extend the lease for the remaining laboratory space by one additional year. The Company recorded an additional rent expense of $94 related to the early exit from the lease during the three months ended June 30, 2018. A replacement tenant has executed a new lease for the office space and as of September 7, 2018, the Company was relieved of its obligations for rent and security deposit for the office space. In October 2018, the Company provided a new letter of credit for $89 (the “New ARE LOC”) relating to the remaining lab space and the existing ARE LOC of $209 was released back to the Company. The New ARE LOC expires and is automatically renewed April 8 of each succeeding calendar year until October 29, 2020, unless written notice is provided no later than 90 days before the then existing expiration date. The Company continues to maintain laboratory space at the Alexandria Center for Life Sciences facility as its hub for research and development activities.

On June 7, 2018, the Company entered into a three year lease agreement with ESRT Empire State Building, L.L.C. for office space in the Empire State Building (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $936 which expires on June 30, 2019 and is renewed automatically for a one year period until its expiration date of September 30, 2021. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has a certificate of deposit of $936 with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of September 30, 2018.

In January 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023 (the “MA Lease Agreement”). In May 2018, the Company separated from the last legacy employee of Inotek and abandoned use of the leased space at that time. In connection with the abandonment of the Massachusetts lease, the Company recorded a liability at the present value of the difference between the lease payments and projected sublease income at the cease use date of $435. The difference between the lease liability recorded at acquisition and the $435 lease abandonment is a deferred gain which is being recognized to other income over the remaining life of the lease. In addition, as of May 2018, the Company wrote off the remaining furniture and fixtures of $205. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space.

On August 14, 2018, Rocket entered into a lease for approximately 92,000 rentable square feet in Cranbury, New Jersey, for internal process development and research activities to support the Company’s pipeline (the “NJ Lease Agreement”). The term of the NJ Lease Agreement will commence for 72,000 rentable square feet upon substantial completion of leasehold improvements (the “Commencement Date”), and the remaining 20,000 square feet will commence upon the earlier of the Company’s election to commence the lease of such additional space or thirty months from the Commencement Date. The NJ Lease Agreement has a term of fifteen years from the Commencement Date, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments are $1,200 per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to certain annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $26,492 over the 15 year term of the lease. During the three months ended September 30, 2018, the Company delivered a cash security deposit of $287 to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets.

The total restricted cash balance for the Company’s operating leases at September 30, 2018 is $1,145. Rent expense was $567 and $424 for the nine months ended September 30, 2018 and 2017. Rent expense was $134 and $139 for the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the remaining aggregate annual commitments pursuant to the leases, as amended, are as follows:

2018 (remaining three months)	115
2019	1,121
2020	1,692
2021	1,685
2022	1,739
Thereafter	21,759
Total	$28,111

Securities Litigation

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding Inotek’s phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit sought, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The second amended complaint was dismissed with prejudice on June 27, 2018. Plaintiffs filed a notice of appeal to the First Circuit Court of Appeals on July 27, 2018, voluntarily dismissed their appeal on August 31, 2018, and the First Circuit entered judgment dismissing the action on September 5, 2018.

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

13.	Agreements Related to Intellectual Property

The Company has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, has no alternative future uses.

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

LAD-I (leukocyte adhesion deficiency-I) Agreement with CIEMAT

On March 1, 2018, the Company entered into Amendment No. 1 to the LAD-1 Master Research Agreement whereby the Company and Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”) agreed to a modification of the original commitment from Rocket down by approximately $444.

PKD (pyruvate kinase deficiency) License Agreement with CIEMAT

On September 17, 2018, the Company entered into Amendment No. 1 to the PKD Master Research Agreement whereby the Company and CIEMAT agreed to a modification of the original commitment from Rocket down by approximately $1,168.

14.	Strategic Research Collaboration

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University will serve as the lead clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in efforts to further enhance the development of Rocket’s internal pipeline. Rocket agreed to fund up to $3.5 million for the LCGM expansion upon which 40% or $1.4 million was due upon execution of the agreement and the balance are due upon the achievement of certain milestones. $1.4 million of the $3.5 million milestone payments was paid during the three months ended September 30, 2018. During the three months ended September 30, 2018, none of the remaining milestones were met with regard to the LCGM.

15.	Related Party Transactions

During January 2018, the Company sold certain furniture and fixtures from the Inotek former corporate headquarters to a director of the Company for $20.

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company accrued $32 as of September 30, 2018 relating to services provided under this consulting agreement.

During April 2018, the Company entered into a consulting agreement with a different member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company accrued $28 as of September 30, 2018 relating to services provided under this consulting agreement.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended September 30, 2018 was $23 and $26 respectively, and for the nine months ended September 30, 2018 and 2017, was $89 and $63.

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

Recent Developments

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a multi-platform biotechnology company focused on the development of first or best-in-class gene therapies for rare and devastating pediatric diseases. Rocket has lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, and three additional LVV programs targeting other rare genetic diseases. In addition, Rocket has an adeno-associated virus (“AAV”) program for which an investigational new drug (“IND”) filing is planned, which will permit the commencement of human clinical studies thereafter. Rocket has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which Rocket currently only has development rights.

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

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83.8 million net of $5.3 million of offering costs, commission and legal and other expenses for net proceeds from the Offering of $78.5 million, after deducting the underwriting discounts and commissions and legal and accounting costs.

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University will serve as the lead clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in efforts to further enhance the development of Rocket’s internal pipeline. Rocket agreed to fund up to $3.5 million for the LCGM expansion upon which 40% or $1.4 million was due upon execution of the agreement and the balance are due upon the achievement of certain milestones. $1.4 million of the $3.5 million milestone payments was paid during the three months ended September 30, 2018.  During the three months ended September 30, 2018, none of the remaining milestones were met with regard to the LCGM.

On August 14, 2018, Rocket entered into a lease for approximately 92,000 rentable square feet in Cranbury, New Jersey, for internal process development and research activities to support the Company’s pipeline (the “NJ Lease Agreement”). The term of the NJ Lease Agreement will commence for 72,000 rentable square feet upon substantial completion of leasehold improvements (the “Commencement Date”), and the remaining 20,000 square feet will commence upon the earlier of the Company’s election to commence the lease of such additional space or thirty months from the Commencement Date. The NJ Lease Agreement has a term of fifteen years from the Commencement Date, with an option to renew for two consecutive five-year renewal terms.  Estimated rent payments are $1,200 per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to certain annual base rent increases of 3%., depending upon the nature of the space leased, and subject to certain annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $26.5 million over the 15 year term of the lease. During the three months ended September 30, 2018, the Company delivered a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets.

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

Fanconi Anemia

Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ hematopoietic stem cells (“HSCs”), which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of hematopoietic stem cells can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of AML (acute myeloid leukemia, a type of blood cancer), as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the US/EU is estimated to be about 2,000, and given the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now thought to be in the 400-500 range, or at least double previous estimates

Rocket currently has the following LVV-based program targeting FA:

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
Additional FA Data was presented at the 2018 Annual Congress of European Society of Gene and Cell Therapy (“ESGCT”). At ESGCT, the Company presented clinical data from patients that have been followed for more than 12 months from the ongoing Phase 1/2 clinical trial of RP-L102 for Fanconi Anemia (FA) under the first generation, or “Process A”, un-optimized process. The results continue to demonstrate improvement in engraftment with increased resistance to mitomycin-C (MMC) and chromosomal stability of T-lymphocytes in the presence of diepoxybutane (DEB), two key diagnostic measures of functional and phenotypic correction of bone marrow cells. Data also showed evidence of stabilization of bone marrow failure in all four patients and progressive increases of corrected versus non-corrected peripheral blood leukocytes.
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

In August 2018, with Rocket’s consent, the Fred Hutchinson Cancer Center (“Hutch”) withdrew the IND for RP-L101 which is a program that Rocket in-licensed from Hutch. This further supports the Company pursuing a global registrational study of RP-L102 with CIEMAT.

Rocket has submitted an IND to initiate clinical studies of RP-L102 in the U.S. in September 2018 and was notified by the FDA of its clearance in October 2018. The US clinical trials will begin in early 2019 at Stanford University.

Leukocyte Adhesion Deficiency-I

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

Rocket currently has one LVV-based program targeting PKD, RP-L301. RP-L301 is a preclinical program that Rocket in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT.  New market research indicates the application of gene therapy to broader populations could increase the annual market opportunity from approximately 250 to 500, based on an estimated prevalence in the US/EU of approximately 3,000 to 8,000.

Infantile Malignant Osteopetrosis

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

AAV-based Program

RP-A501 is in preclinical development as an in vivo therapy of an undisclosed rare disease and is estimated to have a prevalence of up to 15,000 in the U.S. & EU, however new market research is being performed and the prevalence of patients may be updated in the future. This is a monogenic disorder that presents with severe clinical manifestations in childhood, adolescence and young adulthood, and is frequently fatal within several years of presentation in the absence of a curative organ transplant procedure.

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

Discovery
Preclinical
Clinical
Commercial
FA
LAD-I
PKD
IMO
AAV

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

Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2018, Rocket raised net cash proceeds of approximately $120.7 million from private investors through both equity and convertible debt financing to fund operating activities. In addition, in conjunction with the closing of the Reverse Merger, Rocket received additional proceeds of $76.3 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket Ltd had net losses of $19.6 million for the year ended December 31, 2017 and Rocket’s net loss is $16.1 million and $47.2 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $78.6 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Interest Expense

Interest expense relates to our 2021 Convertible Notes, which are due in August 2021. Included within interest expense is accretion income from investments which has been included in interest expense in the consolidated statement of operations.

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

Accrued Research and Development Expenses

We estimate our accrued research and development expenses as of the date of each of our balance sheets. We recognize external development costs based on contractual payment schedules aligned with program activities, invoices for work performed, and milestones which correspond with costs incurred by the third parties. This process involves reviewing contracts and purchase orders with service providers, identifying services that have been performed on our behalf, confirming the level of service performed is aligned with the contract, expected remaining period of performance and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Expenses that are paid in advance of performance are deferred as a prepaid expense and expensed as the services are provided.

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

Effective July 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above. Prior to the adoption of ASU 2018-07, for stock-based awards granted to consultants and non-employees, the Company recognized compensation expense over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the estimated fair value of these awards was re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of operations for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$13,065	$4,894	$8,171
General and administrative	2,268	1,831	437
Total operating expenses	15,333	6,725	8,608
Loss from operations	(15,333)	(6,725)
Research and development incentives	-	-	-
Interest expense	(1,176)	-	(1,176)
Interest income	459	2	457
Other income / (expense)	(39)	-	(39)
Total other income (expense) net	(756)	2	(758)
Net loss	$(16,089)	$(6,723)	$(9,366)

Research and Development Expenses

Research and development expenses (“R&D”) increased $8.2 million to $13.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increases were primarily a result of increases in manufacturing and process development expenses of $6.9 million, an increase of $2.1 million in R&D share-based compensation expense offset by a reduction in sponsored research agreements expense of $1.9 million primarily due to the amendment to the Ciemat PKD Agreement.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased $0.4 million to $2.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in G&A was primarily driven by an increase in personnel costs of $0.4 million due to headcount additions and an increase in insurance costs of $0.2 million to support the Company’s transition to a public company during 2018, offset by a decrease in merger related costs incurred in the third quarter of 2017. We expect an increase in general administrative expense in future periods, as we operate as a public company.

Other Income (Expense)

Other income/(expense) was $0.8 million for the three months ended September 30, 2018 which was primarily due to increase in interest expense of $1.2 million, offset by an increase in interest income of $0.5 million. The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger. The increase in interest income is due to interest on the Company’s investments.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of operations for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$29,590	$9,999	$19,591
General and administrative	15,021	3,118	11,903
Total operating expenses	44,611	13,117	31,494
Loss from operations	(44,611)	(13,117)
Research and development incentives	186	192	(6)
Interest expense	(4,010)	-	(4,010)
Interest income	1,264	2	1,262
Other income / (expense)	(28)	-	(28)
Total other income (expense) net	(2,588)	194	(2,782)
Net loss	$(47,199)	$(12,923)	$(34,276)

Research and Development Expenses

R&D increased $19.6 million to $29.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily a result of increases in manufacturing and process development expenses of $14.0 million, increase in R&D share-based compensation expense of $4.8 million and increase in compensation expense due to increased headcount of $1.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

General and Administrative Expenses

G&A increased $11.9 million to $15.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in G&A for the nine months ended September 30, 2018 was primarily due to merger-related expenses of $5.3 million which were incurred for the nine months ended September 30, 2018, including $3.4 million share-based compensation expenses and post-Reverse Merger transition expenses including payroll and severance payments for remaining Inotek employees retained for the post-Reverse Merger transition. The remaining increase of $6.6 million is primarily due to a $3.4 million increase in personnel costs from headcount additions as of September 30, 2018 as compared to September 30, 2017 and an increase in legal costs of $0.6 million, insurance costs of $0.5 million and filing fees of $0.3 million in connection with supporting the growth in our business and becoming a public company during 2018. We expect an increase in general administrative expense in future periods, as we operate as a public company.

Other Income (Expense)

Other expense was $2.6 million for the nine months ended September 30, 2018 compared to other income of $0.2 million for the nine months ended September 30, 2017. The movement was primarily due to increase in interest expense of $4.0 million, offset by an increase in interest income of $1.3 million. The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger with Inotek. The increase in interest income is due to interest earned on the Company’s investments.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

On January 24, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Evercore Group L.L.C., as representatives (the “Representatives”) of the several underwriters (collectively with the Representatives, the “Underwriters”), pursuant to which the Company sold 6,325,000 shares of common stock (the “Shares”), which includes 825,000 shares that were sold pursuant to an option granted to the Underwriters (the “Offering”). The Shares were sold in the Offering at a public offering price of $13.25 per share in which the Company received gross proceeds of $83.8 million, net of $5.3 million of offering costs, commission and legal and other expenses for net proceeds of $78.5 million.

As of September 30, 2018, we had cash, cash equivalents and investments of $159.5 million. Based upon current operating plans, we expect that our existing cash will be sufficient to fund operations into 2020.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(32,974)	$(9,972)
Net cash used in investing activities	(24,321)	(731)
Net cash provided by financing activities	78,667	25,406
Net increase in cash, cash equivalents and restricted cash	$21,372	$14,703

Operating Activities

During the nine months ended September 30, 2018, operating activities used $33.0 million of cash, primarily resulting from our net loss of $47.2 million and net changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $12.9 million, including share-based compensation expense of $10.8 million. Changes in Rocket’s operating assets and liabilities for the nine months ended September 30, 2018 consisted of an increase in accounts payable and accrued expenses of $2.7 million, an increase in prepaid expenses and other current assets of $0.5 million and a decrease in accrued research and development of $1.9 million.

During the nine months ended September 30, 2017, operating activities used $10.0 million of cash, primarily resulting from Rocket’s net loss of $12.9 million and net changes in our operating assets and liabilities of $1.8 million, partially offset by net non-cash charges of $1.1 million, including share-based compensation expense of $1.0 million. Changes in Rocket’s operating assets and liabilities for the nine months ended September 30, 2017 consisted of a $1.9 million increase in accrued research and development costs, a $0.6 million increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses of $0.6 million. The increase in accrued research and development costs and the increase in prepaid expenses were primarily due to the increase in spending related to third party pre-clinical and clinical activities and third party manufacturing and process development costs.

Investing Activities

During the nine months ended September 30, 2018, net cash outflow on investing activities was $24.3 million, consisting of purchases of investments of $141.1 million offset by $76.3 million of cash acquired in connection with the Reverse Merger, and $41.3 million from the maturities of investments.

During the nine months ended September 30, 2017, Rocket used $0.7 million of cash in investing activities, consisting primarily of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $78.7 million, consisting primarily of proceeds from the issuance of common stock.

During the nine months ended September 30, 2017, net cash provided by financing activities was $25.4 million, consisting of proceeds from Rocket’s issuance of Series B convertible preferred shares.

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

As of September 30, 2018, we had cash, cash equivalents and investments of $159.5 million. We believe that our existing cash will be sufficient to fund operations into 2020. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Note 12 – Commitments and Contingencies.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $159.5 million at September 30, 2018, consisting primarily of funds in money market account, and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 6, 2017, a purported stockholder of Inotek filed a putative class action in the U.S. District Court for the District of Massachusetts, captioned Whitehead v. Inotek Pharmaceuticals Corporation, et al., No. 1:17-cv-10025. An amended complaint was filed on July 10, 2017, and a second amended complaint was filed on September 5, 2017. The second amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, David Southwell, and Rudolf Baumgartner based on allegedly false and misleading statements and omissions regarding Inotek’s phase 2 and phase 3 clinical trials of trabodenoson. The lawsuit sought, among other things, unspecified compensatory damages for purchasers of Inotek’s common stock between July 23, 2015 and July 10, 2017, as well as interest and attorneys’ fees and costs. The second amended complaint was dismissed with prejudice on June 27, 2018.  Plaintiffs filed a notice of appeal to the First Circuit Court of Appeals on July 27, 2018, voluntarily dismissed their appeal on August 31, 2018, and the First Circuit entered judgment dismissing the action on September 5, 2018.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.  The following Risk Factors are consistent with those previously disclosed in the 2017 Form 10-K.

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

Rocket has incurred net losses since its inception. Rocket has incurred net losses of $16.1 and $47.2 million for the three and nine months ended September 30, 2018, respectively, and Rocket Ltd. incurred losses of $19.6 million and $7.6 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018 and December 31, 2017, Rocket had an accumulated deficit of $78.6 million and Rocket Ltd had an accumulated deficit of $31.4 million, respectively. Substantially all of its operating losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. Rocket expects to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future, as Rocket intends to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of its product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Rocket incurring significant losses for the foreseeable future. Rocket’s prior losses, combined with expected future losses, have had and will continue to have an adverse effect on Rocket’s stockholders’ deficit and working capital.

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

Rocket’s operations have consumed significant amounts of cash since inception. As of September 30, 2018, Rocket’s cash, cash equivalents and investments was $159.5 million. Rocket’s future capital requirements will depend on many factors, including:

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

To date, Rocket’s experience with clinical trials has been limited. Rocket’s only clinical programs to date have been performed under a physician-sponsored investigational new drug application, or IND, held by the Fred Hutchinson Cancer Research Center in Seattle, Washington, or Hutch, and under an IMPD, in Spain, sponsored by CIEMAT. The clinical trials performed by these sponsors are for a lentiviral treatment for Fanconi Anemia, a rare mutation of the FANC-A gene, which are still ongoing. Rocket intends to assume responsibility for or obtain the authority to reference the clinical trials performed under one of the IMPD held by Ciemat, but has not completed any clinical trials to date. Rocket cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

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

Rocket’s Fanconi Anemia gene therapy treatments are currently in clinical trials being conducted by Rocket’s partner CIEMAT. Several of Rocket’s other gene therapy programs are in the preclinical stages. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in Rocket’s clinical studies or for any future subjects in Rocket’s ongoing or future clinical studies and may not be repeated or observed in ongoing or future studies involving Rocket’s product candidates. Furthermore, Rocket’s product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. Rocket cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of Rocket’s product candidates.

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

As of November 8, 2018, Rocket had 33 full-time employees. As Rocket’s business activities expand, Rocket may expand its full-time employee base and hire more consultants and contractors. Rocket’s management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. Rocket may not be able to effectively manage the expansion of its operations, which may result in weaknesses in Rocket’s infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Rocket’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If Rocket’s management is unable to effectively manage Rocket’s growth, Rocket’s expenses may increase more than expected, Rocket’s ability to generate and/or grow revenues could be reduced and Rocket may not be able to implement its business strategy.

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

Although Rocket expects all of its employees and consultants to assign their inventions to Rocket, and all of Rocket’s employees, consultants, advisors and any third parties who have access to its proprietary know-how, information or technology to enter into confidentiality agreements, Rocket cannot provide any assurances that all such agreements have been duly executed or that its trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to its trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of Rocket’s trade secrets could impair its competitive position and may have a material adverse effect on its business. Additionally, if the steps taken to maintain Rocket’s trade secrets are deemed inadequate, Rocket may have insufficient recourse against third parties for misappropriating its trade secrets. In addition, others may independently discover Rocket’s trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that Rocket may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

Rocket is a party to a number of intellectual property license agreements that are important to its business and expects to enter into additional license agreements in the future. Rocket’s existing license agreements impose, and Rocket expects that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on Rocket. If Rocket fails to comply with its obligations under these agreements, or Rocket is subject to a bankruptcy, the licensor may have the right to terminate the license, in which event Rocket would not be able to market products covered by the license.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. Rocket and, to its knowledge, its licensors have systems in place to remind them to pay these fees, and Rocket and, to its knowledge, its licensors employ outside firms and rely on their respective outside firms to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Rocket and, to its knowledge, its licensors employ reputable law firms and other professionals to help them comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, Rocket’s competitors might be able to enter the market and this circumstance would have a material adverse effect on Rocket’s business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (1)
3.1	Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (2)
3.2	Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (3)
3.3	Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (3)
3.4	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018. (4)
3.5	Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (5)
4.1	Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (3)
4.2	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.4	Form of 5.75% Convertible Senior Note due 2021 (6)
10.1*	Lease Agreement, dated as of August 14, 2018, by and between Rocket Pharmaceuticals, Inc. and Cedar Brook 12 Corporate Center, L.P.**
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 25, 2018, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s registration statement on Form 8-K, (001-36829), filed with the SEC on April 4, 2018, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

November 9, 2018	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2018	By:	/s/ John Militello
John Militello
Controller
(Principal Financial and Accounting Officer)