Form 10-Q
period 2019-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2019-05-09
CIK 1281895

e
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
(646) 440-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RCKT	Nasdaq Global Market

As of May 6, 2019, there were 50,289,437 shares of common stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$124,464	$111,355
Investments	72,126	94,375
Prepaid expenses and other assets	3,029	3,358
Total current assets	199,619	209,088
Property and equipment, net	7,077	2,027
Goodwill	30,815	30,815
Restricted cash	1,525	1,436
Deposits	455	545
Operating lease right-of-use assets	2,647	-
Investments	-	7,402
Total assets	$242,138	$251,313
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$19,680	$15,372
Operating lease liabilities, current	892	-
Total current liabilities	20,572	15,372
Convertible notes, net of unamortized discount	42,297	41,447
Operating lease liabilities, non-current	2,169	-
Other liabilities	23	457
Total liabilities	65,061	57,276
Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred shares, $0.01 par value, authorized 1,000,000 shares:
Series A convertible preferred shares; 300,000 shares designated as Series A; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series B convertible preferred shares; 300,000 shares designated as Series B; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 45,114,437 and 45,194,736 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	451	452
Treasury stock, at cost, 0 and 50,000 common shares at March 31, 2019 and December 31, 2018, respectively	-	(668)
Additional paid-in capital	302,039	300,253
Accumulated other comprehensive loss	(89)	(127)
Accumulated deficit	(125,324)	(105,873)
Total shareholders' equity	177,077	194,037
Total liabilities and shareholders' equity	$242,138	$251,313

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development	15,137	5,743
General and administrative	3,808	8,662
Total operating expenses	18,945	14,405
Loss from operations	(18,945)	(14,405)
Research and development incentives	250	186
Interest expense	(1,604)	(1,427)
Interest and other income net	601	288
Accretion of discount on investments	247	15
Net loss	$(19,451)	$(15,343)
Net loss per share attributable to common shareholders - basic and diluted	$(0.43)	$(0.42)
Weighted-average common shares outstanding - basic and diluted	45,122,815	36,137,120

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(19,451)	$(15,343)
Other comprehensive loss
Net unrealized gain on investments	38	10
Total comprehensive loss	$(19,413)	$(15,333)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(in thousands except share amounts)
(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Stock	Capital	Loss	Deficit	Equity

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Share repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on marketable securities	-	-	-	-	38	-	38
Share-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	$451	-	$302,039	$(89)	$(125,324)	$177,077

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$5,340	$(31,355)	$-	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	41,272	-	-	-
Exchange of common shares in connection with the Merger	-	-	-	-	6,805,608	68	85,992	-	-	86,060
Issuance of common shares, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	78,455	-	-	78,518
Issuance of common shares pursuant to settlement of restricted stock units	-	-	-	-	1,875	1	(1)	-	-	-
Unrealized gain on short term investments	-	-	-	-	-	-	-	-	10	10
Share-based compensation	-	-	-	-	-	-	5,382	-	-	5,382
Net loss	-	-	-	-	-	-	-	(15,343)	-	(15,343)
Balance at March 31, 2018	-	$-	-	$-	39,403,898	$394	$216,440	$(46,698)	$10	170,146

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating Activities:
Net loss	$(19,451)	$(15,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	850	696
Amortization of operating lease right-of-use assets	190	(20)
Depreciation expense	102	83
Share-based compensation expense	3,180	5,382
Amortization of premium on short term investments	-	12
Accretion of discount on investments	(247)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(307)	(266)
Accounts payable and accrued expenses	(84)	(2,145)
Operating lease liabilities	(210)	-
Net cash used in operating activities	(15,977)	(11,601)
Investing activities:
Cash acquired in connection with the Reverse Merger	-	76,348
Proceeds from maturities of investments	29,935	9,718
Proceeds from sale of property and equipment	-	20
Purchases of property and equipment	(760)	(8)
Net cash provided by investing activities	29,175	86,078
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	78,518
Net cash provided by financing activities	-	78,518
Net change in cash, cash equivalents and restricted cash	13,198	152,995
Cash, cash equivalents and restricted cash at beginning of period	112,791	18,349
Cash, cash equivalents and restricted cash at end of period	$125,989	$171,344

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$4,392	$-
Retirement of treasury stock	$1,395	$-
Conversion of convertible preferred stock into common stock	$-	$41,466
Unrealized gain on investments	$38	$-
Supplemental cash flow information:
Cash paid for interest	$1,495	$1,495

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. The Company has clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells and Leukocyte Adhesion Deficiency-I (“LAD-I” ), a genetic disorder that causes the immune system to malfunction. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”), Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018. Two additional pre-clinical stage LVV programs include Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia; and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. In addition, the Company has an adeno-associated virus (“AAV”), program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. An IND filing was cleared in Danon disease in early 2019 and human clinical studies are anticipated to commence in the second quarter of 2019. The Company has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program for which the Company currently only has development rights.

2.	Risks and Liquidity

The Company has not generated any revenue and has incurred losses since inception. The Company’s operations are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, lack of commercial manufacturing experience, a lack of marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $125.3 million as of March 31, 2019. As of March 31, 2019, the Company has $196.6 million of cash, cash equivalents and investments.

On April 18, 2019, the Company completed a public offering of 5,175,000 shares of common stock, for net proceeds of $86.0 million. See Note 16 “Subsequent Events” for additional disclosures regarding the public offering. Considering the proceeds from the public offering, Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 and any other interim periods or any future year or period.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the U.S (“US GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, the accrual of research and development expenses, the valuation of equity transactions and share-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2019 are consistent with those disclosed in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (See Note 11) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$124,464	$111,355
Restricted cash	1,525	1,436
	$125,989	$112,791

Leases

The Company adopted ASU 2016-02, Leases (“ASU 2016-02”), as amended on January 1, 2019, which supersedes the current leasing guidance and upon adoption, requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases are capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

The Company adopted ASU 2016-02, including several practical expedients on January 1, 2019. The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of 12 months or less will not follow the recognition and measurement requirements of the new standard. Upon adoption, the Company recognized total right-of-use assets of $2.6 million, with corresponding liabilities of $3.1 million on the consolidated balance sheets, including the reclassification of $0.5 million from deferred rent to right-of-use assets.

See Note 11 “Commitments and Contingencies” for additional disclosures in accordance with the new lease standard.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$61,125	$-	$-	$61,125

United States Treasury securities	72,126	-	-	72,126
Investments	72,126	-	-	72,126

	$133,251	$-	$-	$133,251

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$30,552	$-	$-	$30,552

United States Treasury securities	101,777	-	-	101,777
Investments	101,777	-	-	101,777

	$132,329	$-	$-	$132,329

The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

5.	Property and Equipment

The Company’s property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Laboratory equipment	$1,556	$1,556
Leasehold improvements	282	29
Furniture and fixtures	273	273
Computer equipment	179	179
Construction in progress	5,368	469
	7,658	2,506
Less: accumulated depreciation	(581)	(479)
	$7,077	$2,027

Construction in progress comprises costs associated with the one of the facilities under an operating lease. See Note 11. During the three months ended March 31, 2019 and 2018, the Company recognized $102 and $83 of depreciation expense, respectively.

6.	Accounts Payable and Accrued Expenses

At March 31, 2019 and December 31, 2018, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Research and development	$12,573	$10,414
Construction in progress	4,475	-
Government grant payable	541	534
Professional fees	536	690
Accrued interest	493	1,241
Bonus	471	1,774
Other	374	589
Accrued vacation	217	123
Severance and benefits	-	7
	$19,680	$15,372

7.	Debt

On January 4, 2018, in connection with the Reverse Merger, the Company assumed the obligations of Inotek Pharmaceuticals Corporation (“Inotek”) under its outstanding convertible notes, with an aggregate principal value of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured, and accrue interest at a rate of 5.75% per annum, interest is payable semi-annually on February 1 and August 1 of each year.  Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of March 31, 2019 and December 31, 2018.

The Company recorded the 2021 Convertible Notes at their fair value of $38,388 on January 4, 2018, the date of the Reverse-Merger. The difference between the fair value of the 2021 Convertible Notes and the principal value represents a discount on the notes that is being accreted to interest expense over the remaining term using the effective interest method. As of March 31, 2019, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of March 31, 2019:

Principal amount	$52,000
Discount	(9,703)
Carrying value as of March 31, 2019	$42,297

Accretion of the 2021 Convertible Notes discount was $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

8.	Share Based Compensation

Share Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to employees, non-employees and directors for the three months ended March 31, 2019 and the share options granted to employees and directors for the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018

Risk-free interest rate	2.61%	2.57%
Expected term (in years)	5.77	5.76
Expected volatility	74.60%	88.60%
Expected dividend yield	0.00%	0.00%
Exercise price	$14.61	$17.52
Fair value of common stock	$14.61	$17.52

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the share options granted to non-employees for the three months ended March 31, 2018 were as follows:

Three Months Ended March 31, 2019

Risk-free interest rate	2.74%
Expected term (in years)	10.00
Expected volatility	83.79%
Expected dividend yield	0.00%
Exercise price	$18.75
Fair value of common stock	$18.75

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the three months ended March 31, 2019 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	8,615,997	$4.48	7.51	$94,474
Granted	1,023,366	14.61	9.79
Exercised	(19,701)	1.92		801
Forfeited	(226,841)	8.67
Outstanding as of March 31, 2019	9,392,821	$5.56	7.55	$114,173

Options vested and exercisable as of March 31, 2019	6,777,244	$2.17	6.92	$104,547
Options unvested as of March 31, 2019	2,617,828	$14.35	9.20	$9,626

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised and exercisable as of March 31, 2019 and 2018 was $114 and $130.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2019 and 2018 was $9.60 and $12.84, respectively.

The total fair value of options vested during the three months ended March 31, 2019 and 2018 was $20,493 and $24,724, respectively.

Share-Based Compensation

	Three Months Ended March 31,
	2019	2018

Research and development	$1,565	$2,207
General and administrative	1,615	3,175
Total share based compensation expense	$3,180	$5,382

As of March 31, 2019, the Company had an aggregate of $24.9 million of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 2.07 years.

9.	Shareholders’ Equity

On December 27 and 28, 2018, the Company repurchased 100,000 shares of its common stock for aggregate consideration of approximately $1.4 million. The repurchases were made on the Nasdaq Stock Market at prevailing market prices in accordance with SEC Rule 10b-18. 50,000 of the shares repurchased at an average price of $13.36 by the Company settled on December 31, 2018 and the remaining 50,000 shares repurchased at an average price of $14.50 settled on January 2, 2019. As of December 31, 2018, the Company recorded a prepaid expense of $0.7 million related to the 50,000 shares that settled on January 2, 2019 and recorded treasury stock of $0.7 million relating to the 50,000 shares that settled as of December 31, 2018. These shares were subsequently retired in January 2019.

The Company has 14,102 warrants outstanding as of March 31, 2019, convertible into 14,102 shares of common shares at an exercise price of $24.82 per share which expire on June 28, 2023.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended March 31,
	2019	2018

Numerator:
Net loss	$(19,451)	$(15,343)
Denominator:
Weighted-average common shares outstanding - basic and diluted	45,122,815	36,137,120
Net loss per share- basic and diluted	$(0.43)	$(0.42)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,848	1,620,948
Warrants exercisable for common shares	14,102	14,102
Options to purchase common shares	9,392,821	8,635,089
	11,027,771	10,270,139

11.	Commitments and Contingencies

Operating Leases

On August 14, 2018, Rocket entered into a lease for approximately 92,000 rentable square feet in Cranbury, New Jersey, for office space, process development, research activities and manufacturing to support the Company’s pipeline (the “NJ Lease Agreement”). The term of the NJ Lease Agreement will commence for 72,000 rentable square feet upon substantial completion of leasehold improvements (the “Commencement Date”), and the remaining 20,000 square feet will commence upon the earlier of the Company’s election to commence the lease of such additional space or thirty months from the Commencement Date. The NJ Lease Agreement has a term of fifteen years from the Commencement Date, with an option to renew for two consecutive five-year renewal terms.  Estimated rent payments are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $26.5 million over the 15 year term of the lease. The Company delivered a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets. The Company entered into the lease prior to the building being available for use as the building construction was not complete. The Company has determined it does not control the leased asset prior to the commencement date, but is involved with the design and construction of the space in selecting building designs, general contractors, and funding certain construction costs.

The total restricted cash balance for the Company’s operating leases at March 31, 2019 and December 31, 2018 was $1.0 million and $1.4 million, respectively.

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long -term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company can enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Lease cost	March 31, 2019
Operating lease cost	$251
Total lease cost	$251

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of March 31, 2019:

Maturity of lease liabilities	March 31, 2019
2019 (remaining nine months)	$818
2020	1,103
2021	894
2022	572
2023	74
Total lease payments	$3,460
Less: interest	(399)
Total operating lease liabilities	$3,061

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments as of March 31, 2019 were as follows:

2019 (remaining nine months)	$1,188
2020	1,970
2021	1,898
2022	1,757
2023	1,618
Thereafter	20,144
Total	$28,575

Leases	March 31, 2019

Operating right-of-use assets	$2,647

Operating current lease liabilities	892
Operating noncurrent lease liabilities	2,169
Total operating lease liabilities	$3,061

Other information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	270
Weighted-average remaining lease term - operating leases	3.3 years
Weighted-average discount rate - operating leases	7.77%

Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Litigation

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

12.	Agreements Related to Intellectual Property

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

13.	Strategic Research Collaboration

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University will serve as the lead clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of Rocket’s internal pipeline. Rocket agreed to contribute up to $3.5 million for the LCGM expansion of which 40% or $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA. Upon the signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was accrued and expensed in January 2019, when the milestone was met, and paid in April 2019. During the three months ended March 31, 2019, none of the remaining milestones were met with regard to the LCGM.

14.	Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company incurred expenses of $4 and $30 during the three months ended March 31, 2019 and 2018, respectively relating to services provided under this consulting agreement.

During April 2018, the Company entered into a consulting agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $28 and $0 during the three months ended March 31, 2019 and 2018, relating to services provided under this consulting agreement.

15.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2019 and 2018 was $81 and $30, respectively.

16.	Subsequent Events

On April 18, 2019, the Company completed a public offering of 5,175,000 shares of common stock, which includes the full exercise of the underwriters’ option to purchase 675,000 additional shares of its common stock, at a public offering price of $17.50 per share. The gross proceeds to Rocket from the public offering were $90.6 million, less $4.6 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $86.0 million.

On April 30, 2019, the Company announced the California Institute for Regenerative Medicine (“CIRM”) has awarded Rocket a $6.5 million CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Rocket’s IND application for RP-L201 was accepted by the U.S. Food and Drug Administration in November 2018. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled in the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by PI Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc. References to “Inotek” refer to the company prior to the Reverse Merger.

Recent Developments

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. We have clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells and Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”), Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018. Two additional pre-clinical stage LVV programs include Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia; and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. In addition, we have an adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. An IND filing was cleared in Danon disease in early 2019, and human clinical studies will begin in the second quarter of 2019. We have global commercialization and development rights to all of our product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which we currently only have development rights.

On April 18, 2019, we announced the closing of a public offering of 5,175,000 shares of common stock, which includes the full exercise of the underwriters’ option to purchase 675,000 additional shares of our common stock, at a public offering price of $17.50 per share. The gross proceeds to Rocket from the public offering were approximately $90.6 million, less $4.6 million of offering costs, commissions, legal and other expenses for a net proceeds from the offering of $86.0 million. SVB Leerink LLC, Evercore Group L.L.C. and William Blair & Company, L.L.C., acted as joint book-running managers for the offering. Oppenheimer & Co. acted as lead manager for the offering. Pursuant to the underwriting agreement executed in connection with the offering, the Company’s executive officers and directors, and certain other shareholders entered into agreements providing for a 90-day “lock-up” period with respect to sales of the Company’s common stock, subject to certain exceptions.

On April 30, 2019, the Company announced the California Institute for Regenerative Medicine (“CIRM”) has awarded Rocket a $6.5 million CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Rocket’s IND for RP-L201 was accepted by the U.S. Food and Drug Administration in November 2018.  Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled in the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by PI Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. The trial will evaluate the safety and efficacy of the infusion of autologous hematopoietic stem cells transduced with a lentiviral vector encoding the ITGB2 gene.

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

We believe that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy have created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The U.S. Food and Drug Administration (“FDA”) approval of Novartis’s treatment for pediatric acute lymphoblastic leukemia indicates that there is a regulatory pathway forward for gene therapy products.

Pipeline Overview

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, LAD-I, PKD, and IMO.

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Fanconi Anemia Complementation Group A (FANCA):

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

We currently have one LVV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in a Rocket-sponsored Phase 1 clinical trial treating FA patients initially at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford University”). A modified process under an Investigational Medicinal Product Dossier (“IMPD”), is being studied in a trial sponsored by CIEMAT. We are entitled to the data from this clinical study and have the commercial rights to the drug being studied under this IMPD.

We submitted an IND to initiate clinical studies of RP-L102 in the U.S. in September 2018 and were notified by the FDA of its clearance in November 2018.  The clinical trial will evaluate “Process B” RP-L102 which incorporates a modified cell enrichment process, transduction enhancers, and commercial-grade vector manufacturing and cell processing. In March 2019, the Company announced that the first patient has been dosed in the open-label, Phase 1 clinical trial of RP-L102, the Company’s LVV based gene therapy for the treatment of FA. The patient was dosed at Stanford University, the lead U.S. clinical site.

The Phase 1 clinical trial of “Process B” RP-L102 is expected to enroll 2 FA pediatric patients at the Center for Definitive and Curative Medicine at Stanford University.  The initial two FA pediatric patients have received treatment on the Phase 1 clinical trial of “Process B” RP-L102 at the Center for Definitive and Curative Medicine at Stanford. “Process B” incorporates a modified cell enrichment process, transduction enhancers, and commercial-grade vector manufacturing and cell processing. The study is designed to assess the safety and tolerability of a single infusion of RP-L102, as well as efficacy endpoints. Preliminary data is expected by the end of 2019.

On April 15, 2019, we announced updated long-term clinical data from the ongoing Phase 1/2 trial of RP-L102, sponsored by Ciemat, for FA that utilizes ‘Process A’ without the use of myeloablative conditioning was presented at the American Society of Cell and Gene Therapy (“ASCGT”) annual meeting. Results for the four patients who have been followed for at least one year and up to three years show increasing and durable engraftment in peripheral blood and bone marrow, and restoration of bone marrow hematopoietic stem cell function, which we believe suggests patients are approaching an FA mosaic phenotype. These long-term data further support the clinical development of RP-L102 as a potential therapeutic option for FA patients as a means of averting bone marrow failure and avoiding the need for a more toxic bone marrow transplantation.

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

Rocket currently has one program targeting LAD-I, RP-L201. RP-L201 is a clinical program that Rocket in-licensed from CIEMAT. The planned open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 is expected to enroll two severe LAD-I patients in the U.S. or E.U. We anticipate receiving initial Phase I clinical data from this trial in the second half of 2019.

Rocket partners with UCLA to lead U.S. clinical development efforts for LAD-I and program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the planned registrational clinical trial for LAD-I.

Pyruvate Kinase Deficiency (PKD):

Red blood cell (“RBC”) PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the RBC glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which RBCs do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong RBC transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the RBC transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed despite the lack of FDA-approved molecularly targeted therapies.

We currently have one LVV-based program targeting PKD, RP-L301. RP-L301 is a preclinical program that we in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT. New market research indicates the application of gene therapy to broader populations could increase the market opportunity from approximately 250 to 500 per year.

In the EU, the PKD program has been discussed with the EMA via a Scientific Advisory meeting in 2016. This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation (“ODD”). A rolling IMPD is expected to be filed in the next few months.  We expect to initiate a Phase 1 clinical trial of RP-L301 in the second half of 2019.

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

In March 2019, Rocket received Rare Pediatric Disease designation from the FDA for RP-L401 for the treatment of IMO. The FDA defines a "rare pediatric disease" as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a Sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Rocket has partnered with UCLA to lead U.S clinical development efforts for the IMO program and UCLA is serving as the lead U.S clinical site for IMO.

AAV Program:

Overview of Danon Disease

Danon disease is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. RP-A501 is in preclinical development as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU, however new market research is being performed and the prevalence of patients may be updated in the future. Danon disease is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other Danon disease symptoms can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of Danon disease.

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

In January 2019, we announced the clearance of our IND application by the FDA for RP-A501. We anticipate initiating our Phase 1 clinical study of RP-A501 for Danon disease in the second quarter of 2019. University of California San Diego Health will be the initial and lead center for the planned Phase 1 clinical trial. In February 2019, we were notified by the FDA that we were granted Fast Track designation for RP-A501.

On April 15, 2019, we announced additional preclinical data at the ASCGT annual meeting, indicating that high vector copy number (“VCN”), in Danon disease-relevant organs in both mice and non-human primates (“NHN’s”), with high concentrations in heart and liver tissue (for NHP, cardiac VCN was approximately 10 times higher on average than in skeletal muscle and central nervous system), which is consistent with reported results in several studies of heart tissue across different species. There were no treatment-related adverse events or safety issues up to the highest dose.

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

We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process with defined criteria to identify target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2019, Rocket raised net cash proceeds of approximately $195.2 million from investors through both equity and convertible debt financing to fund operating activities. On April 18, 2019, Rocket closed a public offering of common stock of 5,175,000 shares of common stock and received net proceeds of approximately $86.0 million.  As of April 30, 2019, we had cash, cash equivalents and investments of $273.1 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket had net losses of $74.5 million for the year ended December 31, 2018 and $19.5 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $125.3 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Financial Overview

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Our research and development program (“R&D”) expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:

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

Our direct research and development expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•	salaries and personnel-related costs, including benefits, travel and share-based compensation, for our scientific personnel performing research and development activities;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation expense and;
•	laboratory supplies and equipment used for internal research and development activities.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related benefit costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities.  We expect general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Expense

Interest expense is related to Rocket’s 2021 Convertible Notes, which are due in August 2021.

Interest Income

Interest income is related to interest earned from investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S.. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K filed for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019, except as otherwise described below.

Refer to Part 1, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Financial Statements for disclosures regarding estimates and judgments relating to leases.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$15,137	$5,743	$9,394
General and administrative	3,808	8,662	(4,854)
Total operating expenses	18,945	14,405	4,540
Loss from operations	(18,945)	(14,405)	(4,540)
Research and development incentives	250	186	64
Interest expense	(1,604)	(1,427)	(177)
Interest and other income net	601	288	313
Accretion of discount on investments	247	15	232
Total other expense net	(506)	(938)	432
Net loss	$(19,451)	$(15,343)	$(4,108)

Research and Development Expenses

R&D expenses increased from $9.4 million to $15.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increases was primarily a result of increases in manufacturing and process development expenses of $5.5 million, an increase in research agreement expenses of $1.9 million, primarily due to the $1.4 million milestone expense on the Stanford Laboratory for Cell and Gene Therapy (“LCGM”), and an increase in compensation and benefits of $1.0 million due to increased R&D headcount.

General and Administrative Expenses

G&A expenses decreased from $4.9 million to $3.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in G&A was primarily driven by a decrease in stock compensation expense of $2.3 million and a decrease in compensation and benefits of $1.9 million. The decreases in stock compensation expense and compensation and benefits as compared to March 31, 2018 is due to compensation, severance and other expenses associated with the merger which were incurred in the three months ended March 31, 2018.

Other Expense

Other expense decreased by $0.4 million to $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, which was primarily due to an increase in interest and accretion income of $0.5 million, offset by an increase in interest expense of $0.2 million.  The increase in interest expense is due to the assumption by the Company of the 2021 Convertible Notes in connection with the Reverse Merger. The increase in interest income is due to interest on the Company’s investments.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(15,977)	$(11,601)
Cash provided by investing activities	29,175	86,078
Cash provided by financing activities	-	78,518
Net change in cash, cash equivalents and restricted cash	$13,198	$152,995

Operating Activities

During the three months ended March 31, 2019, operating activities used $16.0 million of cash, primarily resulting from our net loss of $19.5 million offset by net changes in our operating assets and liabilities of $0.6 million and net non-cash charges of $4.1 million, including share-based compensation expense of $3.2 million. Changes in Rocket’s operating assets and liabilities for the three months ended March 31, 2019 consisted of increases in operating lease liabilities of $0.2 million,  prepaid expenses and other current assets of $0.3 million and accounts payable and accrued expenses of $0.1 million.

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

Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities was $29.2 million, consisting of proceeds of $29.9 million from the maturities of investments, offset by purchases of property and equipment of $0.8 million.

During the three months ended March 31, 2018, net cash provided by investing activities was $86.1 million, consisting primarily of $76.3 million of cash acquired in connection with the Reverse Merger and $9.7 million from the maturities of short-term investments.

Financing Activities

During the three months ended March 31, 2019, there was no net cash provided by financing activities.

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

As of March 31, 2019, we had cash, cash equivalents and investments of $196.6 million. On April 18, 2019, Rocket closed a public offering of common stock of 5,175,000 shares of common stock and received net proceeds of approximately $86.0 million. Considering the proceeds from the public offering, Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021.

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

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Note 11 of our “Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $196.6 million at March 31, 2019, consisting primarily of funds in a money market account, and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline. The following Risk Factors are consistent with those previously disclosed in the 2018 Form 10-K.

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

We have incurred net losses since our inception. We incurred net losses of $19.5 million and $15.3 million for the three months ended March 31, 2019 and 2018, respectively, and $74.5 million and $19.6 million for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $125.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from G&A costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2019, our cash, cash equivalents and investments was $196.6 million. Our future capital requirements will depend on many factors, including:

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

Risks Related to Product Regulatory Matters

Our gene therapy product candidates are based on novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a few gene therapy products have been approved in the U.S. and the E.U.

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

Our experience with clinical trials has been limited. Our clinical programs to date have been performed under an IMPD, in Spain sponsored by CIEMAT, and in the U.S. sponsored by Hutch. The clinical trials performed by these sponsors were for a lentiviral treatment for FA, a rare mutation of the FANC-A gene. We have now initiated Rocket-sponsored clinical trials for FA and LAD-I, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:

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

Our FA gene therapy treatment was studied in clinical trials conducted by our partners. We have now initiated Rocket sponsored clinical trials for FA and LAD-I, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our other gene therapy programs are in the preclinical stages. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in our clinical studies or for any future subjects in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. We cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of our product candidates.

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

We may never obtain FDA or EMA approval for any of our product candidates in the U.S. or the EU, and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize our full market potential.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to attractive development programs. Any such problems could also result in a decision to abandon or write off prior investments, which could result in significant accounting charges for impairment of previously capitalized expenditures. Problems in third-party manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our manufacturing agreements with third parties be terminated for any reason, there may be a limited number of manufacturers who would be suitable replacements and it could take a significant amount of time to transition the manufacturing to a replacement.

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

As of May 3, 2019, we had 40 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

We engage in various commercial relationships outside the U.S. and we may commercialize our product candidates outside of the U.S. In many foreign countries, it is common for others to engage in business practices that are prohibited by U.S. laws and regulations applicable to us, including the Foreign Corrupt Practices Act. Although we may implement policies and procedures specifically designed to comply with these laws and policies, there can be no assurance that our employees, contractors and agents will comply with these laws and policies. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be harmed.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since January 2017, the Trump administration has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or (“U.S. PTO”), and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Presently we have rights to intellectual property, through licenses from third parties and under patents that we own, used to develop our gene therapy product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

ROCKET PHARMACEUTICALS, INC.

May 9, 2019	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2019	By:	/s/ John Militello
John Militello
Controller
(Principal Financial and Accounting Officer)