Form 10-Q
period 2019-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2019-08-08
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 50,348,435 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 (“Form 10-Q”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);

•	the timing of and our ability to submit regulatory filings to the FDA and to obtain and maintain FDA or other regulatory authority approval of our product candidates;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;

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

•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future may do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	anticipated trends and challenges in our business and the markets in which we operate;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those indicated by these forward-looking statements, including, without limitation: the possibility that we may experience slower than expected clinical site initiation or slower than expected identification and enrollment of evaluable patients; the potential for delays or problems in analyzing data or the need for additional analysis, data or patients; the potential that future pre-clinical and clinical results may not support further development of our product candidates; the potential for unexpected adverse events in the conduct of one of our clinical trials to impact our ability to continue the clinical trial or further development of a product candidate; the risk that we may encounter other unexpected hurdles or issues in the development and manufacture of our product candidates that may impact our cost, timing or progress, as well as those risks more fully discussed in the “Risk Factors” section in this prospectus, the section of any accompanying prospectus supplement entitled “Risk Factors” and the risk factors and cautionary statements described in other documents that we file from time to time with the SEC, specifically under “Item 1A: Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the period ended December 31, 2018, and our Current Reports on Form 8-K.

Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake to update any forward-looking statements after the date of this prospectus or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,833	$111,355
Investments	192,950	94,375
Prepaid expenses and other assets	5,846	3,358
Total current assets	263,629	209,088
Property and equipment, net	9,844	2,027
Goodwill	30,815	30,815
Restricted cash	1,525	1,436
Deposits	455	545
Operating lease right-of-use assets	2,452	-
Investments	-	7,402
Total assets	$308,720	$251,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,168	$15,372
Operating lease liabilities, current	913	-
Total current liabilities	15,081	15,372
Convertible notes, net of unamortized discount	43,180	41,447
Operating lease liabilities, non-current	1,933	-
Other liabilities	22	457
Total liabilities	60,216	57,276
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 50,332,435 and 45,194,736 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	503	452
Treasury stock, at cost, 22,308 and 50,000 common shares at June 30, 2019 and December 31, 2018, respectively	(344)	(668)
Additional paid-in capital	392,205	300,253
Accumulated other comprehensive income (loss)	144	(127)
Accumulated deficit	(144,004)	(105,873)
Total stockholders’ equity	248,504	194,037
Total liabilities and stockholders’ equity	$308,720	$251,313

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	13,989	10,772	29,126	16,525
General and administrative	4,403	4,100	8,211	12,752
Total operating expenses	18,392	14,872	37,337	29,277
Loss from operations	(18,392)	(14,872)	(37,337)	(29,277)
Research and development incentives	-	-	250	186
Interest expense	(1,544)	(1,363)	(3,148)	(2,834)
Interest and other income, net	1,000	468	1,601	815
Accretion of discount on investments	256	-	503	-
Net loss	$(18,680)	$(15,767)	$(38,131)	$(31,110)
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(0.40)	$(0.81)	$(0.82)
Weighted-average common shares outstanding - basic and diluted	49,267,247	39,483,006	47,206,480	37,954,972

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(18,680)	$(15,767)	$(38,131)	$(31,110)
Other comprehensive loss
Net unrealized gain (loss) on investments	233	(89)	271	(79)
Total comprehensive loss	$(18,447)	$(15,856)	$(37,860)	$(31,189)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands except share amounts)
(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Stock repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on marketable securities	-	-	-	-	38	-	38
Stock-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	451	-	302,039	(89)	(125,324)	177,077

Issuance of common stock, net of issuance costs	5,175,000	52	-	86,028	-	-	86,080
Issuance of common stock pursuant to exercise of stock options	42,998	-	-	-	-	-	-
Net exercise of options	-	-	(344)	-	-	-	(344)
Unrealized comprehensive gain on marketable securities	-	-	-	-	233	-	233
Stock-based compensation	-	-	-	4,138	-	-	4,138
Net loss	-	-	-	-	-	(18,680)	(18,680)
Balance at June 30, 2019	50,332,435	$503	$(344)	$392,205	$144	$(144,004)	$248,504

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$5,340	$-	$(31,355)	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	41,272	-	-	-
Exchange of common shares in connection with the Merger	-	-	-	-	6,805,608	68	85,992	-	-	86,060
Issuance of common shares, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	78,455	-	-	78,518
Issuance of common shares pursuant to settlement of restricted stock units	-	-	-	-	1,875	1	(1)	-	-	-
Unrealized gain on short term investments	-	-	-	-	-	-	-	10	-	10
Stock-based compensation	-	-	-	-	-	-	5,382	-	-	5,382
Net loss	-	-	-	-	-	-	-	-	(15,343)	(15,343)
Balance at March 31, 2018	-	-	-	-	39,403,898	394	216,440	10	(46,698)	170,146

Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	41,093	-	-	-	-	-
Issuance of common stock pursuant to settlement of stock option exercises	-	-	-	-	61,536	1	(1)	-	-	-
Unrealized comprehensive loss on marketable securities	-	-	-	-	-	-	-	(89)	-	(89)
Stock-based compensation	-	-	-	-	-	-	2,786	-	-	2,786
Net loss	-	-	-	-	-	-	-	-	(15,767)	(15,767)
Balance at June 30, 2018	-	$-	-	$-	39,506,527	$395	$219,225	$(79)	$(62,465)	$157,076

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Operating Activities:
Net loss	$(38,131)	$(31,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	1,733	1,454
Increase in lease liability	-	(109)
Depreciation expense	204	157
Stock-based compensation expense	7,319	8,168
Loss on disposal of property and equipment	-	205
Accretion of discount on investments	(503)	(118)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,398)	(651)
Accounts payable and accrued expenses	(2,265)	665
Operating lease liabilities	(40)	-
Net cash used in operating activities	(34,081)	(21,339)
Investing activities:
Cash acquired in connection with the Reverse Merger	-	76,348
Purchases of investments	(140,336)	(118,819)
Proceeds from maturities of investments	49,936	21,232
Proceeds from sale of property and equipment	-	20
Purchases of property and equipment	(7,305)	(117)
Net cash used in investing activities	(97,705)	(21,336)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	86,080	78,518
Common stock repurchase	(727)	-
Net cash provided by financing activities	85,353	78,518
Net change in cash, cash equivalents and restricted cash	(46,433)	35,843
Cash, cash equivalents and restricted cash at beginning of period	112,791	18,349
Cash, cash equivalents and restricted cash at end of period	$66,358	$54,192

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$716	$-
Retirement of treasury stock	$1,395	$-
Net exercise of options	$344	$-
Unrealized gain (loss) on investments	$271	$(79)
Conversion of convertible preferred stock into common stock	$-	$41,466
Supplemental cash flow information:
Cash paid for interest	$1,495	$1,495

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. The Company has clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells and Leukocyte Adhesion Deficiency-I (“LAD-I ”), a genetic disorder that causes the immune system to malfunction. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”), Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018. Two additional pre-clinical stage LVV programs include Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia; and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption.  In addition, the Company has an adeno-associated virus (“AAV”), program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. An IND filing was cleared in Danon disease in early 2019 and human clinical studies began in the second quarter of 2019. The Company has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program for which the Company currently only has development rights.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $144.0 million as of June 30, 2019. As of June 30, 2019, the Company has $257.8 million of cash, cash equivalents and investments. During the six months ended June 30, 2019, the Company received net proceeds of $86.1 million from the completion on April 18, 2019 of a public offering of 5,175,000 shares of common stock. Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 and any other interim periods or any future year or period.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“US GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, the accrual of research and development expenses, the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those disclosed in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 11 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$64,833	$111,355
Restricted cash	1,525	1,436
	$66,358	$112,791

Leases

The Company adopted ASU 2016-02, Leases (“ASU 2016-02”), as amended, on January 1, 2019, which supersedes the current leasing guidance and upon adoption, requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases are capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

The Company adopted ASU 2016-02, including several practical expedients, on January 1, 2019. The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of 12 months or less will not follow the recognition and measurement requirements of the new standard. Upon adoption, the Company recognized total right-of-use assets of $2.6 million, with corresponding liabilities of $3.1 million on the consolidated balance sheets, including the reclassification of $0.5 million from deferred rent to right-of-use assets.

See Note 11 “Commitments and Contingencies” for additional disclosures in accordance with the new lease standard.

Government Grants

Research and development expense is presented net of reimbursements from the California Institute for Regenerative Medicine (“CIRM”), which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with the CIRM conditions and will receive the reimbursement.  During the three months ended June 30, 2019, we offset $0.8 million of grant funds against research and development expenses (see Note 14).

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$30,905	$-	$-	$30,905
United States Treasury securities (included in cash and cash equivalents)	9,985	-	-	9,985
	40,890	-	-	40,890
Current:
United States Treasury securities	121,946	-	-	121,946
Government Bonds	-	35,754	-	35,754
Corporate Bonds	-	26,250	-	26,250
Municipal Bonds	-	9,000	-	9,000
Investments	121,946	71,004	-	192,950

	$162,836	$71,004	$-	$233,840

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$30,552	$-	$-	$30,552

United States Treasury securities	101,777	-	-	101,777
Investments	101,777	-	-	101,777

	$132,329	$-	$-	$132,329

The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The company classifies its Government, Corporate and Municipal Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service. The fair value of the 2021 Convertible Notes as of June 30, 2019 was $46.9 million.

5.	Property and Equipment

The Company’s property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Laboratory equipment	$1,850	$1,556
Leasehold improvements	29	29
Furniture and fixtures	273	273
Computer equipment	179	179
Construction in progress	8,196	469
	10,527	2,506
Less: accumulated depreciation	(683)	(479)
	$9,844	$2,027

Construction in progress comprises costs associated with the build out of the Company’s research facilities under an operating lease in Cranbury, NJ. See Note 11 “Commitments and Contingencies” for additional disclosures. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million of depreciation expense, respectively. During the three and six months ended June 30, 2018, the Company recognized $74,000 and $0.1 million of depreciation expense, respectively.

6.	Accounts Payable and Accrued Expenses

At June 30, 2019 and December 31, 2018, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Research and development	$9,439	$10,414
Construction in progress	788	-
Government grant payable	548	534
Professional fees	665	690
Accrued interest	1,241	1,241
Bonus	1,021	1,774
Other	234	589
Accrued vacation	232	130
	$14,168	$15,372

7.	Debt

On January 4, 2018, in connection with the Reverse Merger, the Company assumed the obligations of Inotek Pharmaceuticals Corporation (“Inotek”) under its outstanding convertible notes, with an aggregate principal value of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured, and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of June 30, 2019 and December 31, 2018.As of June 30, 2019, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of June 30, 2019:

Principal amount	$52,000
Discount	(8,820)
Carrying value as of June 30, 2019	$43,180

Accretion of the 2021 Convertible Notes discount was $0.8 million and $1.7 million for the three and six months ended June 30, 2019, respectively. Accretion of the 2021 Convertible Notes discount was $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively.

8.	Stock Based Compensation

Stock Option Valuation

Effective July 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The table below for the six months ended June 30, 2019 is post adoption of ASU 2018-07. The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors for the six months ended June 30, 2019 and the stock options granted to employees and directors for the six months ended June 30, 2018 were as follows:

	Six Months Ended June 30,
	2019	2018

Risk-free interest rate	2.57%	2.60%
Expected term (in years)	5.79	5.78
Expected volatility	74.99%	88.60%
Expected dividend yield	0.00%	0.00%
Exercise price	$15.01	$17.63
Fair value of common stock	$15.01	$17.63

The following table for the six months ended June 30, 2018 is before the adoption of ASU 2018-07. The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to non-employees and directors for the six months ended June 30, 2018 were as follows:

Six Months Ended June 30, 2018

Risk-free interest rate	2.74%
Expected term (in years)	10.00
Expected volatility	83.79%
Expected dividend yield	0.00%
Exercise price	$18.75
Fair value of common stock	$18.75

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the six months ended June 30, 2019 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	8,615,997	$4.48	7.51	$94,474
Granted	1,175,866	15.01	9.79
Exercised	(62,699)	1.81		1,389
Forfeited	(296,589)	6.50
Outstanding as of June 30, 2019	9,432,575	$5.75	7.55	$92,783

Options vested and exercisable as of June 30, 2019	6,949,270	$2.55	6.92	$88,373
Options unvested as of June 30, 2019	2,483,305	$14.69	9.20

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised and exercisable as of June 30, 2019 and 2018 was $88,373 and $119,000 respectively.

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2019 and 2018 was $9.90 and $12.93, respectively.

The total fair value of options vested during the six months ended June 30, 2019 and 2018 was $35.7 million and $41.8 million, respectively.

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$2,252	$1,403	$3,818	$3,610
General and administrative	1,886	1,382	3,501	4,558
Total stock based compensation expense	$4,138	$2,785	$7,319	$8,168

As of June 30, 2019, the Company had an aggregate of $22.3 million of unrecognized stock-based compensation cost, which is expected to be recognized over the weighted average period of 1.92 years.

9.	Stockholders’ Equity

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

The Company has 14,102 warrants outstanding as of June 30, 2019, convertible into 14,102 shares of common stock at an exercise price of $24.82 per share, and expiring on June 28, 2023.

On April 18, 2019, the Company completed a public offering of 5,175,000 shares of common stock, which includes the full exercise of the underwriters’ option to purchase an additional 675,000 shares of its common stock, at a public offering price of $17.50 per share. The gross proceeds to Rocket from the public offering were $86.1 million after deducting $4.5 million of offering costs, commissions, legal and other expenses for net proceeds from the gross proceeds from the offering of $90.6 million.

On June 25, 2019, the Company recorded treasury stock of $0.3 million for the payroll tax liability of an option exercise. The related payroll tax liability is included in the balance sheet within accounts payable and accrued expenses.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(18,680)	$(15,767)	$(38,131)	$(31,110)
Denominator:
Weighted-average common shares outstanding - basic and diluted	49,267,247	39,483,006	47,206,480	37,954,972
Net loss per share- basic and diluted	$(0.38)	$(0.40)	$(0.81)	$(0.82)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,948	1,620,948	1,620,948	1,620,948
Warrants exercisable for common shares	14,102	14,102	14,102	14,102
Options to purchase common shares	9,432,575	8,870,004	9,432,575	8,870,004
	11,067,625	10,505,054	11,067,625	10,505,054

11.	Commitments and Contingencies

Operating Leases

On August 14, 2018, Rocket entered into a lease for office space, process development, research activities and manufacturing to support the Company’s pipeline in Cranbury, NJ. The NJ Lease Agreement was subsequently amended on June 26, 2019. The amendment to the NJ Lease increased by 10,000 square feet the space rental by the Company to 102,000 square feet and adjusted the lease payment date of rent for the full building (“Lease Payment Date”) and the beginning of the term of the lease to September 1, 2019.  The NJ Lease Agreement has a term of 15 years from the Lease Payment Date, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $26.5 million over the 15-year term of the lease. The Company delivered a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets. The Company entered into the lease prior to the building being available for use as the building construction was not complete. The Company has determined it does not control the leased asset prior to the Lease Payment Date, but is involved with the design and construction of the space in selecting building designs, general contractors, and funding certain construction costs.

The total restricted cash balance for the Company’s operating leases at June 30, 2019 and December 31, 2018 was $1.0 million and $1.4 million, respectively.

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

Lease cost	June 30, 2019
Operating lease cost	$501
Total lease cost	$501

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of June 30, 2019:

Maturity of Lease Liabilities	June 30, 2019
2019 (remaining six months)	$546
2020	1,103
2021	894
2022	572
2023	73
Total future minimum lease payments	$3,188
Less: Imputed interest	(342)
Present value of future minimum lease payments	$2,846

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments as of June 30, 2019 were as follows:

2019 (remaining six months)	$987
2020	1,970
2021	1,907
2022	1,757
2023	1,618
Thereafter	20,144
Total	$28,383

Leases	June 30, 2019

Operating right-of-use assets	$2,452

Operating current lease liabilities	913
Operating noncurrent lease liabilities	1,933
Total operating lease liabilities	$2,846

Other information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$542
Weighted-average remaining lease term - operating leases	3.1 years
Weighted-average discount rate - operating leases	7.77%

Rent expense was $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.  Rent expense was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

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

12.	Agreements Related to Intellectual Property

The Company has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities has no alternative future uses.

13.	Strategic Research Collaboration

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University will serve as the lead clinical trial research center in the U.S. for the planned FA registrational trial and would also be the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of Rocket’s internal pipeline. Rocket agreed to contribute up to $3.5 million for the LCGM expansion of which 40% or $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA. Upon the signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was accrued and expensed in January 2019, when the milestone was met, and paid in April 2019. During the six months ended June 30, 2019, none of the remaining milestones were met with regard to the LCGM.

14.	CIRM Grant

On April 30, 2019, the Company announced the California Institute for Regenerative Medicine (“CIRM”) awarded Rocket up to a $6.5 million CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. On July 1, 2019, the Company received the first cash advance from CIRM of $0.8 million. The CIRM grant receipts will be treated as an offset against R&D expenses as reimbursable expenses are incurred.  As of June 30, 2019, the Company recorded a receivable and reduction of R&D expenses of $0.8 million for the reimbursable expenses incurred prior to June 30, 2019.

15.	Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company incurred expenses of $3,600 and $149,293 during the six months ended June 30, 2019 and 2018, respectively and expenses of $3,600 and $35,000 during the three months ended June 30, 2019 and 2018, respectively relating to services provided under this consulting agreement.

During April 2018, the Company entered into a consulting agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27,500 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $55,000 for the six months ended June 30, 2019 and 2018, respectively and $27,500 for the three months ended June 30, 2019 and 2018, respectively, relating to services provided under this consulting agreement.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the six months ended June 30, 2019 and 2018 was $125,204 and $57,995, respectively and $43,580 and $35,130 for the three months ended June 30, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 8, 2019, or our 2018 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Recent Developments

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. We have clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells and Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”), Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018. . Two additional pre-clinical stage LVV programs include Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia; and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption.  In addition, we have an adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. An IND filing was cleared in Danon disease in early 2019, and human clinical studies began in the second quarter of 2019. We have global commercialization and development rights to all of our product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program (described below) for which we currently only have development rights.

On April 18, 2019, we completed a public offering of 5,175,000 shares of common stock, which includes the full exercise of the underwriters’ option to purchase an additional 675,000 shares of our common stock, at a public offering price of $17.50 per share. The net proceeds to Rocket from the public offering were approximately $86.1 million, after deducting $4.5 million of offering costs, commissions, legal and other expenses from the gross proceeds from the offering of $90.6 million. SVB Leerink LLC, Evercore Group L.L.C. and William Blair & Company, L.L.C., acted as joint book-running managers for the offering. Oppenheimer & Co. acted as lead manager for the offering.  Pursuant to the underwriting agreement executed in connection with the offering, the Company’s executive officers and directors, and certain other stockholders entered into agreements providing for a 90-day “lock-up” period with respect to sales of the Company’s common stock, subject to certain exceptions.

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded Rocket up to $6.5 million CLIN2 grant award to support the clinical development of gene therapy for LAD-I.  Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA.  On July 1, 2019, we received the first grant from CIRM of $0.8 million.

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

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Fanconi Anemia Complementation Group A (FANCA):

FA, a rare and life-threatening DNA-repair disorder, generally arises from a mutation in a single FA gene. An estimated 60% to 70% of cases arise from mutations in the Fanconi-A (“FANCA”) gene, which is the focus of the current Rocket program.  FA results in bone marrow failure, developmental abnormalities, myeloid leukemia and other malignancies, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life.

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

Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ hematopoietic stem cell (“HSCs”), which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and European Union (“EU”) is estimated to be about 2,000, and given the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now thought to be in the 400-500 range, or at least double previous estimates.

We currently have one LVV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in a Rocket-sponsored Phase 1 clinical trial treating FA patients initially at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford University”). A modified process under an Investigational Medicinal Product Dossier (“IMPD”), is being studied in a trial sponsored by CIEMAT. We are entitled to the data from this clinical study and have the commercial rights to the drug being studied under this IMPD.

We submitted an IND to initiate clinical studies of RP-L102 in the U.S. in September 2018 and were notified by the FDA of its clearance in November 2018.  The clinical trial will evaluate “Process B” RP-L102 which incorporates a modified cell enrichment process, transduction enhancers, and commercial-grade vector manufacturing and cell processing. The initial two FA pediatric patients have received treatment on the Phase 1 clinical trial of “Process B” RP-L102 at Stanford University. The study is designed to assess the safety and tolerability of a single infusion of RP-L102, as well as efficacy endpoints. Preliminary data is expected by the fourth quarter of 2019.

On April 29, 2019, long-term updated clinical data from the ongoing Phase 1/2 trial of RP-L102, sponsored by CIEMAT, for FA that utilizes ‘Process A’ without the use of myeloablative conditioning, was presented at the American Society of Cell and Gene Therapy (“ASCGT”) annual meeting. Results for the four patients who have been followed for at least one year and up to three years show increasing and durable engraftment in peripheral blood and bone marrow, and restoration of bone marrow hematopoietic stem cell function.

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

Rocket currently has one program targeting LAD-I, RP-L201. RP-L201 is a clinical program that Rocket in-licensed from CIEMAT. The planned open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 is expected to enroll two severe LAD-I patients in the U.S. or E.U. and will assess the safety and tolerability of RP-L201.  The Phase 1 portion of the registrational trial is underway with the first patient’s cells harvested in the second quarter.  Preliminary data will be presented in the fourth quarter.

Rocket partners with UCLA to lead U.S. clinical development efforts for LAD-I and program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I.

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

This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation (“ODD”). Initiation of the Phase 1 clinical trial of RP-L301 is anticipated in the fourth quarter of 2019.

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

Rocket currently has one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that Rocket in-licensed from Lund University, Sweden. This program has been granted ODD from the FDA.  In March 2019, Rocket received Rare Pediatric Disease designation from the FDA for RP-L401 for the treatment of IMO. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Rocket has partnered with UCLA to lead U.S clinical development efforts for the IMO program and UCLA is serving as the lead U.S. clinical site for IMO.

AAV Program:

Overview of Danon Disease

Danon disease is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. RP-A501 is in development as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU, however new market research is being performed and the prevalence of patients may be updated in the future. Danon disease is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other Danon disease symptoms can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of Danon disease.

In January 2019, we announced the clearance of our IND application by the FDA for RP-A501. We dosed the first patient initiating our Phase 1 clinical trial of RP-A501 for Danon disease in the second quarter of 2019. University of California San Diego Health is the initial and lead center for the Phase 1 clinical trial. In February 2019, we were notified by the FDA that we were granted Fast Track designation for RP-A501.

On May 2, 2019, we presented additional preclinical data at the ASCGT annual meeting, indicating that high vector copy number (“VCN”), in Danon disease-relevant organs in both mice and non-human primates (“NHN’s”), with high concentrations in heart and liver tissue (for NHP, cardiac VCN was approximately 10 times higher on average than in skeletal muscle and central nervous system), which is consistent with reported results in several studies of heart tissue across different species. There were no treatment-related adverse events or safety issues up to the highest dose.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2019, Rocket raised net cash proceeds of approximately $294.5 million from investors through both equity and convertible debt financing to fund operating activities. As of June 30, 2019, we had cash, cash equivalents and investments of $257.8 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket had net losses of $74.5 million for the year ended December 31, 2018 and $38.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $144.0 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Our direct research and development expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•	salaries and personnel-related costs, including benefits, travel and stock-based compensation, for our scientific personnel performing research and development activities;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation expense and;
•	laboratory supplies and equipment used for internal research and development activities.

Our research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development. As a result, we expect that research and development expenses will increase substantially over the next several years as we increase personnel costs, including stock-based compensation, supports ongoing clinical studies, seeks to achieve proof-of-concept in one or more product candidates, advances preclinical programs to clinical programs, and prepares regulatory filings for product candidates.

We cannot determine with certainty the duration and costs to complete current or future clinical studies of product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, patents, consulting, investor and public relations, auditing and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities.  We expect general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Expense

Interest expense is related to Rocket’s 2021 Convertible Notes, which are due in August 2021.

Interest Income

Interest income is related to interest earned from investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S.  The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K filed for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019, except as otherwise described below.

Refer to Part 1, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for disclosures regarding estimates and judgments relating to leases.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of operations for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$13,989	$10,772	$3,217
General and administrative	4,403	4,100	303
Total operating expenses	18,392	14,872	3,520
Loss from operations	(18,392)	(14,872)	(3,520)
Research and development incentives	-	-	-
Interest expense	(1,544)	(1,363)	(181)
Interest and other income net	1,000	468	532
Accretion of discount on investments	256	-	256
Total other expense net	(288)	(895)	607
Net loss	$(18,680)	$(15,767)	$(2,913)

Research and Development Expenses

R&D expenses increased $3.2 million to $14.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily a result of an increase in clinical trial expenses of $2.1 million as the Phase 1 clinical trials commenced for FA and Danon disease; an increase in license expenses of $1.1 million; an increase in stock compensation expense of $0.8 million; offset by a decrease in preclinical research of $1.3 million.

General and Administrative Expenses

G&A expenses increased $0.3 million to $4.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in G&A was primarily driven by an increase in stock compensation expense of $0.5 million and an increase in compensation and benefits expense of $0.4 million; offset by decreases in consulting, legal and other G&A expenses of $0.6 million.

Other Expense

Other expense decreased $0.6 million to $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily due to an increase in interest and accretion income of $0.8 million, offset by an increase in interest expense of $0.2 million.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of operations for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$29,126	$16,525	$12,601
General and administrative	8,211	12,752	(4,541)
Total operating expenses	37,337	29,277	8,060
Loss from operations	(37,337)	(29,277)	(8,060)
Research and development incentives	250	186	64
Interest expense	(3,148)	(2,834)	(314)
Interest and other income net	1,601	815	786
Accretion of discount on investments	503	-	503
Total other expense net	(794)	(1,833)	1,039
Net loss	$(38,131)	$(31,110)	$(7,021)

Research and Development Expenses

R&D expenses increased $12.6 million to $29.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily a result of increase in manufacturing and process development expenses of $4.7 million; increase in clinical trials expense of $2.5 million as the Phase I clinical trials commenced for FA and Danon disease; increase in compensation expense of $1.7 million as R&D headcount increased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018; an increase in license expense of $1.0 million and an increase in stock compensation expense of $1.0 million.

General and Administrative Expenses

G&A expenses decreased $4.5 million to $8.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Included in G&A for the six months ended June 30, 2018 were merger-related expenses of $5.3 million which were incurred for the six months ended June 30, 2018, including stock-based compensation expenses and post-Reverse Merger transition expenses including payroll and severance payments for remaining Inotek employees retained for the post-Reverse Merger transition which were not recurring for the six months ended June 30, 2019.  The decrease in G&A for the six months ended June 30, 2019 was primarily driven by a decrease in stock compensation expense of $1.8 million; a decrease in compensation and benefits of $1.6 million and a decrease in consulting and legal expenses of $0.6 million.

Other Expense

Other expense decreased by $1.0 million to $0.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, which was primarily due to an increase in interest and accretion income of $1.3 million, offset by an increase in interest expense of $0.3 million.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(34,081)	$(21,339)
Cash used in investing activities	(97,705)	(21,336)
Cash provided by financing activities	85,353	78,518
Net change in cash, cash equivalents and restricted cash	$(46,433)	$35,843

Operating Activities

During the six months ended June 30, 2019, operating activities used $34.1 million of cash, primarily resulting from our net loss of $38.1 million offset by net changes in our operating assets and liabilities of $4.7 million and net non-cash charges of $8.8 million, including stock-based compensation expense of $7.3 million and accretion of discount on convertible notes of $1.7 million. Changes in Rocket’s operating assets and liabilities for the six months ended June 30, 2019 consisted of increases in prepaid expenses and other assets of $2.4 million, and accounts payable and accrued expenses of $2.3 million.

During the six months ended June 30, 2018, operating activities used $21.3 million of cash, primarily resulting from our net loss of $31.1 million, partially offset by net non-cash charges of $9.8 million, including stock-based compensation expense of $8.2 million. There was no change in our operating assets and liabilities for the six months ended June 30, 2018 as the increase in accounts payable and accrued expenses of $1.3 million was offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in accrued research and development of $0.6 million.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $97.7 million, consisting of purchases of investments of $140.3 million and purchases of property and equipment of $7.3 million, offset by proceeds of $49.9 million from the maturities of investments.

During the six months ended June 30, 2018, net cash outflow on investing activities was $21.3 million, consisting of purchases of investments of $118.8 million offset by $76.3 million of cash acquired in connection with the Reverse Merger, and $21.2 million from the maturities of investments.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $85.4 million, consisting of proceeds from the issuance of common stock of $86.1 million, offset by share repurchase of $0.7 million.

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

As of June 30, 2019, we had cash, cash equivalents and investments of $257.8 million.  We expect such resources would be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $257.8 million at June 30, 2019, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $18.7 million and $38.1 million for the three and six months ended June 30, 2019, respectively, and $74.5 million and $19.6 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $144.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from G&A costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2019, our cash, cash equivalents and investments was $257.8 million. Our future capital requirements will depend on many factors, including:

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

Even if we successfully complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

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

As of August 6, 2019, we had 41 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 34.0% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2018)

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, (001-36829), filed with the SEC on April 4, 2018)

10.1*†	Amended and Restated Lease Agreement, dated as of June 26, 2019, by and between Rocket Pharmaceuticals, Inc. and Cedar Brook 12 Corporate Center, L.P.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
†	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 8, 2019	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2019	By:	/s/ John Militello
John Militello
Controller
(Principal Financial and Accounting Officer)