Form 10-Q
period 2019-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2019-11-08
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, there were 50,376,030 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended September 30, 2019 (“Form 10-Q”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those indicated by these forward-looking statements, including, without limitation: the possibility that we may experience slower than expected clinical site initiation or slower than expected identification and enrollment of evaluable patients; the potential for delays or problems in analyzing data or the need for additional analysis, data or patients; the potential that future pre-clinical and clinical results may not support further development of our product candidates; the potential for unexpected adverse events in the conduct of one of our clinical trials to impact our ability to continue the clinical trial or further development of a product candidate; the risk that we may encounter other unexpected hurdles or issues in the development and manufacture of our product candidates that may impact our cost, timing or progress, as well as those risks more fully discussed in the “Risk Factors” section in this Form 10-Q, and the risk factors and cautionary statements described in other documents that we file from time to time with the SEC, specifically under “Item 1A: Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the period ended December 31, 2018 (“2018 Form 10-K”), and our Current Reports on Form 8-K.

Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake to update any forward-looking statements after the date of this Quarterly Report or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$89,195	$111,355
Investments	151,366	94,375
Prepaid expenses and other assets	5,030	3,358
Total current assets	245,591	209,088
Property and equipment, net	19,270	2,027
Goodwill	30,815	30,815
Restricted cash	1,525	1,436
Deposits	455	545
Operating lease right-of-use assets	2,254	-
Investments	-	7,402
Total assets	$299,910	$251,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,246	$15,372
Operating lease liabilities, current	935	-
Total current liabilities	22,181	15,372
Convertible notes, net of unamortized discount	44,097	41,447
Operating lease liabilities, non-current	1,691	-
Other liabilities	23	457
Total liabilities	67,992	57,276
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 50,376,030 and 45,194,736 shares issued at September 30, 2019 and December 31, 2018, respectively	503	452
Treasury stock, at cost, 22,308 and 50,000 common shares at September 30, 2019 and December 31, 2018, respectively	(344)	(668)
Additional paid-in capital	394,930	300,253
Accumulated other comprehensive income (loss)	117	(127)
Accumulated deficit	(163,288)	(105,873)
Total stockholders’ equity	231,918	194,037
Total liabilities and stockholders’ equity	$299,910	$251,313

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	14,829	13,065	43,955	29,590
General and administrative	4,336	2,268	12,547	15,021
Total operating expenses	19,165	15,333	56,502	44,611
Loss from operations	(19,165)	(15,333)	(56,502)	(44,611)
Research and development incentives	-	-	250	186
Interest expense	(1,466)	(1,176)	(4,615)	(4,010)
Interest and other income, net	979	420	2,522	1,236
Accretion of discount on investments	368	-	930	-
Net loss	$(19,284)	$(16,089)	$(57,415)	$(47,199)
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(0.40)	$(1.19)	$(1.22)
Weighted-average common shares outstanding - basic and diluted	50,364,649	39,900,551	48,270,771	38,598,304

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(19,284)	$(16,089)	$(57,415)	$(47,199)
Other comprehensive loss
Net unrealized gain (loss) on investments	(27)	(128)	244	(207)
Total comprehensive loss	$(19,311)	$(16,217)	$(57,171)	$(47,406)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands except share amounts)
(unaudited)
				Additional	Accumulated Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Stock repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on marketable securities	-	-	-	-	38	-	38
Stock-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	451	-	302,039	(89)	(125,324)	177,077

Issuance of common stock, net of issuance costs	5,175,000	52	-	86,028	-	-	86,080
Issuance of common stock pursuant to exercise of stock options	42,998	-	-	-	-	-	-
Net exercise of options	-	-	(344)	-	-	-	(344)
Unrealized comprehensive gain on marketable securities	-	-	-	-	233	-	233
Stock-based compensation	-	-	-	4,138	-	-	4,138
Net loss	-	-	-	-	-	(18,680)	(18,680)
Balance at June 30, 2019	50,332,435	503	(344)	392,205	144	(144,004)	248,504

Issuance of common stock pursuant to exercise of stock options	43,595	-	-	31	-	-	31
Unrealized comprehensive loss on marketable securities	-	-	-	-	(27)	-	(27)
Stock-based compensation	-	-	-	2,694	-	-	2,694
Net loss	-	-	-	-	-	(19,284)	(19,284)
Balance at September 30, 2019	50,376,030	$503	$(344)	$394,930	$117	$(163,288)	$231,918

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Income(Loss)	Deficit	Equity
Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$-	$5,340	$-	$(31,355)	$15,519
Conversion of convertible preferred stock into common stock	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	-	41,272	-	-	-
Exchange of common stock in connection with the Merger	-	-	-	-	6,805,608	68	-	85,992	-	-	86,060
Issuance of common stock, net of issuance costs of $5.3 million	-	-	-	-	6,325,000	63	-	78,455	-	-	78,518
Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	1,875	1	-	(1)	-	-	-
Unrealized comprehensive gain on marketable securities	-	-	-	-	-	-	-	-	10	-	10
Stock-based compensation	-	-	-	-	-	-	-	5,382	-	-	5,382
Net loss	-	-	-	-	-	-	-	-	-	(15,343)	(15,343)
Balance at March 31, 2018	-	-	-	-	39,403,898	394	-	216,440	10	(46,698)	170,146

Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	41,093	-	-	-	-	-	-
Issuance of common stock pursuant to settlement of stock option exercises	-	-	-	-	61,536	1	-	(1)	-	-	-
Unrealized comprehensive loss on marketable securities	-	-	-	-	-	-	-	-	(89)	-	(89)
Stock-based compensation	-	-	-	-	-	-	-	2,786	-	-	2,786
Net loss	-	-	-	-	-	-	-	-	-	(15,767)	(15,767)
Balance at June 30, 2018	-	-	-	-	39,506,527	395	-	219,225	(79)	(62,465)	157,076

Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	75,625	-	-	-	-	-	-
Issuance of common stock pursuant to settlement of stock option exercises	-	-	-	-	253,348	3	-	146	-	-	149
Unrealized comprehensive loss on marketable securities	-	-	-	-	-	-	-	-	(128)	-	(128)
Stock-based compensation	-	-	-	-	-	-	-	2,612	-	-	2,612
Net loss	-	-	-	-	-	-	-	-	-	(16,089)	(16,089)
Balance at September 30, 2018	-	$-	-	$-	39,835,500	$398	$-	$221,983	$(207)	$(78,554)	$143,620

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Operating Activities:
Net loss	$(57,415)	$(47,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,650	2,241
Increase in lease liability	-	(180)
Depreciation expense	325	233
Stock-based compensation expense	10,012	10,780
Loss on disposal of property and equipment	-	312
Accretion of discount on investments	(835)	(484)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,583)	511
Accounts payable and accrued expenses	1,978	812
Operating lease liabilities	(62)	-
Net cash used in operating activities	(44,930)	(32,974)
Investing activities:
Cash acquired in connection with the Reverse Merger	-	76,348
Purchases of investments	(150,246)	(141,087)
Proceeds from maturities of investments	101,736	41,255
Proceeds from sale of property and equipment	-	20
Purchases of property and equipment	(14,015)	(570)
Payment of security deposit	-	(287)
Net cash used in investing activities	(62,525)	(24,321)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	86,080	78,518
Proceeds from exercise of options	31	149
Common stock repurchase	(727)	-
Net cash provided by financing activities	85,384	78,667
Net change in cash, cash equivalents and restricted cash	(22,071)	21,372
Cash, cash equivalents and restricted cash at beginning of period	112,791	18,349
Cash, cash equivalents and restricted cash at end of period	$90,720	$39,721

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$3,535	$-
Retirement of treasury stock	$1,393	$-
Net exercise of options	$344	$-
Unrealized gain (loss) on investments	$244	$(207)
Conversion of convertible preferred stock into common stock	$-	$41,466
Supplemental cash flow information:
Cash paid for interest	$2,990	$2,990
Cash paid for income taxes	$-	$2

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. The Company has clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I” ), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”) since the first quarter of 2019.  Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018 and PKD in the third quarter of 2019. Rocket also has a pre-clinical stage LVV program for Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption.  In addition, the Company has a clinical stage adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Company has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program for which the Company currently only has development rights.

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

The Company’s product candidates are in the development and clinical stages. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $163.3 million as of September 30, 2019. As of September 30, 2019, the Company had $240.6 million of cash, cash equivalents and investments. During the nine months ended September 30, 2019, the Company received net proceeds of $86.1 million from the completion on April 18, 2019 of a public offering of 5,175,000 shares of common stock. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019 (“2018 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 and any other interim periods or any future year or period.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“US GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, the accrual of research and development (“R&D”) expenses, the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2018 Form 10-K, except as noted below.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 11 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$89,195	$111,355
Restricted cash	1,525	1,436
	$90,720	$112,791

Leases

The Company adopted ASU 2016-02, Leases (“ASU 2016-02”), as amended, on January 1, 2019, which supersedes the prior leasing guidance and upon adoption, requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Upon the adoption of the guidance, operating leases were capitalized on the balance sheet at the present value of lease payments. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 was calculated using the applicable incremental borrowing rate at the date of adoption.

In adopting ASU 2016-02, the Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also made an accounting policy election to utilize the short-term lease exemption, whereby leases with a term of 12 months or less will not follow the recognition and measurement requirements of the new standard. Upon adoption, the Company recognized total right-of-use assets of $2.6 million, with corresponding liabilities of $3.1 million on the consolidated balance sheets, including the reclassification of $0.5 million from deferred rent to right-of-use assets.

See Note 11 “Commitments and Contingencies” for additional disclosures in accordance with the new lease standard.

Government Grants

Research and development expense is presented net of reimbursements from the California Institute for Regenerative Medicine (“CIRM”), which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with the CIRM conditions and will receive the reimbursement.  During the nine months ended September 30, 2019, we offset $1.1 million of grant funds against research and development expenses (See Note 14 “CIRM Grant” for additional disclosure).

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$45,496	$-	$-	$45,496
United States Treasury securities (included in cash and cash equivalents)	9,985	-	-	9,985
	55,481	-	-	55,481

United States Treasury securities	102,133	-	-	102,133
Government Bonds	-	13,991	-	13,991
Corporate Bonds	-	26,242	-	26,242
Municipal Bonds	-	9,000	-	9,000
Investments	102,133	49,233	-	151,366

	$157,614	$49,233	$-	$206,847

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$30,552	$-	$-	$30,552

United States Treasury securities	101,777	-	-	101,777
Investments	101,777	-	-	101,777

	$132,329	$-	$-	$132,329

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

The fair value of the 2021 Convertible Notes as of September 30, 2019 was $44.1 million.

5.	Property and Equipment

The Company’s property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Laboratory equipment	$1,850	$1,556
Leasehold improvements	29	29
Furniture and fixtures	274	273
Computer equipment	179	179
Construction costs in progress	17,742	469
	20,074	2,506
Less: accumulated depreciation	(804)	(479)
	$19,270	$2,027

Construction costs in progress comprise costs associated with the build out of the Company’s research, manufacturing and office facilities under an operating lease in Cranbury, NJ. See Note 11 “Commitments and Contingencies” for additional disclosures. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million of depreciation expense, respectively. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.2 million of depreciation expense, respectively.

6.	Accounts Payable and Accrued Expenses

At September 30, 2019 and December 31, 2018, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Research and development	$13,730	$10,414
Construction in progress	3,552	-
Government grant payable	555	534
Professional fees	730	690
Accrued interest	493	1,241
Bonus	1,543	1,774
Accrued vacation	280	130
Other	363	589
	$21,246	$15,372

7.	Debt

On January 4, 2018, in connection with its reverse merger, the Company assumed the obligations of Inotek Pharmaceuticals Corporation (“Inotek”) under its outstanding convertible notes, with an aggregate principal value of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured, and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, Rocket estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2019:

Principal amount	$52,000
Discount	(7,903)
Carrying value as of September 30, 2019	$44,097

Accretion of the 2021 Convertible Notes discount was $0.9 million and $2.6 million for the three and nine months ended September 30, 2019, respectively. Accretion of the 2021 Convertible Notes discount was $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively.

8.	Stock Based Compensation

Stock Option Valuation

Effective July 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The table below for the nine months ended September 30, 2019 is post adoption of ASU 2018-07. The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors for the nine months ended September 30, 2019 and the stock options granted to employees, non-employees and directors for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018

Risk-free interest rate	2.40%	2.61%
Expected term (in years)	5.79	5.78
Expected volatility	75.13%	88.30%
Expected dividend yield	0.00%	0.00%
Exercise price	$14.42	$17.76
Fair value of common stock	$14.42	$17.76

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the nine months ended September 30, 2019 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	8,615,997	$4.48	7.51	$94,474
Granted	1,397,616	14.42	9.58
Exercised	(106,294)	1.72		1,110
Cancelled	(298,782)	7.49
Outstanding as of September 30, 2019	9,608,537	$5.85	7.30	$88,855

Options vested and exercisable as of September 30, 2019	7,143,825	$2.87	6.72	$84,535
Options unvested as of September 30, 2019	2,464,712	$14.48	9.06

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised and exercisable as of September 30, 2019 and 2018 was $84.5 million and $117.2 million respectively.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2019 and 2018 was $9.50 and $13.11, respectively.

The total fair value of options vested during the nine months ended September 30, 2019 and 2018 was $49.4 million and $49.5 million, respectively.

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$893	$2,223	$4,711	$5,075
General and administrative	1,801	389	5,301	5,705
Total stock based compensation expense	$2,694	$2,612	$10,012	$10,780

As of September 30, 2019, the Company had an aggregate of $20.9 million of unrecognized stock-based compensation cost, which is expected to be recognized over the weighted average period of 1.79 years.

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

The Company has 14,102 warrants outstanding as of September 30, 2019, convertible into 14,102 shares of common stock at an exercise price of $24.82 per share, and expiring on June 28, 2023.

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

On June 25, 2019, the Company recorded treasury stock of $0.3 million.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(19,284)	$(16,089)	$(57,415)	$(47,199)
Denominator:
Weighted-average common shares outstanding - basic and diluted	50,364,649	39,900,551	48,270,771	38,598,304
Net loss per share- basic and diluted	$(0.38)	$(0.40)	$(1.19)	$(1.22)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares issuable upon conversion of the 2021 Convertible Notes	1,620,948	1,620,948	1,620,948	1,620,948
Warrants exercisable for common shares	14,102	14,102	14,102	14,102
Options to purchase common shares	9,608,537	8,475,802	9,608,537	8,475,802
	11,243,587	10,110,852	11,243,587	10,110,852

11.	Commitments and Contingencies

Operating Leases

On August 14, 2018, Rocket entered into a lease for office space, process development, research activities and manufacturing to support the Company’s pipeline in Cranbury, NJ (the “NJ Lease Agreement”). The NJ Lease Agreement was subsequently amended on June 26, 2019. The amendment to the NJ Lease Agreement increased the space rented by the Company by 11,720 square feet to 103,720 square feet and adjusted the lease payment date of rent for the full building (“Lease Payment Date”) to September 1, 2019.  The NJ Lease Agreement has a term of 15 years from the Lease Payment Date, with an option to renew for two consecutive five-year renewal terms. The NJ Lease Agreement commencement had not yet occurred at September 30, 2019, since the construction of all landlord owned improvements had not been completed, therefore the right of use asset and lease liability have not been recorded as of September 30, 2019 for this lease.

Estimated rent payments are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company delivered a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets. The Company entered into the lease prior to the building being available for use as the building construction was not complete.

The total restricted cash balance for the Company’s operating leases at September 30, 2019 and December 31, 2018 was $1.0 million and $1.4 million, respectively.

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long -term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Lease cost	September 30, 2019
Operating lease cost	$775
Total lease cost	$775

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of September 30, 2019:

Maturity of lease liabilities	September 30, 2019
2019 (remaining three months)	$344
2020	1,150
2021	894
2022	572
2023	74
Total lease payments	$3,033
Less: interest	(290)
Total operating lease liabilities	$2,743

The following disclosure is provided for periods prior to adoption of ASU 2016-02. Future annual minimum lease payment commitments, including the NJ Lease Agreement, as of September 30, 2019 were as follows:

2019 (remaining three months)	$788
2020	2,405
2021	2,162
2022	1,876
2023	1,738
Thereafter	22,143
Total	$31,113

Leases	September 30, 2019

Operating right-of-use assets	$2,254

Operating current lease liabilities	1,052
Operating noncurrent lease liabilities	1,691
Total operating lease liabilities	$2,743

Other information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$838
Weighted-average remaining lease term - operating leases	2.7 years
Weighted-average discount rate - operating leases	7.77%

Rent expense was $0.6 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively.

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

On May 16, 2018, Rocket and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University is the lead clinical trial research center in the U.S. for the FA registrational trial and is the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, Rocket agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of Rocket’s internal pipeline. Rocket agreed to contribute up to $3.5 million for the LCGM expansion of which 40% or $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA. Upon the signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was accrued and expensed in January 2019, when the milestone was met, and paid in April 2019. During the nine months ended September 30, 2019, none of the remaining milestones were met with regard to the LCGM.

14.	CIRM Grant

On April 30, 2019, the Company announced that CIRM awarded Rocket up to a $6.5 million CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. The CIRM grant receipts were treated as an offset against R&D expenses as reimbursable expenses are incurred. As of September 30, 2019, the Company recorded a receivable and reduction of R&D expenses of $0.4 million for the reimbursable expenses incurred for the three months ended September 30, 2019.

15.	Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. The Company incurred expenses of $3,600 and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively and expenses of $0 and $68,000 during the three months ended September 30, 2019 and 2018, respectively relating to services provided under this consulting agreement.

During April 2018, the Company entered into a consulting agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27,500 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $82,500 for the nine months ended September 30, 2019 and 2018, respectively and $27,500 for the three months ended September 30, 2019 and 2018, respectively, relating to services provided under this consulting agreement.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the nine months ended September 30, 2019 and 2018 was $171,382 and $88,700, respectively and $46,178 and $23,037 for the three months ended September 30, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 8, 2019, or our 2018 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2018 Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc. References to “Inotek” refer to the company prior to the Reverse Merger.

Recent Developments

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively, “Rocket” or the “Company”), is a clinical-stage, multi-platform biotechnology company focused on the development of first or best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating pediatric diseases. The Company has clinical-stage lentiviral vector (“LVV”) programs currently undergoing clinical testing for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I” ), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. FA has been in clinical stage testing in the European Union (“EU”) since 2016, and in the United States (“U.S.”) since the first quarter of 2019.  Rocket received investigational new drug (“IND”) clearance for both FA and LAD-I in late 2018 and PKD in the third quarter of 2019. Rocket also has a pre-clinical stage LVV program for Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption.  In addition, the Company has a clinical stage adeno-associated virus (“AAV”), program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Company has global commercialization and development rights to all of its product candidates under royalty-bearing license agreements, with the exception of the CRISPR/Cas9 development program for which the Company currently only has development rights.

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

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded Rocket up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I.  Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA.  On July 1, 2019, we received the first grant from CIRM of $0.8 million and on October 15, 2019, we received the second grant of $0.4 million, based on eligible costs incurred under the grant.

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

Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ hematopoietic stem cell (“HSCs”), which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and European Union (“EU”) is estimated to be about 4,000, and given the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now thought to be in the 400-500 range, or at least double previous estimates.

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

Our clinical trial uses “Process B” RP-L102 which incorporates a modified cell enrichment process, transduction enhancers, and commercial-grade vector manufacturing and cell processing. The initial two FA pediatric patients have received treatment on the Phase 1 clinical trial of “Process B” RP-L102 at Stanford University. The study is designed to assess the safety and tolerability of a single infusion of RP-L102, as well as efficacy endpoints. Preliminary data are expected by the fourth quarter of 2019.

In October 2019, at the European Society of Cell and Gene Therapy (“ESGCT”) 2019 Annual Congress, long-term Phase 1/2 clinical data of RP-L102, from the clinical trial sponsored by CIEMAT, for FA “Process A”, without the use of myeloablative conditioning was presented demonstrating evidence of increasing and durable engraftment leading to bone marrow restoration exceeding the 10% threshold agreed to by the FDA and EMA for the ongoing registration-enabling Phase 2 trial. In patient 02002, who received what we consider adequate drug product, hemoglobin levels are now similar to those in the first year after birth, suggesting hematologic correction over the long term. Preliminary results from the first two patients receiving ‘Process B’ of RP-L102 are anticipated in the fourth quarter.

During the third quarter, we received alignment from the FDA on the trial design and the primary endpoint. This alignment was similar to that previously received from the European Medicines Agency (“EMA”). Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year to serve as the primary endpoint for our Phase II study. Patient enrollment is ongoing and patient dosing is anticipated to begin in the fourth quarter with preliminary Phase 2 data anticipated in 2020.

Leukocyte Adhesion Deficiency-I (LAD-I):

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

Rocket currently has one program targeting LAD-I, RP-L201. RP-L201 is a clinical program that Rocket in-licensed from CIEMAT. Rocket has partnered with UCLA to lead U.S. clinical development efforts for the LAD-I program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I.

The planned open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 is expected to enroll two severe LAD-I patients in the U.S. or E.U. and will assess the safety and tolerability of RP-L201. The Phase 1 portion of the registrational trial is underway with the first patient dosed in the third quarter.  Initial Phase 1 data will be presented in the fourth quarter.

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

We currently have one LVV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. This program is currently being developed through an ongoing collaboration with CIEMAT. New market research indicates the application of gene therapy to broader populations could increase the market opportunity from approximately 250 to 500 per year.

This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation (“ODD”). During the quarter Rocket received IMPD clearance from the Spanish Agency for Medicines and Health Products (“AEMPS”) and IND approval for our Phase 1 trial for RP-L301. Enrollment for the Phase 1 clinical trial of RP-L301 is ongoing in the fourth quarter of 2019. Preliminary data are anticipated in 2020.

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

Rocket currently has one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that Rocket in-licensed from Lund University, Sweden. This program has been granted ODD from the FDA.  In March 2019, Rocket received Rare Pediatric Disease designation from the FDA for RP-L401 for the treatment of IMO. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Rocket has partnered with UCLA to lead U.S. clinical development efforts for the IMO program and UCLA is serving as the lead U.S. clinical site for IMO.  We intend to file an IND for IMO in 2020.

AAV Program:

Danon Disease:

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

In January 2019, we announced the clearance of our IND application by the FDA for RP-A501. In February 2019, we were notified by the FDA that we were granted Fast Track designation for RP-A501. We dosed the first patient initiating our Phase 1 clinical trial of RP-A501 for Danon disease in the second quarter of 2019. University of California San Diego Health is the initial and lead center for the Phase 1 clinical trial.  Rocket continues to enroll patients in the trial and anticipates reporting Phase 1 data in 2020.

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

Strategy

We seek to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, we intend to develop into a fully-integrated biotechnology company. In the near- and medium-term, we intend to develop our first-in-class product candidates, which are targeting devastating diseases with substantial unmet need. In the medium and long-term, we expect to develop proprietary in-house analytics and manufacturing capabilities, commence registration trials for our currently planned programs and submit our first biologics license applications (“BLAs”), and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited reviews. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and commercialization.

We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process with defined criteria to identify target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through September 30, 2019, Rocket raised net cash proceeds of approximately $294.5 million from investors through both equity and convertible debt financing to fund operating activities. As of September 30, 2019, we had cash, cash equivalents and investments of $240.6 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. Rocket had net losses of $74.5 million for the year ended December 31, 2018 and $57.4 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $163.3 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Our research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development. As a result, we expect that research and development expenses will increase substantially over the next several years as we increase personnel costs, including stock-based compensation, support ongoing clinical studies, seek to achieve proof-of-concept in one or more product candidates, advance preclinical programs to clinical programs, and prepare regulatory filings for product candidates.

We cannot determine with certainty the duration and costs to complete current or future clinical studies of product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of ongoing as well as any future clinical studies and other research and development activities that we undertake;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates;
•	changing standards for regulatory approval; and
•	the timing and receipt of any regulatory approvals.

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

Interest Expense

Interest expense is related to our 2021 Convertible Notes, which are due in August 2021.

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

Our significant accounting policies are described in more detail in our 2018 Form 10-K, except as otherwise described below.

Refer to Part 1, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for disclosures regarding estimates and judgments relating to leases.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of operations for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$14,829	$13,065	$1,764
General and administrative	4,336	2,268	2,068
Total operating expenses	19,165	15,333	3,832
Loss from operations	(19,165)	(15,333)	(3,832)
Research and development incentives	-	-	-
Interest expense	(1,466)	(1,176)	(290)
Interest and other income net	979	420	559
Accretion of discount on investments	368	-	368
Total other expense net	(119)	(756)	637
Net loss	$(19,284)	$(16,089)	$(3,195)

Research and Development Expenses

R&D expenses increased $1.8 million to $14.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily a result of an increase in clinical trials costs of $1.3 million.

General and Administrative Expenses

G&A expenses increased $2.1 million to $4.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in G&A was primarily driven by an increase in stock compensation expense of $1.4 million and an increase in compensation and benefits expense of $0.3 million as G&A headcount increased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Other Expense

Other expense decreased $0.6 million to $0.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily due to an increase in interest and accretion income of $0.9 million, offset by an increase in interest expense of $0.3 million.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of operations for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$43,955	$29,590	$14,365
General and administrative	12,547	15,021	(2,474)
Total operating expenses	56,502	44,611	11,891
Loss from operations	(56,502)	(44,611)	(11,891)
Research and development incentives	250	186	64
Interest expense	(4,615)	(4,010)	(605)
Interest and other income net	2,522	1,236	1,286
Accretion of discount on investments	930	-	930
Total other expense net	(913)	(2,588)	1,675
Net loss	$(57,415)	$(47,199)	$(10,216)

Research and Development Expenses

R&D expenses increased $14.4 million to $44.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily a result of an increase in manufacturing and process development expenses of $3.8 million, increase in clinical trial expenses of $3.7 million, increase in research agreements of $2.5 million, increase in license fees of $1.0 million, and an increase in compensation and benefits expense of $2.4 million as R&D headcount increased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

General and Administrative Expenses

G&A expenses decreased $2.5 million to $12.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Included in G&A for the nine months ended September 30, 2018 were merger-related expenses of $5.3 million consisting of stock-based compensation expenses and post-Reverse Merger transition expenses including payroll and severance payments for remaining Inotek employees retained for the post-Reverse Merger transition which did not recur for the nine months ended September 30, 2019.  Excluding the $5.3 one-time 2018 G&A merger related expenses, for the nine months ended September 30, 2019, G&A expenses increased $2.9 million due to an increase  in stock compensation expense of $2.9 million; an increase in compensation and benefits expense of $0.6 million due to increased headcount offset by a decrease in legal expenses of $0.6 million.

Other Expense

Other expense decreased by $1.7 million to $0.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, which was primarily due to an increase in interest and accretion income of $2.2 million, offset by an increase in interest expense of $0.6 million.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(44,930)	$(32,974)
Cash used in investing activities	(62,525)	(24,321)
Cash provided by financing activities	85,384	78,667
Net change in cash, cash equivalents and restricted cash	$(22,071)	$21,372

Operating Activities

During the nine months ended September 30, 2019, operating activities used $44.9 million of cash, primarily resulting from our net loss of $57.4 million offset by net non-cash charges of $12.2 million, including stock-based compensation expense of $10.0 million and accretion of discount on convertible notes of $2.7 million. Changes in Rocket’s operating assets and liabilities for the nine months ended September 30, 2019 consisted of an increase in prepaid expenses and other assets of $1.6 million and a decrease in accounts payable and accrued expenses of $2.0 million.

During the nine months ended September 30, 2018, operating activities used $33.0 million of cash, primarily resulting from our net loss of $47.2 million and net changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $12.9 million, including stock-based compensation expense of $10.8 million. Changes in Rocket’s operating assets and liabilities for the nine months ended September 30, 2018 consisted of an increase in accounts payable and accrued expenses of $0.8 million and an increase in prepaid expenses and other current assets of $0.5 million.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $62.5 million, consisting of purchases of investments of $150.2 million and purchases of property and equipment of $14.0 million, offset by proceeds of $101.7 million from the maturities of investments.

During the nine months ended September 30, 2018, net cash outflow on investing activities was $24.3 million, consisting of purchases of investments of $141.1 million offset by $76.3 million of cash acquired in connection with the Reverse Merger, and $41.3 million from the maturities of investments.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $85.4 million, consisting of proceeds from the issuance of common stock of $86.1 million, offset by share repurchases of $0.7 million.

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

As of September 30, 2019, we had cash, cash equivalents and investments of $240.6 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2021.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 11 of our Consolidated Unaudited Financial Statements in this Form 10-Q.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $240.6 million at September 30, 2019, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline. The following Risk Factors are consistent with those previously disclosed in the 2018 Form 10-K.

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

We have incurred net losses since our inception. We incurred net losses of $19.3 million and $57.4 million for the three and nine months ended September 30, 2019, respectively, and $74.5 million and $19.6 million for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $163.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from G&A costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2019, our cash, cash equivalents and investments was $240.6 million. Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement, completion and results of our clinical trials;
•	the production of LVV and AAV gene therapy products to support preclinical and clinical needs;
•	the results of our preclinical studies for our current product candidates and any subsequent clinical trials;
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

Our experience with clinical trials has been limited. The clinical trials performed by these sponsors were for a lentiviral treatment for FA, a rare mutation of the FANC-A gene. We have now initiated Rocket-sponsored clinical trials for FA, LAD-I, Danon and PKD but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic diseases with limited patient pools from which to draw for clinical studies. Additionally, the process of finding and diagnosing patients may prove costly. In some cases, potential patients may be located outside of the U.S., and immigration related issues, including government policy changes, may introduce additional delays into the enrollment process. Finally, the treatment process for all of our lentiviral programs requires that the cells be obtained from patients and then shipped to a transduction facility within the required timelines, and this may introduce unacceptable shipping-related delays to the process.

We have not completed any clinical studies of our current product candidates. Initial or interim results in our ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

Our FA gene therapy treatment was studied in clinical trials conducted by our partners. We have now initiated Rocket sponsored clinical trials for FA, LAD-I, Danon and PKD but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our other gene therapy program is in the preclinical stages. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in our clinical studies or for any future subjects in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. We cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of our product candidates.

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

In addition to side effects caused by the product candidate, the administration process or related procedures associated with a given product candidate also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. Under certain circumstances, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Moreover, if we elect or are required, to not initiate or to delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

Our gene therapy product candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues. Even if one or more of our drug candidates is approved, we may be unable to successfully commercialize our product candidates for several reasons, including:

•	some or all of our product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
•	our product candidates, if safe and effective, may nonetheless not be able to be developed into commercially viable products;
•	it may be difficult to manufacture or market our product candidates on a scale that is necessary to ultimately deliver our products to end-users;
•	proprietary rights of third parties may preclude us from marketing our product candidates;
•	the nature of our indications as rare diseases means that the potential market size may be limited; and
•	third parties may market superior or equivalent drugs which could adversely affect the commercial viability and success of our product candidates.

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

As of November 4, 2019, we had 49 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will be an emerging growth company until December 31, 2020. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ROCKET PHARMACEUTICALS, INC.

November 8, 2019	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 8., 2019	By:	/s/ Kamran Alam
Kamran Alam
SVP, Finance
(Principal Financial Officer)