Form 10-Q
period 2020-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2020-05-08
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 55,157,035 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 (“Form 10-Q”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
•
the safety, effectiveness and timing of product candidates that Rocket may develop, to treat Fanconi Anemia (FA), Leukocyte Adhesion Deficiency-I (LAD-I), Pyruvate Kinase Deficiency (PKD), Infantile Malignant Osteopetrosis (IMO) and Danon Disease;

•	the timing of and our ability to submit regulatory filings to the FDA and to obtain and maintain FDA or other regulatory authority approval, or other actions with respect to our product candidates;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•
our ability to develop, acquire and advance product candidates, enroll a sufficient number of patients into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;

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

•	our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future may do business, including compliance with applicable regulatory requirements and laws;
•	uncertainties associated with obtaining and enforcing patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our estimates regarding our capital requirements;
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities ; and
•
the impact of the COVID-19 pandemic, including the scope thereof, on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned preclinical studies and clinical trials, clinical supply of current or future drug candidates.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$190,520	$185,383
Investments	85,375	118,732
Prepaid expenses and other assets	3,910	3,639
Total current assets	279,805	307,754
Property and equipment, net	11,140	29,521
Goodwill	30,815	30,815
Restricted cash	1,525	1,525
Deposits	455	455
Operating lease right-of-use assets	1,470	2,051
Finance lease right-of-use asset	47,541	-
Total assets	$372,751	$372,121
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$18,819	$17,352
Operating lease liabilities, current	817	957
Finance lease liabilities, current	1,478	-
Total current liabilities	21,114	18,309
Convertible notes, net of unamortized discount	45,794	45,049
Operating lease liabilities, non-current	917	1,443
Finance lease liabilities, non-current	18,852	-
Other liabilities	23	23
Total liabilities	86,700	64,824
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 55,157,035 and 54,773,061 shares issued and 55,126,474 and 54,769,030 shares outstanding at March 31, 2020 and December 31, 2019, respectively	551	548
Treasury stock, at cost, 30,561 and 4,031 common shares at March 31, 2020 and December 31, 2019, respectively	(429)	(53)
Additional paid-in capital	493,811	489,925
Accumulated other comprehensive loss (income)	(75)	20
Accumulated deficit	(207,807)	(183,143)
Total stockholders' equity	286,051	307,297
Total liabilities and stockholders' equity	$372,751	$372,121

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development	16,957	15,137
General and administrative	7,163	3,808
Total operating expenses	24,120	18,945
Loss from operations	(24,120)	(18,945)
Research and development incentives	-	250
Interest expense	(1,573)	(1,604)
Interest and other income net	967	601
Accretion of discount on investments	62	247
Net loss	$(24,664)	$(19,451)
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.43)
Weighted-average common shares outstanding - basic and diluted	54,883,120	45,122,815

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(24,664)	$(19,451)
Other comprehensive loss
Net unrealized gain (loss) on investments	(95)	38
Total comprehensive loss	$(24,759)	$(19,413)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(in thousands except share amounts)
(unaudited)

			Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	3	-	(3)	-	-	-
Common stock repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on marketable securities	-	-	-	-	(95)	-	(95)
Stock-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	$551	(429)	$493,811	$(75)	$(207,807)	$286,051

			Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Stock repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on marketable securities	-	-	-	-	38	-	38
Stock-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	$451	-	$302,039	$(89)	$(125,324)	$177,077

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating Activities:
Net loss	$(24,664)	$(19,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	844	850
Increase in lease liability	-	190
Depreciation expense	118	102
Write down of property and equipment	63	-
Stock-based compensation	3,961	3,180
Accretion of discount on investments	(63)	(247)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(271)	(307)
Accounts payable and accrued expenses	(1,932)	(84)
Operating lease liabilities	(452)	(210)
Finance lease liability	151	-
Net cash used in operating activities	(22,245)	(15,977)
Investing activities:
Purchases of investments	(23,481)	-
Proceeds from maturities of investments	56,805	29,935
Payments made to acquire right of use asset	(530)	-
Purchases of property and equipment	(5,207)	(760)
Purchases of internal use software	(88)	-
Net cash provided by investing activities	27,499	29,175
Financing activities:
Proceeds from sale of treasury stock	53	-
Common stock repurchase	(72)	-
Convertible notes refinancing costs to the lender	(98)	-
Net cash used in financing activities	(117)	-
Net change in cash, cash equivalents and restricted cash	5,137	13,198
Cash, cash equivalents and restricted cash at beginning of period	186,908	112,791
Cash, cash equivalents and restricted cash at end of period	$192,045	$125,989

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$2,796	$4,392
Accrued purchases of internal use software	$174	$-
Retirement of treasury stock	$72	$1,395
Witholding tax payable on shares witheld in treasury stock	$429	$-
Unrealized (loss) gain on investments	$(95)	$38
Finance lease right of use asset and lease liability	$20,179	$-
Reclassification of construction in process of finance right of use asset	$26,465	$-
Supplemental cash flow information:
Cash paid for interest	$1,495	$1,495

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively “Rocket”, the “Company” or “we”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector (“LVV”) programs currently enrolling patients in the US and EU for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the US and EU. In addition, in the US the Company has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Finally, the Company has a pre-clinical stage LVV program for Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption – this program is anticipated to enter the clinic in 2020. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work in the discovery stage for an FA CRISPR/CAS9 program as well as a gene therapy program for the less common FA subtypes C and G is ongoing.

2.	Risks and Liquidity

The Company has not generated any revenue and has incurred losses since inception. The Company’s operations are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, lack of commercial manufacturing experience, a lack of marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. In addition, there are possible additional delays that could result from the COVID-19 situation. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $207.8 million as of March 31, 2020. As of March 31, 2020, the Company had $275.9 million of cash, cash equivalents and investments. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into 2022.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020 (“2019 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 and any other interim periods or any future year or period.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2020 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2019 Form 10-K, except as noted below.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s finance and operating leases (see Note 11 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$190,520	$185,383
Restricted cash	1,525	1,525
	$192,045	$186,908

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 had no impact on the Company as the Company does not have Level 3 investments.

There were no other recent accounting standards that impacted the Company for the three months ended March 31, 2020.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$106,221	$-	$-	$106,221
Cash	7,552	-	-	7,552
	113,773	-	-	113,773

United States Treasury securities	43,135	-	-	43,135
Corporate Bonds	-	36,240	-	36,240
Municipal Bonds	-	6,000	-	6,000
Investments	43,135	42,240	-	85,375

	$156,908	$42,240	$-	$199,148

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$72,114	$-	$-	$72,114
Cash	7,542	-	-	7,542
	79,656	-	-	79,656

United States Treasury securities	75,464	-	-	75,464
Government Bonds	-	8,000	-	8,000
Corporate Bonds	-	29,268	-	29,268
Municipal Bonds	-	6,000	-	6,000
Investments	75,464	43,268	-	118,732

	$155,120	$43,268	$-	$198,388

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

The fair value of the 2021 Convertible Notes as of March 31, 2020 was $11.4 million. The fair value of the 2022 Convertible Notes as of March 31, 2020 was $33.9 million (see Note 7).

5.	Property and Equipment

The Company’s property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory equipment	$9,724	$1,910
Computer equipment	179	179
Furniture and fixtures	1,743	273
Leasehold improvements	29	29
Internal use software	488	226
Construction costs in progress	-	27,809
	12,163	30,426
Less: accumulated depreciation	(1,023)	(905)
	$11,140	$29,521

Construction costs in progress as of December 31, 2019 comprised costs associated with the build out of the Company’s research, manufacturing and office facilities in Cranbury, NJ.  See Note 11 “Commitments and Contingencies” for the treatment of construction costs as part of the right of use asset as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million of depreciation expense.

6.	Accounts Payable and Accrued Expenses

At March 31, 2020 and December 31, 2019, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Research and development	$12,142	$7,418
Property and equipment	2,796	4,424
Bonus	790	2,459
Accrued interest	500	1,241
Government grant payable	569	562
Professional fees	531	553
Accrued vacation	275	129
Internal use software	174	226
Debt exchange fees	283	-
Other	759	340
	$18,819	$17,352

7.	Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate principal value of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured, and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

The Company, at its option, may redeem for cash all or any portion of the 2021 Convertible Notes if the last reported sale price of a share of the Company’s common stock is equal to or greater than 200% of the Conversion Rate for the 2021 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2021 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

Convertible Notes Exchange Agreement

On February 20, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (which represents approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $119,416 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the exchange transactions. The 2022 Convertible Notes were issued in private placements. Upon completion of the exchange transactions, approximately $12.65 million aggregate principal amount of the 2021 Convertible Notes remained outstanding.

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of the Company’s common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock, and is subject to adjustment under the terms of the 2022 Convertible Notes. The Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default. As of March 31, 2020, the stated interest rate was 6.25%, and the effective interest rate was 15.3%.

Additionally, the Company repurchased 3,000 shares of its common stock that have been retired at an aggregate amount of $71,670 from certain shareholders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

The exchange transactions were accounted for as a modification of the 2021 Convertibles Notes and have been accounted for based on ASC 470-50 Modifications and Extinguishments.  The remaining outstanding principal of the 2021 Convertible Notes will be accounted for consistent with the original accounting assessment. The Company incurred costs of $1.6 million in connection with the exchange transaction which have been included in general and administrative expenses in the consolidated financial statements for the three months ended March 31, 2020. Costs incurred of $0.1 million paid directly to the creditors have been included as a debt discount and will be amortized over the life of the 2022 Convertible Notes.

The table below summarizes the carrying value of the 2021 Convertible Notes as of March 31, 2020:
Principal amount	$12,650
Discount	(1,451)
Carrying value as of March 31, 2020	$11,199

Accretion of the 2021 Convertible Notes discount was $0.6 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

The table below summarizes the carrying value of the 2022 Convertible Notes as of March 31, 2020:
Principal amount	$39,350
Discount	(4,755)
Carrying value as of March 31, 2020	$34,595

Accretion of the 2022 Convertible Notes discount was $0.2 million for the three months ended March 31, 2020.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2020	2019

Risk-free interest rate	1.48%	2.61%
Expected term (in years)	5.87	5.77
Expected volatility	77.75%	74.60%
Expected dividend yield	0.00%	0.00%
Exercise price	$22.47	$14.61
Fair value of common stock	$22.47	$14.61

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the three months ended March 31, 2020 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2019	9,763,541	$5.96	6.96	$164,021
Granted	1,188,306	22.47	9.86
Exercised	(384,453)	1.30		6,766
Forfeited	(28,504)	17.39
Outstanding as of March 31, 2020	10,538,890	$7.96	7.09	$80,643

Options vested and exercisable as of March 31, 2020	7,572,141	$4.09	6.27	$78,872
Options unvested as of March 31, 2020	2,966,749	$17.85	9.18

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2020 and 2019 was $15.03 and $9.60, respectively.

The total fair value of options vested during the three months ended March 31, 2020 and 2019 was $17.3 million and $20.5 million, respectively.

Stock-Based Compensation
	Three Months Ended March 31,
	2020	2019

Research and development	$1,735	$1,565
General and administrative	2,226	1,615
Total share based compensation expense	$3,961	$3,180

As of March 31, 2020, the Company had an aggregate of $33.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 2.15 years.

9.	Stockholders’ Equity

The Company has 14,102 warrants outstanding as of March 31, 2020, convertible into 14,102 shares of common stock at an exercise price of $24.82 per share, and expiring on June 28, 2023.

On December 12, 2019, the Company recorded treasury stock of $0.1 million for shares withheld to pay the payroll tax liability of an option exercise which was remitted in in January 2020.

As of March 31, 2020, the Company recorded treasury stock of $0.4 million for the shares withheld to pay the payroll tax liability of an option exercise.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2020	2019

Numerator:
Net loss attributable to common stockholders	$(24,664)	$(19,451)
Denominator:
Weighted-average common shares outstanding - basic and diluted	54,883,120	45,122,815

Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.43)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
	Three Months Ended March 31,
	2020	2019
Shares issuable upon conversion of the 2021 Convertible Notes	394,327	1,620,848
Shares issuable upon conversion of the 2022 Convertible Notes	1,226,621	-
Warrants exercisable for common shares	14,102	14,102
Options to purchase common shares	10,538,890	9,392,821
	12,173,940	11,027,771

11.	Commitments and Contingencies

The Company determines if an arrangement is a lease at inception. Operating leases are included in the Company’s consolidated balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Finance leases are included in the consolidated balance sheet as right-of-use assets from finance leases, and finance lease liabilities, non-current. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term.  The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet will be dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing to support the Company’s pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a term of 15 years from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of March 31, 2020 and December 31, 2019. The Company entered into the lease prior to the building being available for use as the building construction was not complete.

The lease payment date started on September 1, 2019. At that time and as of December 31, 2019, the Company determined the lease commencement date had not occurred since the landlord improvements had not been completed. The lease payments were recorded as prepaid rent.  The Company determined the lease commencement was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date.

The total restricted cash balance for the Company’s operating leases at March 31, 2020 and December 31, 2019 was $1.0 million and $1.0 million, respectively.

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with an initial term ending on July 31, 2022 (the “NY Lease Agreement”). In connection with the NY Lease Agreement, the Company established an irrevocable standby letter of credit (“ARE LOC”) with a bank. The ARE LOC, in which the landlord is the beneficiary, serves as the Company’s security deposit on the lease. The Company has a certificate of deposit with a bank as collateral for the ARE LOC which is classified as restricted cash in the consolidated balance sheets. On June 28, 2018, the Company entered into Amendment No.1 to the NY Lease Agreement, whereby the landlord agreed to relieve the Company of its obligations under the lease for a portion of the leased space upon the takeover of the space by a replacement tenant. The Company agreed to extend the lease for the remaining laboratory space by one additional year until July 2022. In October 2018, the Company provided a new letter of credit for $0.08 million (the “New ARE LOC”) relating to the remaining lab space and the existing ARE LOC of $0.2 million was released back to the Company. The New ARE LOC expires and is automatically renewed April 8 of each succeeding calendar year until October 29, 2020, unless written notice is provided no later than 90 days before the then existing expiration date. On March 12, 2020, the Company entered into Amendment No. 2 to the NY Lease Agreement, which terminates the lease effective as of April 30, 2020 (“ARE Lease Termination). In conjunction with the Amendment No. 2 to the NY Lease Agreement, the Company paid a termination payment of $75,771.  On April 22, 2020, the Company entered into Amendment No. 3 to the NY Lease Agreement that extended the termination date to May 31, 2020. In conjunction with the ARE Lease Termination, the Company reduced the ROU Asset by $0.5 million and ROU liability by $0.4 million.

On June 7, 2018, the Company entered into a three year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $0.9 million which expires on June 30, 2020 and is renewed automatically for a one year period until its expiration date of July 31, 2021. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has a certificate of deposit of $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of March 31, 2020.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Lease cost	March 31, 2020
Operating lease cost	$258
Finance lease cost
Amortization of right of use assets	162
Interest on lease liablities	151
Total lease cost	$571

The following table summarizes the maturity of the Company’s operating lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of March 31, 2020:

Maturity of operating lease liabilities	March 31, 2020
2020	$690
2021	682
2022	445
2023	75
Total lease payments	$1,892
Less: interest	(158)
Total operating lease liabilities	$1,734

Maturity of finance lease liability	March 31, 2020
2020	$1,070
2021	1,644
2022	1,689
2023	1,736
2024	1,791
Thereafter	48,767
Total lease payments	$56,697
Less: interest	(36,367)
Total finance lease liability	$20,330

Leases	March 31, 2020

Operating right-of-use assets	$1,470

Operating current lease liabilities	817
Operating noncurrent lease liabilities	917
Total operating lease liabilities	$1,734

Finance right-of-use assets	$47,541

Finance current lease liability	1,478
Finance noncurrent lease liability	18,852
Total finance lease liability	$20,330

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$340
Cash flows from finance lease	-
Weighted-average remaining lease term - operating leases	2.4 years
Weighted-average remaining lease term - finance lease	24 years
Weighted-average discount rate - operating leases	7.77%
Weighted-average discount rate - finance lease	8.96%

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

On May 16, 2018, the Company and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University is the lead clinical trial research center in the U.S. for the FA registrational trial and is the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, the Company agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of the Company’s internal pipeline. The Company agreed to contribute up to $3.5 million for the LCGM expansion of which 40% or $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA and upon signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was expensed and paid. During the three months ended March 31, 2020, the last milestone under the Stanford Agreement was met and the Company accrued the final milestone payment of $0.7 million as of March 31, 2020.

14.	CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, we received the first two grants from CIRM of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. No CIRM grants have been received or costs incurred relating to the next milestone for the three months ended March 31, 2020.

15.	Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. This agreement was terminated in 2019. The Company incurred expenses of $0 and $4,000 during the three months ended March 31, 2020 and 2019, respectively relating to services provided under this consulting agreement.

The Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27,500 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $27,500 during the three months ended March 31, 2020 and 2019, relating to services provided under this agreement.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2020 and 2019 was $99,563 and $81,624, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 6, 2020, or our 2019 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2019 Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We currently have three clinical-stage ex vivo lentiviral vector (“LVV”) programs currently enrolling patients in the US and EU for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the US and EU. In addition, in the US we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Finally, we have a pre-clinical stage LVV program for Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption – this program is anticipated to enter the clinic in 2020. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work in the discovery stage for an FA CRISPR/CAS9 program as well as a gene therapy program for the less common FA subtypes C and G is ongoing.

Recent Developments

On February 20, 2020, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our outstanding 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Notes”) to extend the maturity date by one year. Pursuant to the Exchange Agreements, we exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (which represents approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $119,416 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020 to February 20, 2020. The 2022 Convertible Notes were issued in private placements exempt from registration in reliance on Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”). Upon completion of the exchange transactions, approximately $12.65 million aggregate principal amount of 2021 Convertible Notes remained outstanding.

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

We are using modified non-pathogenic viruses for the development of our gene therapy treatments. Viruses are particularly well suited as delivery vehicles because they are adept at penetrating cells and delivering genetic material inside a cell. In creating our viral delivery vehicles, the viral (pathogenic) genes are removed and are replaced with a functional form of the missing or mutant gene that is the cause of the patient’s genetic disease. The functional form of a missing or mutant gene is called a therapeutic gene, or the “transgene.” The process of inserting the transgene is called “transduction.” Once a virus is modified by replacement of the viral genes with a transgene, the modified virus is called a “viral vector.” The viral vector delivers the transgene into the targeted tissue or organ (such as the cells inside a patient’s bone marrow). We have two types of viral vectors in development, LVV and AAV. We believe that our LVV and AAV-based programs have the potential to offer a long-lasting and significant therapeutic benefit to patients.

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

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Discovery
Preclinical
Phase 1
Phase 2
Designations
RP-A501
Danon Disease
Fast Track, Orphan Drug (U.S.)
RP-L102
Fanconi Anemia
PRIME, RMAT, ATMP, Fast Track, Rare Pediatric, Orphan Drug (U.S./EU)
RP-L201
Leukocyte Adhesion Deficiency-I
ATMP, Fast Track, Rare Pediatric, Orphan Drug (U.S./EU)
RP-L301
Pyruvate Kinase Deficiency
Orphan Drug (U.S./EU), Fast Track
RP-L401
Infantile Malignant Osteopetrosis
Rare Pediatric, Orphan Drug (U.S.)
AAV
LVV

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

Each of our LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the US and EU is estimated to be about 4,000, and given the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now thought to be in the 400 to 500 range.

We currently have one LVV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our sponsored Phase 2 registrational enabling clinical trials treating FA patients initially at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”) and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The Phase 2 portion of the trial is expected to enroll ten patients total from the U.S. and EU. Patients will receive a single IV infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

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

Pyruvate Kinase Deficiency (PKD):

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the red blood cell (“RBC”) glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which RBCs do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong RBC transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the RBC transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed despite the lack of FDA-approved molecularly targeted therapies.  Enrollment is currently ongoing and we anticipate treating the first patient in the third quarter of 2020.

We currently have one LVV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. The IND for RP-L301 to initiate a global Phase 1 study was cleared by the FDA in October 2019. This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation (“ODD”).

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric transfusion-dependent PKD patients in the U.S. and Europe. Lucile Packard Children’s Hospital Stanford will serve as the lead site in the U.S. for adult and pediatric patients, and Hospital Infantil Universitario Niño Jesús will serve as the lead site in Europe for pediatrics and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients.

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

We currently have one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that we in-licensed from Lund University, Sweden. This program has been granted ODD and Rare Pediatric Disease designation from the FDA. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We have partnered with UCLA to lead U.S. clinical development efforts for the IMO program and anticipate that UCLA will serve as the lead U.S. clinical site for IMO. We intend to file an IND for IMO and commence our clinical trial in the fourth quarter of 2020.

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

On May 2, 2019, we presented additional preclinical data at the ASCGT annual meeting, indicating that high VCN, in Danon disease-relevant organs in both mice and non-human primates (“NHN’s”), with high concentrations in heart and liver tissue (for NHP, cardiac VCN was approximately 10 times higher on average than in skeletal muscle and central nervous system), which is consistent with reported results in several studies of heart tissue across different species. There were no treatment-related adverse events or safety issues up to the highest dose. We have dosed three patients in the RP-A501 phase 1 clinical trial. We will continue further enrollment with clinical data read-outs in the fourth quarter of 2020.

As of March 2020, we have dosed three patients in the RP-A501 phase 1 clinical trial. This completes the first low dose cohort of the Phase 1 study. Based on the preliminary safety and efficacy data review of this completed cohort, both the FDA and IDMC has provided clearance to advance to a higher dose cohort in Phase 1 Trial of RP-A501 for Danon Disease. We will continue further enrollment with clinical data read-outs in the second half of 2020.

CRISPR/Cas9 gene editing in Fanconi Anemia:

In addition to its LVV and AAV programs, we also have a program evaluating CRISPR/Cas9-based gene editing for FA. This program is currently in the discovery phase. CRISPR/Cas9-based gene editing is a different method of correcting the defective genes in a patient, where the editing is very specific and targeted to a particular gene sequence. “CRISPR/Cas9” stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”) Associated protein-9. The CRISPR/Cas9 technology can be used to make “cuts” in DNA at specific sites of targeted genes, making it potentially more precise in delivering gene therapies than traditional vector-based delivery approaches. CRISPR/Cas9 can also be adapted to regulate the activity of an existing gene without modifying the actual DNA sequence, which is referred to as gene regulation.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through March 31, 2020, we raised net cash proceeds of approximately $373.1 million from investors through both equity and convertible debt financing to fund operating activities. As of March 31, 2020, we had cash, cash equivalents and investments of $275.9 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $24.7 million for the three months ended March 31, 2020 and $77.3 million for the year ended December 31, 2019.  As of March 31, 2020, we had an accumulated deficit of $207.8 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of their product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

We cannot determine with certainty the duration and costs to complete current or future clinical studies of product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of ongoing as well as any future clinical studies and other research and development activities that we undertake;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates;
•	changing standards for regulatory approval; and
•	the timing and receipt of any regulatory approvals.

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

Interest Expense

Interest expense is related to the 2021 Convertible Notes, which mature in August 2021, and the 2022 Convertible Notes, which mature in August 2022.

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

Our significant accounting policies are described in more detail in our 2019 Form 10-K, except as otherwise described below.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$16,957	$15,137	$1,820
General and administrative	7,163	3,808	3,355
Total operating expenses	24,120	18,945	5,175
Loss from operations	(24,120)	(18,945)	(5,175)
Research and development incentives	-	250	(250)
Interest expense	(1,573)	(1,604)	31
Interest and other income net	967	601	366
Accretion of discount on investments	62	247	(185)
Total other income (expense), net	(544)	(506)	(38)
Net loss	$(24,664)	$(19,451)	$(5,213)

Research and Development Expenses

R&D expenses increased from $15.1 million to $17.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases in R&D expenses were primarily due to increases in compensation and benefits of $1.1 million due to increased R&D headcount, an increase in clinical trials costs of $1.5 million offset by a decrease in research agreements expense primarily due to the $1.4 million milestone expense on the Stanford Laboratory for Cell and Gene Therapy (“LCGM”) incurred in the first quarter of 2019, $0.7 million which did not reoccur in 2020.

General and Administrative Expenses

G&A expenses increased from $3.8 million to $7.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases in G&A expenses were primarily driven by fees incurred for the Convertible Note Exchange of $1.6 million that took place during February 2020, an increase in compensation and benefits of $0.7 million due to increased G&A headcount, and an increase in stock compensation expense of $0.6 million.

Other Income

Other income remained consistent and was $0.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which was primarily due to a decrease in research and development incentives related to the New York City biotech tax credit as the program was discontinued in 2019, a decrease in accretion income related to the company’s investments of $0.2 million offset by an increase in interest income of $0.4 million.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(22,245)	$(15,977)
Cash provided by investing activities	27,499	29,175
Cash used in financing activities	(117)	-
Net change in cash, cash equivalents and restricted cash	$5,137	$13,198

Operating Activities

During the three months ended March 31, 2020, operating activities used $22.2 million of cash, primarily resulting from our net loss of $24.7 million offset by net non-cash charges of $4.9 million, including stock-based compensation expense of $4.0 million and accretion of discount on convertible notes of $0.8 million. Changes in Rocket’s operating assets and liabilities for the three months ended March 31, 2020 consisted of a decrease in accounts payable and accrued expenses for $1.9 million and a decrease in our operating lease liabilities of $0.5 million.

During the three months ended March 31, 2019, operating activities used $16.0 million of cash, primarily resulting from our net loss of $19.5 million offset by net changes in our operating assets and liabilities of $0.6 million and net non-cash charges of $4.1 million, including share-based compensation expense of $3.2 million. Changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted of increases in operating lease liabilities of $0.2 million, prepaid expenses and other current assets of $0.3 million and accounts payable and accrued expenses of $0.1 million.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $27.5 million, consisting of proceeds of $56.8 million from the maturities of investments offset by purchases of investments of $23.5 million, and offset by purchases of property and equipment of $5.3 million.

During the three months ended March 31, 2019, net cash provided by investing activities was $29.2 million, consisting of proceeds of $29.9 million from the maturities of investments, offset by purchases of property and equipment of $0.8 million.

Financing Activities

During the three months ended March 31, 2020, net cash used by financing activities was $0.1 million, consisting of refinancing costs paid to lenders related to the convertible notes exchange.

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

As of March 31, 2020, we had cash, cash equivalents and investments of $275.9 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into 2022.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 11 of our Consolidated Unaudited Financial Statements in this Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 4 of our “Consolidated Unaudited Financial Statements,” in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $275.9 million at March 31, 2020, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes and 2022 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.  In these circumstances, the market price of our common stock could decline. Except for those denoted below with a “*”, the following Risk Factors are consistent with those previously disclosed in the 2019 Form 10-K.

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

We have incurred net losses since our inception. We incurred net losses of $24.7 million for the three months ended March 31, 2020 and $77.3 million for the year ended December 31, 2019.  As of March 31, 2020, we had an accumulated deficit of $207.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our R&D programs and from general and administrative (“G&A”) costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical testing, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2020, our cash, cash equivalents and investments was $275.9 million. Our future capital requirements will depend on many factors, including:

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

As of May 4, 2020, we had 72 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

*Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

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

In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70 % pursuant to the Bipartisan Budget Act of 2018, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for prior authorization, Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on December 18, 2019, the HHS and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it may continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical and clinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including Spain and the United States. In response to the spread of COVID-19, we have converted to working remotely with a limited the number of staff in our research and development laboratory.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact approval timelines;

These and other factors arising from the COVID-19 pandemic could worsen in areas that are already afflicted with COVID-19, could continue to spread to additional areas, or could return to areas where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our clinical, preclinical, research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 31.3% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2018)

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

4.1
Amendment to First Supplemental Indenture, dated as of February 18, 2020, between Rocket Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on February 20, 2020)

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on February 11, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

May 8, 2020	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2020	By:	/s/ Kamran Alam
Kamran Alam
SVP, Finance
(Principal Financial Officer)