Form 10-Q
period 2020-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2020-08-05
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-36829

Rocket Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 3, 2020, there were 55,187,599 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020 (“Form 10-Q”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
•
the safety, effectiveness and timing of product candidates that we may develop, to treat Fanconi Anemia (FA), Leukocyte Adhesion Deficiency-I (LAD-I), Pyruvate Kinase Deficiency (PKD), Infantile Malignant Osteopetrosis (IMO) and Danon Disease;

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
•
the continuing impact of the COVID-19 pandemic, including the scope thereof, on our business, operations, strategy, goals and anticipated milestones, including our ongoing and planned research and discovery activities, ability to conduct ongoing and planned preclinical studies and clinical trials, clinical supply of current or future drug candidates.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$163,203	$185,383
Investments	86,600	118,732
Prepaid expenses and other assets	5,633	3,639
Total current assets	255,436	307,754
Property and equipment, net	14,314	29,521
Goodwill	30,815	30,815
Restricted cash	1,525	1,525
Deposits	455	455
Operating lease right-of-use assets	1,270	2,051
Finance lease right-of-use asset	49,250	-
Total assets	$353,065	$372,121
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$18,245	$17,352
Operating lease liabilities, current	819	957
Finance lease liabilities, current	1,621	-
Total current liabilities	20,685	18,309
Convertible notes, net of unamortized discount	46,228	45,049
Operating lease liabilities, non-current	706	1,443
Finance lease liabilities, non-current	18,900	-
Other liabilities	23	23
Total liabilities	86,542	64,824
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 55,170,003 and 54,773,061 shares issued and 55,170,003 and 54,769,030 shares outstanding at June 30, 2020 and December 31, 2019, respectively	551	548
Treasury stock, at cost, 0 and 4,031 common shares at June 30, 2020 and December 31, 2019,respectively	-	(53)
Additional paid-in capital	498,590	489,925
Accumulated other comprehensive loss	229	20
Accumulated deficit	(232,847)	(183,143)
Total stockholders' equity	266,523	307,297
Total liabilities and stockholders' equity	$353,065	$372,121
The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	16,731	13,989	33,687	29,126
General and administrative	6,828	4,403	13,990	8,211
Total operating expenses	23,559	18,392	47,677	37,337
Loss from operations	(23,559)	(18,392)	(47,677)	(37,337)
Research and development incentives	-	-	-	250
Interest expense	(1,786)	(1,544)	(3,360)	(3,148)
Interest and other income, net	429	941	1,395	1,542
Accretion of discount on investments	(124)	315	(62)	562
Net loss	$(25,040)	$(18,680)	$(49,704)	$(38,131)
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.38)	$(0.90)	$(0.81)
Weighted-average common shares outstanding - basic and diluted	55,158,459	49,267,247	55,020,789	47,206,480

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(25,040)	$(18,680)	$(49,704)	$(38,131)
Other comprehensive loss
Net unrealized gain on investments	304	233	209	271
Total comprehensive loss	$(24,736)	$(18,447)	$(49,495)	$(37,860)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	3	-	(3)	-	-	-
Share repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on investments	-	-	-	-	(95)	-	(95)
Share-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	551	(429)	493,811	(75)	(207,807)	286,051

Issuance of common stock pursuant to exercise of stock options	12,968	-	-	290	-	-	290
Sale of treasury stock	-	-	538	-	-	-	538
Issuance of treasury stock pursuant to exercise of stock options	-	-	(109)	-	-	-	(109)
Unrealized comprehensive gain on investments	-	-	-	-	304	-	304
Share-based compensation	-	-	-	4,489	-	-	4,489
Net loss	-	-	-	-	-	(25,040)	(25,040)
Balance at June 30, 2020	55,170,003	$551	-	$498,590	$229	$(232,847)	$266,523

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Stock repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	-	38	-	38
Share-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	$451	-	$302,039	$(89)	$(125,324)	$177,077

Issuance of common stock, net of issuance costs	5,175,000	52	-	86,028	-	-	86,080
Issuance of common stock pursuant to exercise of stock options	42,998	-	-	-	-	-	-
Net exercise of options	-	-	(344)	-	-	-	(344)
Unrealized comprehensive gain on investments	-	-	-	-	233	-	233
Share-based compensation	-	-	-	4,138	-	-	4,138
Net loss	-	-	-	-	-	(18,680)	(18,680)
Balance at June 30, 2019	50,332,435	503	(344)	392,205	144	(144,004)	248,504

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Operating Activities:
Net loss	$(49,704)	$(38,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	1,416	1,733
Depreciation and amortization expense	242	204
Write down of property and equipment	62	-
Stock-based compensation	8,450	7,319
Accretion of discount on investments	63	(503)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,522)	(2,398)
Accounts payable and accrued expenses	(3,188)	(2,265)
Operating lease liabilities	(94)	(40)
Finance lease liability	997	-
Net cash used in operating activities	(44,278)	(34,081)
Investing activities:
Purchases of investments	(56,436)	(140,336)
Proceeds from maturities of investments	88,714	49,936
Payments made to acquire right of use asset	(2,731)	-
Purchases of property and equipment	(7,115)	(7,305)
Purchases of internal use software	(368)	-
Net cash provided by (used in) investing activities	22,064	(97,705)
Financing activities:
Proceeds from sale of treasury stock	591	-
Issuance of common stock, net of issuance costs	287	86,080
Issuance of common stock, pursuant to exercise of stock options	3	-
Common stock repurchase	(72)	(727)
Payment of withholding tax on option exercise	(538)	-
Convertible notes refinancing costs to the lender	(237)	-
Net cash provided by financing activities	34	85,353
Net change in cash, cash equivalents and restricted cash	(22,180)	(46,433)
Cash, cash equivalents and restricted cash at beginning of period	186,908	112,791
Cash, cash equivalents and restricted cash at end of period	$164,728	$66,358

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$3,958	$716
Accrued purchases of internal use software	$122	$-
Retirement of treasury stock	$-	$1,395
Net exercise of options	$-	$344
Unrealized gain on investments	$209	$271
Finance lease right of use asset and lease liability	$20,179	$-
Reclassification of construction in process of finance right of use asset	$26,465	$-
Supplemental cash flow information:
Cash paid for interest	$1,495	$1,495

The accompanying notes are an integral part of these consolidated financial statements
.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
( in thousands, except per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc., together with its subsidiaries (collectively “Rocket”, the “Company” or “we”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has four clinical-stage ex vivo lentiviral vector (“LVV”) programs currently enrolling patients in the United States (“U.S.”) and Europe for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the U.S. and Europe. In addition, in the U.S. the Company has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work in the discovery stage for an FA CRISPR/CAS9 program as well as a gene therapy program for the less common FA subtypes C and G is ongoing.

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

The Company’s five product candidates are in clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $232.8 million as of June 30, 2020. As of June 30, 2020, the Company had $249.8 million of cash, cash equivalents and investments. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2022.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020 (“2019 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 and any other interim periods or any future year or period.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, the accrual of research and development (“R&D”) expenses, the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2019 Form 10-K, except as noted below.

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

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$163,203	$185,383
Restricted cash	1,525	1,525
	$164,728	$186,908

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

There were no other recent accounting standards that impacted the Company for the three months ended June 30, 2020.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$143,298	$-	$-	$143,298

United States Treasury securities	15,575	-	-	15,575
Corporate Bonds	-	63,069	-	63,069
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	1,956	-	1,956
Investments	15,575	71,025	-	86,600

	$158,873	$71,025	$-	$229,898

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$72,114	$-	$-	$72,114
Cash	7,542	-	-	7,542
	79,656	-	-	79,656

United States Treasury securities	75,464	-	-	75,464
Government Bonds	-	8,000	-	8,000
Corporate Bonds	-	29,268	-	29,268
Municipal Bonds	-	6,000	-	6,000
Investments	75,464	43,268	-	118,732

	$155,120	$43,268	$-	$198,388

The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its Government, Corporate, Municipal and Agency Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The fair value of the 2021 Convertible Notes as of June 30, 2020 was $5.4 million. The fair value of the 2022 Convertible Notes as of June 30, 2020 was $47.2 million (see Note 7).

5.	Property and Equipment

The Company’s property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Laboratory equipment	$12,691	$1,910
Computer equipment	176	179
Furniture and fixtures	1,847	273
Leasehold improvements	29	29
Internal use software	712	226
Construction costs in progress	-	27,809
	15,455	30,426
Less: accumulated depreciation	(1,141)	(905)
	$14,314	$29,521

Construction costs in progress as of December 31, 2019 comprised costs associated with the build out of the Company’s research, manufacturing and office facility in Cranbury, NJ.  See Note 11 “Commitments and Contingencies” for the treatment of construction costs as part of the right of use asset as of June 30, 2020. During the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million of depreciation expense, respectively. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million of depreciation expense, respectively.

6.	Accounts Payable and Accrued Expenses

At June 30, 2020 and December 31, 2019, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Research and development	$9,166	$7,418
Property and equipment	3,958	4,424
Employee compensation	2,072	2,588
Accrued interest	1,252	1,241
Government grant payable	576	562
Professional fees	784	553
Internal use software	122	226
Other	315	340
	$18,245	$17,352

7.	Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate principal amount of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured, and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

Convertible Notes Exchange Agreement

On February 20, 2020 and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $119,416 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, the Company repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $71,670 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

Also pursuant to the Exchange Agreements, on June 12, 2020, the Company exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 6.25% Convertible Senior Notes due 2022 (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Notes) and (b) approximately $11,000 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction.

The 2022 Convertible Notes were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2022 Convertible Notes issued in the exchange transaction were issued as additional notes pursuant to the Indenture, dated as of August 5, 2016, between the Company and Wilmington Trust, National Association, as trustee, as supplemented by the Second Supplemental Indenture, dated as of February 20, 2020, governing the 2022 Convertible Notes. After giving effect to the issuance of the additional 2022 Convertible Notes and the exchange of the 2021 Notes pursuant to the exchange transaction, $46.85 million aggregate principal amount of the 2022 Convertible Notes remains issued and outstanding and $5.15 million aggregate principal amount of the 2021 Convertible Notes remains issued and outstanding.

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of the Company’s common stock per 1.00 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock, and is subject to adjustment under the terms of the 2022 Convertible Notes. The Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default. As of June 30, 2020, the stated interest rate was 6.25%, and the effective interest rate was 15.3%.

The exchange transactions were accounted for as a modification of the 2021 Convertibles Notes and have been accounted for based on ASC 470-50 Modifications and Extinguishments. The remaining outstanding principal of the 2021 Convertible Notes will be accounted for consistent with the original accounting assessment. The Company incurred $1.6 million of costs in connection with the February 2020 exchange and $0.3 million of costs in connection with the June 2020 exchange transaction which have been included in G&A expenses in the consolidated financial statements for the three and six months ended June 30, 2020. Costs incurred of $0.1 million in connection with the February exchange transaction and $0.1 million in connection with the June exchange transaction that were paid directly to the creditors have been included as a debt discount and is being amortized over the life of the 2022 Convertible Notes.

The table below summarizes the carrying value of the 2021 Convertible Notes as of June 30, 2020:

June 30, 2020
Principal amount	$5,150
Discount	(490)
Carrying value as of June 30, 2020	$4,660

Accretion of the 2021 Convertible Notes discount was $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Accretion of the 2021 Convertible Notes discount was $0.8 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

The table below summarizes the carrying value of the 2022 Convertible Notes as of June 30, 2020:

June 30, 2020
Principal amount	$46,850
Discount	(5,282)
Carrying value as of June 30, 2020	$41,568

Accretion of the 2022 Convertible Notes discount was $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2020	2019

Risk-free interest rate	1.27%	2.57%
Expected term (in years)	5.84	5.79
Expected volatility	77.39%	74.99%
Expected dividend yield	0.00%	0.00%
Exercise price	$21.56	$15.01
Fair value of common stock	$21.56	$15.01

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the six months ended June 30, 2020 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2019	9,763,541	$5.95	6.96	$164
Granted	1,491,296	21.56	9.55
Exercised	(417,512)	1.71		7
Cancelled	(60,512)	17.27
Outstanding as of June 30, 2020	10,776,813	$8.21	6.92	$139

Options vested and exercisable as of June 30, 2020	7,814,535	$4.43	6.09	$129
Options unvested as of June 30, 2020	2,962,278	$18.18	9.11

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2020 and 2019 was $14.29 and $9.90, respectively.

The total fair value of options vested during the six months ended June 30, 2020 and 2019 was $30.0 million and $35.7 million, respectively.

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$1,679	$2,252	$3,414	$3,818
General and administrative	2,810	1,886	5,036	3,500
Total share based compensation expense	$4,489	$4,138	$8,450	$7,318

As of June 30, 2020, the Company had an aggregate of $31.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 1.97 years.

9.	Stockholders’ Equity

The Company has 14,102 warrants outstanding as of June 30, 2020, convertible into 14,102 shares of common stock at an exercise price of $24.82 per share, and expiring on June 28, 2023.

On December 12, 2019, the Company recorded treasury stock of $0.1 million for shares withheld to pay the payroll tax liability of an option exercise which was remitted in January 2020.

As of March 31, 2020, the Company recorded treasury stock of $0.4 million for the shares withheld to pay the payroll tax liability of an option exercise which was remitted in June 2020.

As of June 30, 2020, the Company recorded treasury stock of $0.1 million for the shares withheld to pay the payroll tax liability of option exercises which were remitted in June 2020.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Numerator:
Net loss attributable to common stockholders	$(25,040)	$(18,680)	$(49,704)	$(38,131)
Denominator:
Weighted-average common shares outstanding - basic and diluted	55,158,459	49,267,247	55,020,789	47,206,480

Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.38)	$(0.90)	$(0.81)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2020	2019
Shares issuable upon conversion of the 2021 Convertible Notes	160,536	1,620,948
Shares issuable upon conversion of the 2022 Convertible Notes	1,460,412	-
Warrants exercisable for common shares	14,102	14,102
Options to purchase common shares	10,776,813	8,870,004
	12,411,863	10,505,054

11.	Commitments and Contingencies

The Company determines if an arrangement is a lease at inception. Operating leases are included in the Company’s consolidated balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Finance leases are included in the consolidated balance sheet as right-of-use assets from finance leases, and finance lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term.  The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet will be dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing facilities to support the Company’s pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a term of 15 years from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of June 30, 2020 and December 31, 2019. The Company entered into the lease prior to the building being available for use as the building construction was not complete.

The Company began making lease payments on September 1, 2019. At that time and as of December 31, 2019, the Company determined the lease commencement date had not occurred since the landlord improvements had not been completed. Prior to the lease commencement date, the lease payments were recorded as prepaid rent.  The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020.  During the three months ended June 30, 2020, the Company reclassified an additional $2.2 million of construction costs in progress as part of the right of use asset.

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with an initial term ending on July 31, 2022 (the “NY Lease Agreement”). Effective May 31, 2020, the Company terminated the lease and recorded a loss on termination of $76.

On June 7, 2018, the Company entered into a three year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $0.9 million which expires on June 30, 2020 and is renewed automatically for a one year period until its expiration date of July 31, 2021. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has a certificate of deposit of $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three  and six months ended June 30, 2020. Rental income under the same agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2019. These amounts are netted against rent expense in the consolidated statement of operations.

Rent expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.  Rent expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

The total restricted cash balance for the Company’s finance leases at June 30, 2020 and December 31, 2019 was $1.0 million.

Lease cost	June 30, 2020
Operating lease cost	$407
Finance lease cost
Amortization of right of use assets	655
Interest on lease liablities	607
Total lease cost	$1,668

The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of June 30, 2020:

Maturity of operating lease liabilities	June 30, 2020
2020	$450
2021	682
2022	445
2023	75
Total lease payments	$1,652
Less: interest	(127)
Total operating lease liabilities	$1,525

Maturity of finance lease liability	June 30, 2020
2020	$805
2021	1,644
2022	1,689
2023	1,736
2024	1,791
Thereafter	48,767
Total lease payments	$56,432
Less: interest	(35,911)
Total finance lease liability	$20,521

Leases	June 30, 2020

Operating right-of-use assets	$1,270

Operating current lease liabilities	819
Operating noncurrent lease liabilities	706
Total operating lease liabilities	$1,525

Finance right-of-use assets	$49,250

Finance current lease liability	1,621
Finance noncurrent lease liability	18,900
Total finance lease liability	$20,521

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$447
Cash flows from finance lease	$265
Weighted-average remaining lease term - operating leases	2.2 years
Weighted-average remaining lease term - finance lease	24.2 years
Weighted-average discount rate - operating leases	7.77%
Weighted-average discount rate - finance lease	8.96%

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

On May 16, 2018, the Company and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University is the lead clinical trial research center in the U.S. for the FA registrational trial and  the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, the Company agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of the Company’s internal pipeline.The Company agreed to contribute up to $3.5 million for the LCGM expansion of which $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA and upon signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was expensed and paid. During the six months ended June 30, 2020, the remaining milestone under this collaboration agreement was met and the Company expensed and paid the final milestone payment of $0.7 million.

14.	CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, we received the first two grants from CIRM in the aggregate of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. On July 1, 2020, the Company received the next cash advance from CIRM of $1.6 million. As of June 30, 2020, the Company recorded a receivable and reduction of R&D expenses of $1.6 million for the reimbursable expenses incurred for the three months ended June 30, 2020.

15.	Related Party Transactions

During March 2018, the Company entered into a consulting agreement with a member of the Board of Directors for strategic and corporate consulting services to be provided to the Company. This agreement was terminated in 2019. The Company incurred expenses of $0 and $4 during the three and six months ended June 30, 2020 and 2019, respectively relating to services provided under this consulting agreement.

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27.5 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $27.5 during the three months ended June 30, 2020 and 2019, and incurred expenses of $55 during the six months ended June 30, 2020 and 2019, relating to services provided under this agreement.

In June 2020, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy.  In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 9,784 options with a fair value of $119.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2020 was $87 and $186, respectively. The Company’s matching contribution for the three and six months ended June 30, 2019 was $44 and $125, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 6, 2020, or our 2019 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2019 Form 10-K, pursuant to Instruction 2 to paragraph of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have four clinical-stage ex vivo lentiviral vector (“LVV”) programs currently enrolling patients in the United States (“U.S.”) and Europe for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the US and Europe. In addition, in the U.S. we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work in the discovery stage for an FA CRISPR/CAS9 program as well as a gene therapy program for the less common FA subtypes C and G is ongoing.

Recent Developments

On February 20, 2020, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our outstanding 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Notes”) to extend the maturity date by one year. Pursuant to the Exchange Agreements, we exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (which represented approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $119,416 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020 to February 20, 2020.

On June 12, 2020, we entered an exchange agreement (substantially in the form of the exchange agreement we entered into with holders in prior exchange transactions for its 2021 Convertible Notes with a holder of the 2021 Convertible Notes, whereas we exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of  the 2022 Convertible Notes (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Note) and (b) approximately $11,000 in cash to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction. The 2022 Convertible Notes were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

At the virtual 2020 American Society of Gene & Cellular Therapy (“ASGCT”) conference, in May 12, 2020, we presented longer-term data from the FANCOLEN-I study of RP-L102 “Process A” for FA. Patients followed for a year or more after treatment with RP-L102 “Process A” continued to demonstrate durable engraftment and hematologic correction, without the use of pre-treatment conditioning regimens. Data for the initial four treated patients is available through 33-36 months of follow-up, and indicates ongoing progressive increases in the percentage of peripheral blood cells displaying gene-marking (evidence of a corrected FA gene) over time, with concomitant increases in the percentages of cells in blood and bone marrow resistant to DNA-damaging agents DEB and MMC, including evidence of engraftment leading to bone marrow restoration exceeding the 10% threshold agreed to by the U.S Food and Drug Administration (“FDA”) and EMA for the ongoing registration-enabling Phase 2 trial.  In patient 02002, who received adequate drug product, hemoglobin levels are now similar to those in the first year after birth, suggesting hematologic correction over the long term; increases in hemoglobin subsequent to 24 months of follow-up were also identified in patient 02006, who also received adequate drug product. Evidence of progressive engraftment (and hematologic stability) have also been noted in some of the subsequent 5 patients treated and appear related to the dose and level of genetic correction in the investigational product administered.

At the virtual 2020 American Society of Gene & Cellular Therapy (“ASGCT”) conference, Rocket presented initial results from two pediatric patients treated with “Process B” RP-L102 prior to development of severe bone marrow failure in our Phase 1 trial of RP-L102 for FA. No drug-related safety or tolerability issues have been reported.  At junctures during and through one-year following therapy, one patient had evidence of hematologic stability, preliminary evidence of genetic correction in blood and bone marrow cells, and evidence of increasing resistance of bone marrow cells to DNA-damaging agents. The second patient had blood count stability during the initial 6 months following therapy and then had decreased blood counts secondary to an Influenza B infection requiring red blood cell transfusions with stabilization and decreasing transfusion requirement at time of presentation. Comprehensive follow-up has been limited due to the COVID-19 pandemic.

Further updates on FA “Process B” data are expected in the fourth quarter of 2020. Enrollment on EU and US Phase 2 “Process B” studies commenced in November, 2019 with interruptions in enrollment due to COVID-19; additional Phase 2 enrollment resumed in early third quarter of 2020.

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

We currently have one program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA for the Phase 1 U.S. clinical development efforts for the LAD-I program. In the Phase 2 portion of the study, UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and Hospital Infantil Universitario Nino Jesus is serving as the lead clinical site in Spain.

The ongoing open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 has dosed two severe LAD-I patients in the U.S. to assess the safety and tolerability of RP-L201. This study has received $6.5 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

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

At the virtual 2020 ASGCT conference we announced the first patient treated in our Phase 1/2 study of RP-L201 for the treatment of severe LAD-I, demonstrated an increase in CD18 expression from less than 1% to 45%, sustained over six months. We believe that these results lend further support to the applicability of “Process B” across the lentiviral portfolio. Enrollment is now complete in the Phase 1 portion of the study, and we expect to move to the registration-enabling Phase II trial in the fourth quarter of 2020. We expect to announce additional LAD-I data in the fourth quarter of 2020.

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

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric transfusion-dependent PKD patients in the U.S. and Europe. The trial will be comprised of three cohorts to assess RP-L301 in young pediatric (age 8-11), older pediatric (age 12-17) and adult populations. The trial is designed to assess the safety, tolerability and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients.  Lucile Packard Children’s Hospital Stanford will serve as the lead site in the U.S. for adult and pediatric patients, and Hospital Infantil Universitario Niño Jesús will serve as the lead site in Europe for pediatrics and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients.

In July 2020, we treated the first patient in our open-label, Phase 1 clinical trial of RP-L301.

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

We currently have one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that we in-licensed from Lund University, Sweden. This program has been granted ODD and Rare Pediatric Disease designation from the FDA. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We have partnered with UCLA to lead U.S. clinical development efforts for the IMO program and anticipate that UCLA will serve as the lead U.S. clinical site for IMO.  The IND for RP-L401 to initiate a global Phase 1 study was cleared by the FDA in June 2020.

The non-randomized, open-label Phase 1 clinical trial will enroll two pediatric patients, one month of age or older. The trial is designed to assess safety and tolerability of RP-L401, as well as preliminary efficacy, including potential improvements in bone abnormalities/density, hematologic status and endocrine abnormalities. University of California, Los Angeles will serve as the lead trial site. The trial will be led by principal investigator Donald B. Kohn, M.D., Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology, and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at the University of California, Los Angeles.  In June 2020, we announced FDA clearance of the IND for RP-L401 for IMO.  We intend to commence this clinical trial in the fourth quarter of 2020.

AAV Program:

Danon Disease:

Danon disease is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Danon disease is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other Danon disease symptoms can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of Danon disease. Danon disease, is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU, however new market research is being performed and the prevalence of patients may be updated in the future.

In January 2019, we announced the clearance of our IND application by the FDA for RP-A501 for the treatment of Danon disease, and in February 2019, we were notified by the FDA that we were granted Fast Track designation for RP-A501. University of California San Diego Health is the initial and lead center for our Phase 1 clinical trial.

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

As of June 30, 2020, we have dosed three patients in the RP-A501 phase 1 clinical trial. This completes the first low dose cohort of the Phase 1 study. Based on the preliminary safety and efficacy data review of this completed cohort, both the FDA, the Independent Data Safety Monitoring Committee (“IDSMC”) and hospital IRB have provided clearance to advance to a higher dose cohort in Phase 1 clinical trial of RP-A501 for Danon Disease.  The first patient in this cohort is expected to be treated in the third quarter, and preliminary Danon data is anticipated in the fourth quarter of 2020.

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

Strategy

We seek to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, we intend to develop into a fully integrated biotechnology company. In the near- and medium-term, we intend to develop our first-in-class product candidates, which are targeting devastating diseases with substantial unmet need, develop proprietary in-house analytics and manufacturing capabilities and continue to commence registration trials for our currently planned programs. In the medium and long-term, we expect to submit our first biologics license applications (“BLAs”) and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and commercialization.

We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process with defined criteria to identify target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through June 30, 2020, we raised net cash proceeds of approximately $373.1 million from investors through both equity and convertible debt financing to fund operating activities. As of June 30, 2020, we had cash, cash equivalents and investments of $249.8 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $49.7 million for the six months ended June 30, 2020 and $77.3 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $232.8 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Operating Expenses

Research and Development Expenses

Our research and development program (“R&D”) expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:

•	expenses incurred under agreements with research institutions that conduct research and development activities including, process development, preclinical, and clinical activities on our behalf;

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

Our direct research and development expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third-party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

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

Our significant accounting policies are described in more detail in our 2019 Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of operations for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$16,731	$13,989	$2,742
General and administrative	6,828	4,403	2,425
Total operating expenses	23,559	18,392	5,167
Loss from operations	(23,559)	(18,392)	(5,167)
Research and development incentives	-	-	-
Interest expense	(1,786)	(1,544)	(242)
Interest and other income net	429	941	(512)
Accretion of discount on investments	(124)	315	(439)
Total other expense, net	(1,481)	(288)	(1,193)
Net loss	$(25,040)	$(18,680)	$(6,360)

Research and Development Expenses

R&D expenses increased $2.7 million to $16.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to increases in compensation and benefits of $1.6 million due to increased R&D headcount, an increase in manufacturing development costs of $2.3 million, an increase in amortization expense related to the Cranbury, NJ lease of $0.5 million, offset by the CIRM grant receivable of $1.6 million for LAD-1 which was offset against Q-2, 2020 R&D expenses and a decrease in license expense primarily due to the $1.0 million license fee paid to REGENXBIO in the second quarter of 2019.

General and Administrative Expenses

G&A expenses increased $2.4 million to $6.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increases in G&A expenses were primarily driven by an increase in stock compensation expense of $1.2 million, an increase in compensation and benefits of $0.7 million due to increased G&A headcount, and fees incurred in connection with the June 2020 convertible notes exchange of $0.3 million.

Other Expense, Net

Other expense, net was $1.5 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. The change was primarily due to a decrease in interest and accretion income related to our investments of $0.9 million due to lower interest rates on our investments.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of operations for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$33,687	$29,126	$4,561
General and administrative	13,990	8,211	5,779
Total operating expenses	47,677	37,337	10,340
Loss from operations	(47,677)	(37,337)	(10,340)
Research and development incentives	-	250	(250)
Interest expense	(3,360)	(3,148)	(212)
Interest and other income net	1,395	1,542	(147)
Accretion of discount on investments	(62)	562	(624)
Total other expense, net	(2,027)	(794)	(1,233)
Net loss	$(49,704)	$(38,131)	$(11,573)

Research and Development Expenses

R&D expenses increased $4.6 million to $33.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily a result of an increase in manufacturing and process development expenses of $1.8 million; increase in compensation expense of $2.7 million due to increased R&D headcount; an increase in clinical trials expense of $1.2 million, an increase in amortization expense related to the Cranbury lease of $0.7 million, an increase in lab supplies for $0.6 million, offset by the CIRM grant receivable of $1.6 million that was offset against LAD-1 R&D expenses and a decrease in license expense primarily due to the $1.0 million we paid in connection with our license for REGENXBIO incurred in the second quarter of 2019.

General and Administrative Expenses

G&A expenses increased $5.8 million to $14.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in G&A expenses were primarily driven by fees incurred in connection with the February and June 2020 convertible notes exchange of an aggregate of $1.9 million, an increase in non-cash stock compensation expense of $1.8 million, and an increase in compensation and benefits of $1.4 million due to increased G&A headcount.

Other Expense, Net

Other expense, net was $2.0 million for the six months ended June 30, 2020 compared to other expense, net of $0.8 million for the six months ended June 30, 2019. The change was primarily due to a decrease in interest income related to our investments of $0.6 million due to lower interest rates, an increase in interest expense of $0.2 million, and a decrease in research and development incentives due to the receipt of the NYC biotech tax credit in 2019, which was phased out by NYC and did not reoccur in 2020.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(44,278)	$(34,081)
Cash provided by (used in) investing activities	22,064	(97,705)
Cash provided by financing activities	34	85,353
Net change in cash, cash equivalents and restricted cash	$(22,180)	$(46,433)

Operating Activities

During the six months ended June 30, 2020, operating activities used $44.3 million of cash, primarily resulting from our net loss of $49.7 million offset by net non-cash charges of $10.2 million, including non-cash stock-based compensation expense of $8.5 million and accretion of the discount on convertible notes of $1.4 million. Changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of increases in prepaid expenses and other assets of $2.5 million, and accounts payable and accrued expenses of $3.2 million.

During the six months ended June 30, 2019, operating activities used $34.1 million of cash, primarily resulting from our net loss of $38.1 million offset by net changes in our operating assets and liabilities of $4.7 million and net non-cash charges of $8.8 million, including stock-based compensation expense of $7.3 million and accretion of discount on convertible notes of $1.7 million. Changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted of increases in prepaid expenses and other assets of $2.4 million, and accounts payable and accrued expenses of $2.3 million.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $22.1 million, consisting of proceeds of $88.7 million from the maturities of investments, offset by purchases of investments of $56.4 million, purchases of property and equipment of $7.1 million, payments made to acquire ROU Asset of $2.7 million, and purchases of internal use software of $0.4 million.

During the six months ended June 30, 2019, net cash used in investing activities was $97.7 million, consisting of purchases of investments of $140.3 million and purchases of property and equipment of $7.3 million, offset by proceeds of $49.9 million from the maturities of investments.

Financing Activities

During the six months ended June 30, 2020, there was a net zero movement on net cash provided by financing activities.

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

As of June 30, 2020, we had cash, cash equivalents and investments of $249.8 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2022.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”), which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: December 31, 2020; the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 of our “Consolidated Unaudited Financial Statements,” in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $249.8 million at June 30, 2020, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes and 2022 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $25.0 million and $49.7 million for the three and six months ended June 30, 2020 and $77.3 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $232.8 million. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs and from G&A costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical testing, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.

We expect to require substantial future capital in order to seek to broaden licensing of our gene therapy platforms, complete preclinical and clinical development for our current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical trials and expect to spend up to $30.0 million in non-recurring expenses in 2020 in connection with the buildout of our new facility in Cranbury, New Jersey. Also, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including with our transition from emerging growth company and expected transition from smaller reporting company status at the end of 2020. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may seek to refinance or exchange our convertible notes to further extend their maturity date. If we are unable to raise capital or refinance our convertible notes due 2022 when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our R&D programs or other operations. Furthermore, to the extent we raise additional capital by issuing equity securities, or to the extent holders of our 2022 convertible notes exercise their option to convert their notes into shares of our common stock, our stockholders will experience substantial additional dilution.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2020, our cash, cash equivalents and investments was $249.8 million. Our future capital requirements will depend on many factors, including:

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

In addition, the EMA’s Committee for Advanced Therapies (“CAT”) and other regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

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

We have initiated our sponsored clinical trials for FA, LAD-I, PKD, IMO and Danon disease but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in our clinical studies or for any future subjects in our ongoing or future clinical studies and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. We cannot guarantee that any of these studies will ultimately be successful or that preclinical or early stage clinical studies will support further clinical advancement or regulatory approval of our product candidates.

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

Even if we obtain regulatory approval in a jurisdiction, the applicable regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We have historically relied on third parties to manufacture supplies of our product candidates. We are now in the process of building a manufacturing facility in Cranbury, New Jersey, which we expect to be completed in the third quarter of 2020. Designing and building a manufacturing facility is time-consuming, expensive, and may be subject to delays or cost overruns.

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

In addition, third-party payors are increasingly limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs. If we are unable to obtain adequate levels of reimbursement for our product candidates, our ability to successfully market and sell our product candidates will be harmed. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important to successful commercialization of our product candidates. Inadequate reimbursement for such services may lead to physician resistance and limit our ability to market or sell our products.

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

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2019. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D effort and our business could ultimately suffer.

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

Any of these events could lead to clinical study delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including an injunction, recall, seizure or total or partial suspension of production.

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

Ethical, social, legal and other concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the U.S., the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically beneficial, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and our product candidates, if approved for commercial sale, will depend on several factors, including:

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

As of August 3, 2020, we had 79 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained during clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation or could cause regulatory agencies not to approve our product candidates. We have a code of business ethics and conduct applicable to all employees, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread extensively throughout the world and in the United States. In response to the spread of COVID-19, most of the employees have converted to working remotely with a limited number of staff in our research and development laboratory involved in the construction of our Cranbury, NJ facility.

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

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints; and

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to patents and patent applications owned or in-licensed by us have been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, patents and patent applications that we own or in-license may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

*Effective as of December 31, 2020, we will be a large accelerated filer, which will increase our costs and demand on management.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we will be a large accelerated filer as of December 31, 2020 and will therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we will no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2021).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

*If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Beginning in 2021, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm's evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the New York Stock Exchange, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

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

On July 30, 2020, Kamran Alam, CPA, MBA, the Company’s Senior Vice President-Finance and Principal Financial Officer resigned his position as Principal Financial Officer of Rocket.  Mr. Alam’s resignation is not the result of any dispute or disagreement with the Company, or any matter relating to the Company's accounting practices or financial statements.

 On July 30, 2020, the Company’s Board of Directors appointed John Militello, CPA, the Company’s current Senior Controller, Treasurer and Principal Accounting Officer as the Company’s Vice President of Finance, Senior Controller, Treasurer and Principal Financial and Accounting Officer, effective immediately.  Mr. Militello was previously the Company’s Principal Financial and Accounting Officer from January 2018 to October 2019 and the Company’s Principal Accounting Officer from October 2019 to present.

Mr. Militello, age 46, worked at Immune Pharmaceuticals, Inc., a publicly traded biotechnology company, where he most recently served as Vice President of Finance (principal financial and accounting officer), Controller and Chief Accounting Officer.  Prior to that, Mr. Militello was an Assistant Controller with Retrophin, Inc., a San Diego based biotech company, and the Manager, External Reporting & Compliance at Volt Information Sciences, Inc., a billion dollar, multi-national publicly traded staffing company. Prior to Volt Information Sciences, Inc., Mr. Militello was a Senior Manager with BDO USA, LLP serving multi-national SEC registrants and was a member of the Life Sciences practice group. Mr. Militello is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting from St. Joseph’s College.

There are no family relationships between Mr. Militello, on the one hand, and any director, executive officer or any other person nominated or chosen by the Company to become a director or executive officer, on the other. There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission) between Mr. Militello, on the one hand, and the Company, on the other.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation,
Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017)
3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2018)

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
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on February 11, 2020)
10.2	Consulting Agreement between the Registrant and Gotham Makker, MD, dated June 16, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 5, 2020	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2020	By:	/s/ John Militello
John Militello,
VP, Finance, Sr. Controller and Treasurer
(Principal Financial and Accounting Officer)