Form 10-Q
period 2020-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2020-11-06
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 55,233,798 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 (“Form 10-Q”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”)
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

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$82,226	$185,383
Investments	146,464	118,732
Prepaid expenses and other assets	4,524	3,639
Total current assets	233,214	307,754
Property and equipment, net	15,803	29,521
Goodwill	30,815	30,815
Restricted cash	1,568	1,525
Deposits	455	455
Operating lease right-of-use assets	1,094	2,051
Finance lease right-of-use asset	52,547	-
Total assets	$335,496	$372,121
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$24,830	$17,352
Convertible notes, net of unamortized discount, current	4,765	-
Operating lease liabilities, current	728	957
Finance lease liabilities, current	1,632	-
Total current liabilities	31,955	18,309
Convertible notes, net of unamortized discount, non-current	42,132	45,049
Operating lease liabilities, non-current	599	1,443
Finance lease liabilities, non-current	18,946	-
Other liabilities	23	23
Total liabilities	93,655	64,824
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 55,204,127 and 54,773,061 shares issued and 55,201,106 and 54,769,030 shares outstanding at September 30, 2020 and December 31, 2019, respectively	552	548
Treasury stock, at cost, 3,021 and 4,031 common shares at September 30, 2020 and December 31, 2019,respectively	(76)	(53)
Additional paid-in capital	503,223	489,925
Accumulated other comprehensive loss	69	20
Accumulated deficit	(261,927)	(183,143)
Total stockholders' equity	241,841	307,297
Total liabilities and stockholders' equity	$335,496	$372,121
The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	21,657	14,829	55,345	43,955
General and administrative	5,730	4,336	19,720	12,547
Total operating expenses	27,387	19,165	75,065	56,502
Loss from operations	(27,387)	(19,165)	(75,065)	(56,502)
Research and development incentives	-	-	-	250
Interest expense	(1,967)	(1,466)	(5,326)	(4,615)
Interest and other income net	518	979	1,913	2,522
(Amortization of premium) accretion of discount on investments - net	(244)	368	(306)	930
Net loss	$(29,080)	$(19,284)	$(78,784)	$(57,415)
Net loss per share attributable to common stockholders - basic and diluted	$(0.53)	$(0.38)	$(1.43)	$(1.19)
Weighted-average common shares outstanding - basic and diluted	55,188,956	50,364,649	55,077,254	48,270,771

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(29,080)	$(19,284)	$(78,784)	$(57,415)
Other comprehensive loss
Net unrealized (loss) gain on investments	(160)	(27)	49	244
Total comprehensive loss	$(29,240)	$(19,311)	$(78,735)	$(57,171)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	4	-	(4)	-	-	-
Share repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on investments	-	-	-	-	(95)	-	(95)
Share-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	$552	(429)	$493,810	$(75)	$(207,807)	$286,051
Issuance of common stock pursuant to exercise of stock options	12,968	-	-	290	-	-	290
Sale of treasury stock	-	-	538	-	-	-	538
Issuance of treasury stock pursuant to exercise of stock options	-	-	(109)	-	-	-	(109)
Unrealized comprehensive gain on investments	-	-	-	-	304	-	304
Share-based compensation	-	-	-	4,489	-	-	4,489
Net loss	-	-	-	-	-	(25,040)	(25,040)
Balance at June 30, 2020	55,170,003	$552	-	$498,589	$229	$(232,847)	$266,523
Issuance of common stock pursuant to exercise of stock options	34,124	-	-	587	-	-	587
Issuance of treasury stock pursuant to exercise of stock options	-	-	(76)	-	-	-	(76)
Unrealized comprehensive loss on investments	-	-	-	-	(160)	-	(160)
Share-based compensation	-	-	-	4,047	-	-	4,047
Net loss	-	-	-	-	-	(29,080)	(29,080)
Balance at September 30, 2020	55,204,127	$552	(76)	$503,223	$69	$(261,927)	$241,841

				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock pursuant to exercise of stock options	19,701	-	-	-	-	-	-
Stock repurchase	-	-	(725)	(2)	-	-	(727)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	-	38	-	38
Share-based compensation	-	-	-	3,180	-	-	3,180
Net loss	-	-	-	-	-	(19,451)	(19,451)
Balance at March 31, 2019	45,114,437	$451	-	$302,039	$(89)	$(125,324)	$177,077
Issuance of common stock, net of issuance costs	5,175,000	52	-	86,028	-	-	86,080
Issuance of common stock pursuant to exercise of stock options	42,998	-	-	-	-	-	-
Net exercise of options	-	-	(344)	-	-	-	(344)
Unrealized comprehensive gain on investments	-	-	-	-	233	-	233
Share-based compensation	-	-	-	4,138	-	-	4,138
Net loss	-	-	-	-	-	(18,680)	(18,680)
Balance at June 30, 2019	50,332,435	$503	(344)	$392,205	$144	$(144,004)	$248,504
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Issuance of common stock pursuant to exercise of stock options	43,595	-	-	31	-	-	31
Net exercise of options	-	-	-	-	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(27)	-	(27)
Share-based compensation	-	-	-	2,694	-	-	2,694
Net loss	-	-	-	-	-	(19,284)	(19,284)
Balance at September 30, 2019	50,376,030	$503	(344)	$394,930	$117	$(163,288)	$231,918

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating Activities:
Net loss	$(78,784)	$(57,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,085	2,650
Depreciation and amortization expense	515	325
Write down of property and equipment	62	-
Stock-based compensation	12,497	10,012
Accretion of discount (amortization of premium) on investments, net	306	(835)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,415)	(1,583)
Accounts payable and accrued expenses	1,752	1,978
Operating lease liabilities	(114)	(62)
Finance lease liability	1,565	-
Net cash used in operating activities	(61,531)	(44,930)
Investing activities:
Purchases of investments	(132,101)	(150,246)
Proceeds from maturities of investments	104,111	101,736
Payments made to acquire right of use asset	(6,539)	-
Purchases of property and equipment	(6,954)	(14,015)
Purchases of internal use software	(646)	-
Net cash used in investing activities	(42,129)	(62,525)
Financing activities:
Proceeds from sale of treasury stock	591	-
Proceeds from exercise of options	4	31
Issuance of common stock, net of issuance costs	874	86,080
Common stock repurchase	(72)	(727)
Payment of withholding tax on option exercise	(614)	-
Convertible notes refinancing costs to the lender	(237)	-
Net cash provided by financing activities	546	85,384
Net change in cash, cash equivalents and restricted cash	(103,114)	(22,071)
Cash, cash equivalents and restricted cash at beginning of period	186,908	112,791
Cash, cash equivalents and restricted cash at end of period	$83,794	$90,720

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$5,627	$3,535
Accrued purchases of internal use software	$100	$-
Retirement of treasury stock	$-	$1,393
Net exercise of options	$-	$344
Unrealized gain on investments	$49	$244
Finance lease right of use asset and lease liability	$20,179	$-
Reclassification of construction in process of finance right of use asset	$26,465	$-
Supplemental cash flow information:
Cash paid for interest	$2,960	$2,990

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $261.9 million as of September 30, 2020. As of September 30, 2020, the Company had $228.7 million of cash, cash equivalents and investments. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2022.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020 (“2019 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 and any other interim periods or any future year or period.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2019 Form 10-K, except as noted below.

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

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$82,226	$185,383
Restricted cash	1,568	1,525
	$83,794	$186,908

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

There were no other recent accounting standards that impacted the Company for the three months ended September 30, 2020.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$68,374	$-	$-	$68,374

United States Treasury securities	75,496	-	-	75,496
Corporate Bonds	-	64,968	-	64,968
Municipal Bonds	-	6,000	-	6,000
Investments	75,496	70,968	-	146,464

	$143,870	$70,968	$-	$214,838

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (included in cash and cash equivalents)	$72,114	$-	$-	$72,114
Cash	7,542	-	-	7,542
	79,656	-	-	79,656

United States Treasury securities	75,464	-	-	75,464
Government Bonds	-	8,000	-	8,000
Corporate Bonds	-	29,268	-	29,268
Municipal Bonds	-	6,000	-	6,000
Investments	75,464	43,268	-	118,732

	$155,120	$43,268	$-	$198,388

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

The fair value of the 2021 Convertible Notes as of September 30, 2020 was $5.5 million. The fair value of the 2022 Convertible Notes as of September 30, 2020 was $48.5 million (see Note 7).

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Laboratory equipment	$7,077	$1,910
Machinery and equipment	7,072	-
Computer equipment	218	179
Furniture and fixtures	1,855	273
Leasehold improvements	29	29
Internal use software	972	226
Construction costs in progress	-	27,809
	17,223	30,426
Less: accumulated depreciation and amortization	(1,420)	(905)
	$15,803	$29,521

Construction costs in progress as of December 31, 2019 comprised costs associated with the build out of the Company’s research, manufacturing and office facility in Cranbury, NJ.  See Note 11 “Commitments and Contingencies” for the treatment of construction costs as part of the right of use asset as of September 30, 2020. During the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.5 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million of depreciation and amortization expense, respectively.

6.	Accounts Payable and Accrued Expenses

At September 30, 2020 and December 31, 2019, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Research and development	$13,665	$7,418
Property and equipment	5,627	4,424
Employee compensation	2,796	2,588
Accrued interest	620	1,241
Government grant payable	583	562
Professional fees	894	553
Internal use software	100	226
Other	545	340
	$24,830	$17,352

7.	Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate principal amount of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

Convertible Notes Exchange Agreement

On February 20, 2020 and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $119,416 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, the Company repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $71,670 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

Also pursuant to the Exchange Agreements, on June 12, 2020, the Company exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 6.25% Convertible Senior Notes due 2022 (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Notes) and (b) approximately $11,000 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction.

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

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of the Company’s common stock per 1.00 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock, and is subject to adjustment under the terms of the 2022 Convertible Notes. The Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default. As of September 30, 2020, the stated interest rate was 6.25%, and the effective interest rate was 15.3%.

The exchange transactions were accounted for as a modification of the 2021 Convertibles Notes and have been accounted for based on ASC 470-50 Modifications and Extinguishments. The remaining outstanding principal of the 2021 Convertible Notes will be accounted for consistent with the original accounting assessment. The Company incurred $1.6 million of costs in connection with the February 2020 exchange and $0.3 million of costs in connection with the June 2020 exchange transaction which have been included in G&A expenses in the consolidated financial statements for the three and nine months ended September 30, 2020. Costs incurred of $0.1 million in connection with the February exchange transaction and $0.1 million in connection with the June exchange transaction that were paid directly to the creditors have been included as a debt discount and is being amortized over the life of the 2022 Convertible Notes.

The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2020:

September 30, 2020
Principal amount	$5,150
Discount	(385)
Carrying value as of September 30, 2020	$4,765

Accretion of the 2021 Convertible Notes discount was $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. Accretion of the 2021 Convertible Notes discount was $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.

The table below summarizes the carrying value of the 2022 Convertible Notes as of September 30, 2020:

September 30, 2020
Principal amount	$46,850
Discount	(4,718)
Carrying value as of September 30, 2020	$42,132

Accretion of the 2022 Convertible Notes discount was $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2020	2019

Risk-free interest rate	1.07%	2.40%
Expected term (in years)	5.83	5.79
Expected volatility	76.74%	75.13%
Expected dividend yield	0.00%	0.00%
Exercise price	$21.97	$14.42
Fair value of common stock	$21.97	$14.42

The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The following table summarizes stock option activity for the nine months ended September 30, 2020 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2019	9,763,541	$5.95	6.96	$164,021
Granted	1,905,296	21.97	9.26
Exercised	(434,066)	2.69		7,417
Cancelled	(312,093)	15.98
Outstanding as of September 30, 2020	10,922,678	$8.60	6.73	$155,930

Options vested and exercisable as of September 30, 2020	8,111,936	$8.60	5.92	$146,616
Options unvested as of September 30, 2020	2,810,742	$4.76	9.09

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 and 2019 was $14.42 and $9.50, respectively.

The total fair value of options vested during the nine months ended September 30, 2020 and 2019 was $12.7 million and $49.4 million, respectively.

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Research and development	$1,780	$893	$5,194	$4,711
General and administrative	2,267	1,801	7,303	5,301
Total share based compensation expense	$4,047	$2,694	$12,497	$10,012

As of September 30, 2020, the Company had an aggregate of $30.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 1.90 years.

9.	Stockholders’ Equity

The Company has 14,102 warrants outstanding as of September 30, 2020, convertible into 14,102 shares of common stock at an exercise price of $24.82 per share and expiring on June 28, 2023.

On December 12, 2019, the Company recorded treasury stock of $0.1 million for shares withheld to pay the payroll tax liability of an option exercise which was remitted in January 2020.

During the quarter ended March 31, 2020, the Company recorded treasury stock of $0.4 million for the shares withheld to pay the payroll tax liability of an option exercise which was remitted in June 2020.

During the quarter ended June 30, 2020, the Company recorded treasury stock of $0.1 million for the shares withheld to pay the payroll tax liability of option exercises which were remitted in June 2020.

During the quarter ended September 30, 2020, the Company recorded treasury stock of $0.1 million for the shares withheld to pay the payroll tax liability of option exercises.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net loss attributable to common stockholders	$(29,080)	$(19,284)	$(78,784)	$(57,415)
Denominator:
Weighted-average common shares outstanding - basic and diluted	55,188,956	50,364,649	55,077,254	48,270,771

Net loss per share attributable to common stockholders - basic and diluted	$(0.53)	$(0.38)	$(1.43)	$(1.19)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2020	2019
Shares issuable upon conversion of the 2021 Convertible Notes	160,536	1,620,948
Shares issuable upon conversion of the 2022 Convertible Notes	1,460,412	-
Warrants exercisable for common shares	14,102	14,102
Options to purchase common shares	10,922,678	9,608,537
	12,557,728	11,243,587

11.	Commitments and Contingencies

The Company determines if an arrangement is a lease at inception. Operating and finance leases are presented in the Company’s consolidated balance sheet as right-of-use assets from leases, current lease liabilities and long-term lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing facilities to support the Company’s pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a term of 15 years from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Company entered into the lease prior to the building being available for use as the building construction was not complete.

The Company began making lease payments on September 1, 2019. At that time and as of December 31, 2019, the Company determined the lease commencement date had not occurred since the landlord improvements had not been completed. Prior to the lease commencement date, the lease payments were recorded as prepaid rent. The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020. During the three and nine months ended September 30, 2020, the Company reclassified an additional $3.8 million bringing the aggregate reclassification to $32.9 million of construction costs in progress as part of the right of use asset.

Interest associated with the financing lease was $0.5 million and $1.1 million for the three and nine months ended September 30, 2020, respectively and is recorded as interest expense on the consolidated statements of operations.

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with an initial term ending on July 31, 2022 (the “NY Lease Agreement”). Effective May 31, 2020, the Company terminated the lease and recorded a loss on lease termination of $76.

On June 7, 2018, the Company entered into a three year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $0.9 million which expires on June 30, 2020 and is renewed automatically for a one year period until its expiration date of July 31, 2021. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has a certificate of deposit of $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2020. Rental income under the same agreement was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019. These amounts are netted against rent expense in the consolidated statement of operations.

Rent expense was $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. Rent expense was $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

The total restricted cash balance for the Company’s operating and finance leases at September 30, 2020 and December 31, 2019 was $1.1 million and $1.0 million, respectively.

Lease cost	September 30, 2020
Operating lease cost	$610
Finance lease cost
Amortization of right of use assets	1,166
Interest on lease liablities	1,064
Total lease cost	$2,840

Maturity of operating lease liabilities	September 30, 2020
2020	$226
2021	682
2022	445
2023	75
Total lease payments	$1,428
Less: interest	(101)
Total operating lease liabilities	$1,327

The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of September 30, 2020:

Maturity of finance lease liability	September 30, 2020
2020	$405
2021	1,644
2022	1,689
2023	1,736
2024	1,791
Thereafter	48,767
Total lease payments	$56,032
Less: interest	(35,454)
Total finance lease liability	$20,578

Leases	September 30, 2020

Operating right-of-use assets	$1,094

Operating current lease liabilities	728
Operating noncurrent lease liabilities	599
Total operating lease liabilities	$1,327

Finance right-of-use assets	$52,547
Finance current lease liability	1,632
Finance noncurrent lease liability	18,946
Total finance lease liability	$20,578

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$671
Cash flows from finance lease	$665
Weighted-average remaining lease term - operating leases	2.0 years
Weighted-average remaining lease term - finance lease	23.9 years
Weighted-average discount rate - operating leases	7.77%
Weighted-average discount rate - finance lease	8.96%

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

12.	Agreements Related to Intellectual Property

The Company has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols, or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities has no alternative future uses.

13.	Strategic Research Collaboration

On May 16, 2018, the Company and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University is the lead clinical trial research center in the U.S. for the FA registrational trial and the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, the Company agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of the Company’s internal pipeline. The Company agreed to contribute up to $3.5 million for the LCGM expansion of which $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA and upon signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was expensed and paid. During the nine months ended September 30, 2020, the remaining milestone under this collaboration agreement was met and the Company expensed and paid the final milestone payment of $0.7 million.

14.	CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. On July 1, 2020, the Company received the next cash advance from CIRM of $1.6 million. During the nine months ended September 30, 2020, the Company offset $1.6 million of grant funds against research and development expenses. During the three months ended September 30, 2020, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.1 million.

15.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $28 during the three months ended September 30, 2020 and 2019, and incurred expenses of $83 during the nine months ended September 30, 2020 and 2019, relating to services provided under this agreement.

In June 2020, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 9,784 options with a fair value of $0.1 million.

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services.  In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2020 was $81 and $0.3 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2019 was $46 and $0.1 million, respectively.

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

On June 12, 2020, we entered into an exchange agreement (substantially in the form of the exchange agreement we entered into with holders in prior exchange transactions for our 2021 Convertible Notes with holders of the 2021 Convertible Notes, wherein we exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of the 2022 Convertible Notes (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Note) and (b) approximately $11,000 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction. The 2022 Convertible Notes were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Discovery
Preclinical
Phase 1
Phase 2
Designations
RP-A501
Danon Disease
Fast Track, Orphan Drug, Rare Pediatric (US)
RP-L102
Fanconi Anemia
PRIME, RMAT, ATMP, Fast Track, Rare Pediatric, Orphan Drug (US/EU)
RP-L201
Leukocyte Adhesion Deficiency-I
ATMP, Fast Track, Rare Pediatric, Orphan Drug (US/EU)
RP-L301
Pyruvate Kinase Deficiency
Orphan Drug (US/EU), Fast Track
RP-L401
Infantile Malignant Osteopetrosis
Rare Pediatric, Orphan Drug, Fast Track (US)
AAV
LVV

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, LAD-I, PKD, and IMO.
AAV Program:

Danon Disease:

Danon disease is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Danon disease is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other Danon disease symptoms can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of Danon disease. Danon disease is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU, however new market research is being performed and the prevalence of patients may be updated in the future.

In January 2019, we announced the clearance of our IND application by the FDA for RP-A501 for the treatment of Danon disease, and in February 2019, we were notified by the FDA that we were granted Fast Track designation for RP-A501. University of California San Diego Health (“UCSD”) is the initial and lead center for our Phase 1 clinical trial.

In May 2, 2019, we presented additional preclinical data at the ASCGT annual meeting, indicating that high VCN, in Danon disease-relevant organs in both mice and non-human primates (“NHN’s”), with high concentrations in heart and liver tissue (for NHP, cardiac VCN was approximately 10 times higher on average than in skeletal muscle and central nervous system), which is consistent with reported results in several studies of heart tissue across different species. There were no treatment-related adverse events or safety issues up to the highest dose.

In the third quarter of 2020, Danon disease received Rare Pediatric Disease Designation. As of September 30, 2020, we have dosed four patients in the RP-A501 Phase 1 clinical trial, and completed the first, low dose, cohort of the study. Based on the preliminary safety and efficacy data review of this completed cohort, the FDA, the Independent Data Safety Monitoring Committee (“IDSMC”) and hospital Institutional Review Board (“IRB”) have provided clearance to advance to a higher dose cohort in the Phase 1 trial. The first patient in this higher dose cohort was treated in the third quarter.

As Rocket moves into the next cohort in its clinical trial of RP-A501 for the treatment of Danon Disease, the world-renowned Children’s Hospital of Philadelphia joined UCSD as a trial site.  With this addition, Rocket brings an East Coast presence to the trial, facilitating broader patient access.

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

We currently have one LVV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our Phase 2 registration enabling clinical trials treating FA patients at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”) and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The Phase 2 portion of the trial is expected to enroll ten patients total from the U.S. and EU. Patients will receive a single IV infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

At the virtual 2020 American Society of Gene & Cellular Therapy (“ASGCT”) conference, on May 12, 2020, we presented longer-term data from the FANCOLEN-I study of RP-L102 “Process A” for FA. Patients followed for a year or more after treatment with RP-L102 “Process A” continued to demonstrate durable engraftment and hematologic correction, without the use of pre-treatment conditioning regimens. Data for the initial four treated patients is available through 33-36 months of follow-up, and indicates ongoing progressive increases in the percentage of peripheral blood cells displaying gene-marking (evidence of a corrected FA gene) over time, with concomitant increases in the percentages of cells in blood and bone marrow resistant to DNA-damaging agents DEB and MMC, including evidence of engraftment leading to bone marrow restoration exceeding the 10% threshold agreed to by the FDA and EMA for the ongoing Phase 2 trial. In patient 02002, who received adequate drug product, hemoglobin levels are now similar to those in the first year after birth, suggesting hematologic correction over the long term; increases in hemoglobin subsequent to 24 months of follow-up were also identified in patient 02006, who also received adequate drug product. Evidence of progressive engraftment (and hematologic stability) have also been noted in some of the subsequent 5 patients treated and appear related to the dose and level of genetic correction in the investigational product administered.

Also at ASGCT, Rocket presented initial results from two pediatric patients treated with “Process B” RP-L102, prior to development of severe bone marrow failure, in our Phase 1 trial of RP-L102 for FA. No drug-related safety or tolerability issues have been reported. At junctures during and through one year following therapy, one patient had evidence of hematologic stability, preliminary evidence of genetic correction in blood and bone marrow cells, and evidence of increasing resistance of bone marrow cells to DNA-damaging agents. The second patient had blood count stability during the initial 6 months following therapy and then had decreased blood counts secondary to an Influenza B infection requiring red blood cell transfusions with stabilization and decreasing transfusion requirement at time of presentation. Comprehensive follow-up has been limited due to the COVID-19 pandemic.

Enrollment in EU and US Phase 2 “Process B” studies commenced in November 2019 with interruptions in enrollment due to COVID-19; additional Phase 2 enrollment resumed in the early third quarter of 2020.

Rocket’s global registrational trial of RP-L102 for FA will expand to the University of Minnesota which has been open as an additional clinical trial site. In addition, Great Ormond Street Hospital in London has opened as additional clinical trial sites for FA and LAD-1.  GOSH, together with its academic partner UCL GOS ICH forms the largest concentration of children’s health research in Europe. The LAD-I trial first opened at the University of California, Los Angeles, and two patients have already been treated in the Phase 1 trial.

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

We currently have one program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA for the Phase 1 U.S. clinical development efforts for the LAD-I program and have dosed two severe LAD-I patients in the U.S. in Phase 1, to assess the safety and tolerability of RP-L201. The study is expected to enroll nine patients globally.  This study has received $6.5 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

In the Phase 2 registration-enabling clinical study, UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research site, and Hospital Infantil Universitario Nino Jesus is serving as the lead clinical site in Spain.  Great Ormond Street Hospital in United Kingdom has also opened as a clinical site for LAD-I.

At the virtual 2020 ASGCT conference we announced two patients were treated in our Phase 1 portion of the study. The first patient treated in our Phase 1/2 study of RP-L201 for the treatment of severe LAD-I, demonstrated an increase in CD18 expression from less than 1% to 45%, sustained over six months. We believe that these results lend further support to the applicability of “Process B” across the lentiviral portfolio.

At the virtual European Society for Immunodeficiencies (ESID) 2020 Meeting in October 2020, we provided a clinical update for the Company’s LAD-I program. The data presented in the oral presentation was longer-term follow-up data from the Phase 1/2 clinical trial of RP-L201 for LAD-I, from two pediatric patients with severe LAD-I, as defined by CD18 expression of less than 2%. Both patients were treated with RP-L201, our ex-vivo lentiviral gene therapy candidate. Patient L201-003-1001 was 9 years of age at treatment and has been followed for 12 months and Patient L201-003-1004 was 3 years of age at treatment and has been followed for four months. Treatments in both cases were well tolerated, and no safety issues were reported with infusion and post-treatment. Both subjects achieved hematopoietic reconstitution in less than 4 weeks. Patient L201-003-1001 demonstrated durable CD18 expression of 40%, peripheral blood VCN levels of 1.3, visible signs of improvement in existing skin lesions and no new infections reported 12 months post-treatment. Patient L201-003-1004 demonstrated CD18 expression of 28% and early peripheral blood VCN trending similarly to first patient, reported 4 months post-treatment. Preclinical data on IMO indicate that a modest level of engraftment corrects the disease phenotype in vivo, with increased long-term survival, tooth eruption, weight gain and normalized bone resorption. Results support acceleration into clinical development for RP-L401.

Enrollment is now complete in the Phase 1 portion of the study. The first patient was treated in the Phase 2 global registrational study for RP-L201 for LAD-I.

Pyruvate Kinase Deficiency (PKD):

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the red blood cell (“RBC”) glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which RBCs do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong RBC transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the RBC transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and Europe population. Industry estimates suggest at least 2,500 cases in the U.S. and Europe have already been diagnosed despite the lack of FDA-approved molecularly targeted therapies.

We currently have one LVV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. The IND for RP-L301 to initiate a global Phase 1 study was cleared by the FDA in October 2019. This program has been granted EMA orphan drug disease designation and FDA orphan drug disease designation (“ODD”).

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric transfusion-dependent PKD patients in the U.S. and Europe. The trial will be comprised of three cohorts to assess RP-L301 in young pediatric (age 8-11), older pediatric (age 12-17) and adult populations. The trial is designed to assess the safety, tolerability and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients. Lucile Packard Children’s Hospital Stanford will serve as the lead site in the U.S. for adult and pediatric patients, Hospital Infantil Universitario Niño Jesús will serve as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients.  In July 2020, we treated the first patient in our open-label, Phase 1 clinical trial of RP-L301.

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

We currently have one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that we in-licensed from Lund University, Sweden. This program has been granted ODD and Rare Pediatric Disease designation from the FDA, as well as FDA Fast Track Designation. The FDA defines a “rare pediatric disease” as a serious and life-threatening disease that affects less than 200,000 people in the U.S. that are aged between birth to 18 years. The Rare Pediatric Disease designation program allows for a sponsor who receives an approval for a product to potentially qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.

In October 2020, we presented pre-clinical data from our LVV-based program targeting IMO, RP-L401, at the ESID 2020 Meeting.

We have partnered with UCLA to lead U.S. clinical development efforts for the IMO program and anticipate that UCLA will serve as the lead U.S. clinical site for IMO. The IND for RP-L401 to initiate a global Phase 1 study was cleared by the FDA in June 2020.  The non-randomized, open-label Phase 1 clinical trial will enroll two pediatric patients, one month of age or older. The trial is designed to assess safety and tolerability of RP-L401, as well as preliminary efficacy, including potential improvements in bone abnormalities/density, hematologic status, and endocrine abnormalities. Recruitment is currently open for this clinical trial.

CRISPR/Cas9 gene editing in Fanconi Anemia:

In addition to our LVV and AAV programs, we also have a program evaluating CRISPR/Cas9-based gene editing for FA. This program is currently in the discovery phase. CRISPR/Cas9-based gene editing is a different method of correcting the defective genes in a patient, where the editing is very specific and targeted to a particular gene sequence. “CRISPR/Cas9” stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”) Associated protein-9. The CRISPR/Cas9 technology can be used to make “cuts” in DNA at specific sites of targeted genes, making it potentially more precise in delivering gene therapies than traditional vector-based delivery approaches. CRISPR/Cas9 can also be adapted to regulate the activity of an existing gene without modifying the actual DNA sequence, which is referred to as gene regulation.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through September 30, 2020, we raised net cash proceeds of approximately $373.1 million from investors through both equity and convertible debt financing to fund operating activities. As of September 30, 2020, we had cash, cash equivalents and investments of $228.7 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $78.8 million for the nine months ended September 30, 2020 and $77.3 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $261.9 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company as we transition out of emerging growth company status. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Our direct research and development expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third-party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:
•	salaries and personnel-related costs, including benefits, travel and stock-based compensation, for our scientific personnel performing research and development activities;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation and amortization expense and;
•	laboratory supplies and equipment used for internal research and development activities.

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

Interest Expense

Interest expense is related to the 2021 Convertible Notes, which mature in August 2021, and the 2022 Convertible Notes, which mature in August 2022, as well as the financing lease obligation for our Cranbury, NJ facility.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of operations for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$21,657	$14,829	$6,828
General and administrative	5,730	4,336	1,394
Total operating expenses	27,387	19,165	8,222
Loss from operations	(27,387)	(19,165)	(8,222)
Interest expense	(1,967)	(1,466)	(501)
Interest and other income net	518	979	(461)
(Amortization of premium) accretion of discount on investments - net	(244)	368	(612)
Total other expense, net	(1,693)	(119)	(1,574)
Net loss	$(29,080)	$(19,284)	$(9,796)

Research and Development Expenses

R&D expenses increased $6.8 million to $21.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to increases in compensation and benefits of $1.3 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $0.9 million, an increase in manufacturing and development costs of $1.9 million, an increase in license fees for $0.8 million due to milestones achieved during the third quarter of 2020, and an increase in clinical trial expenses of $2.4 million, offset by the CIRM grant receivable of $1.1 million for LAD-I which was offset against Q-3, 2020 R&D expenses.

General and Administrative Expenses

G&A expenses increased $1.4 million to $5.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $0.5 million, an increase in compensation and benefits of $0.3 million due to increased G&A headcount, an increase in office and administrative costs of $0.2 million, and an increase in legal expenses of $0.2 million.

Other Expense, Net

Other expense, net was $1.7 million for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019. The change was primarily due to a decrease in interest and accretion income related to our investments of $1.1 million due to lower interest rates and an increase in interest expense of $0.5 million.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of operations for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$55,345	$43,955	$11,390
General and administrative	19,720	12,547	7,173
Total operating expenses	75,065	56,502	18,563
Loss from operations	(75,065)	(56,502)	(18,563)
Interest expense	(5,326)	(4,615)	(711)
Interest and other income net	1,913	2,522	(609)
(Amortization of premium) accretion of discount on investments - net	(306)	930	(1,236)
Total other expense, net	(3,719)	(913)	(2,806)
Net loss	$(78,784)	$(57,415)	$(21,369)

Research and Development Expenses

R&D expenses increased $11.4 million to $55.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily a result of an increase in manufacturing and process development expenses of $0.9 million; an increase in manufacturing consumables of $1.9 million, an increase in compensation expense of $4.0 million due to increased R&D headcount; an increase in clinical trials expense of $3.7 million, an increase in amortization expense related to the Cranbury lease of $1.2 million, an increase in lab supplies of $1.1 million, offset by the CIRM grant receivable of $1.1 million which was offset against LAD-I R&D expenses, and a decrease in research agreements of $1.4 million primarily due to the $1.4 million license payment for the LCGM facility made in 2019.

General and Administrative Expenses

G&A expenses increased $7.2 million to $19.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in G&A expenses was primarily driven by fees incurred in connection with the February and June 2020 convertible notes exchange of an aggregate of $2.0 million, an increase in non-cash stock compensation expense of $2.2 million, an increase in compensation and benefits of $1.7 million due to increased G&A headcount and an increase in office and administrative expense of $0.8 million due primarily to increased insurance expense for the nine months ended September 30, 2020 as compared to the same period in 2019.

Other Expense, Net

Other expense, net was $3.7 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. The change was primarily due to a decrease in interest income related to our investments of $1.8 million due to lower interest rates, an increase in interest expense of $0.7 million, and a decrease in research and development incentives due to the receipt of the NYC biotech tax credit in 2019, which was phased out by NYC and did not reoccur in 2020.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:
	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(61,531)	$(44,930)
Cash used in investing activities	(42,129)	(62,525)
Cash provided by financing activities	546	85,384
Net change in cash, cash equivalents and restricted cash	$(103,114)	$(22,071)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $61.5 million of cash, primarily resulting from our net loss of $78.8 million offset by net non-cash charges of $15.5 million, including non-cash stock-based compensation expense of $12.5 million and accretion of the discount on convertible notes of $2.1 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of an increase in prepaid expenses and other assets of $1.4 million, and a decrease in accounts payable and accrued expenses of $1.8 million.

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

Investing Activities

During the nine months ended September 30, 2020, net cash used by investing activities was $42.1 million, consisting of proceeds of $104.1 million from the maturities of investments, offset by purchases of investments of $132.1 million, purchases of property and equipment of $7.0 million, payments made to acquire right of use asset of $6.5 million, and purchases of internal use software of $0.6 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $62.5 million, consisting of purchases of investments of $150.2 million and purchases of property and equipment of $14.0 million, offset by proceeds of $101.7 million from the maturities of investments.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $0.5 million, consisting primarily of issuance of common stock of $0.9 million, offset by payments of withholding tax on option exercises.

During the nine months ended September 30, 2019, net cash provided by financing activities was $85.4 million, consisting of proceeds from the issuance of common stock of $86.1 million, offset by share repurchases of $0.7 million.

Funding Requirements

We expect expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities, and initiate additional clinical trials and manufacturing of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company as we transition from being an emerging growth company. Our expenses will also increase as we:
•	leverage our programs to advance other product candidates into preclinical and clinical development;
•	seek regulatory agreements to initiate clinical trials in the Europe, US and ROW;
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

As of September 30, 2020, we had cash, cash equivalents and investments of $228.7 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2022.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”), which would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes” and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until December 31, 2020.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 of our “Consolidated Unaudited Financial Statements,” in this Quarterly Report on Form 10-Q.

Item 3          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $228.7 million at September 30, 2020, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes and 2022 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $29.1 million and $78.8 million for the three and nine months ended September 30, 2020 and $77.3 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $261.9 million. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs and from G&A costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical testing, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2020, our cash, cash equivalents and investments was $228.7 million. Our future capital requirements will depend on many factors, including:
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

Our experience with clinical trials has been limited. We have initiated Rocket-sponsored clinical trials for FA, LAD-I, PKD,  Danon disease and IMO, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:
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

We have historically relied on third parties to manufacture supplies of our product candidates. We have completed a build-out of a  new manufacturing facility in Cranbury, New Jersey, and are now preparing the facility to be ready for cGMP manufacturing in 2021.

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

As of November 2, 2020, we had 84 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread extensively throughout the world and in the United States. In response to the spread of COVID-19, most of our employees converted to working remotely with a limited number of staff on-site in our research and development laboratory and preparing for manufacturing at our Cranbury, NJ facility.

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

None

Item 6.          Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

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

ROCKET PHARMACEUTICALS, INC.

November 6, 2020	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 6, 2020	By:	/s/ John Militello
John Militello
VP, Finance, Sr. Controller and Treasurer
(Principal Financial and Accounting Officer)