Form 10-K
period 2020-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2021-03-01
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36829

Rocket Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3475813
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9 Cedarbrook Drive Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

(646) 440-9100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.01 par value	RCKT	Nasdaq Global Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $734.6 million, based upon the closing price on the Nasdaq Global Market reported for such date.

As of February 22, 2021, there were 61,778,289 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days of the end of the period covered by this Annual Report on Form 10-K.

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

•	our competitors’ activities, including decisions as to the timing of competing product launches, pricing and discounting;
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

•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•	our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
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
•
natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could adversely impact our clinical studies, preclinical research activities, and drug supply;

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical and clinical studies.
•
If we fail to obtain additional funding to conduct our planned research and development effort, we could be forced to delay, reduce, or eliminate our product development programs or commercial development efforts.

•	We have never generated any revenue from product sales and may never be profitable.
•
We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

•
If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate planned clinical trials, the occurrence of any of which would harm our business, financial condition, results of operations and prospects.

•
Initial or interim results in our ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

•
Even if we successfully complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

•	We may never obtain approval for any of our product candidates in the United States or the European Union, or other jurisdictions, which would limit our ability to realize our full market potential.
•
Our product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•	We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise harm our business.
•
We have no experience in manufacturing, and there can be no assurance that we will be able to complete our manufacturing facility or, if completed, we will be able to successfully manufacture products.

•
Our ability to successfully develop and commercialize our product candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

•	Even if approved, we may not successfully commercialize our drug candidates.
•	We may not be successful in our efforts to build a pipeline of additional product candidates.
•	The success of our research and development activities, clinical testing, and commercialization, upon which we primarily focus, is uncertain.
•
We expect to rely on third parties to conduct some or all aspects of our drug product manufacturing, research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

•	Our business could suffer if it loses the services of, or fails to attract, key personnel.
•	We may experience difficulties in managing the growth of our company, which could disrupt our operations.
•
Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading which could harm our business.

•	A variety of risks associated with international operations could harm our business.
•	If we are unable to obtain and maintain adequate patent protection for products and related technology, our ability to successfully commercialize our products may be harmed.
•	If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
•
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
•	If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.
•	RTW Investments, LP, our largest stockholder, may have the ability to significantly influence matters submitted to stockholders for approval.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition, and results of operations could be materially and adversely affected. The risks summarized above or described in full elsewhere in this report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, and results of operations.

PART I

Item 1.	Business

Overview

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have four clinical-stage ex vivo lentiviral vector (“LVV”).  These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

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

Rationale for Gene Therapy in FA

Danon disease is an autosomal dominant, rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. Danon disease predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues.  Pre-clinical models of Danon have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

The rAAV9-based gene product, RP-A501 is potentially corrective of Danon Disease based on several factors. (1) Danon females who have a 30-60% expression level of LAMP2B compared to normal hearts, have a median lifespan of greater than 40 years of age, which is significantly greater than the median age of death of 18 years old in males. (2) Tropism of the AAV9 vector for cardiomyocytes and the ability to efficiently and stably transduce cardiac cells.  This is clearly demonstrated in both pre-clinical models as well as the durable (9-12 months) cardiac expression of LAMP2B in the ongoing Phase 1b clinical trial. (3) Mammalian cardiomyocytes are an extremely stable cell population with limited reproductive or cell-cycle-entry capacity beyond the perinatal period, implying that sufficient AAV-mediated LAMP2B transduction may enable lifelong reversal of the Danon disease phenotype.

We currently have one adeno-associated viral vector-based program targeting Danon Disease, RP-A501, in a Phase 1 clinical trial. University of California San Diego Health was the initial and lead center for our Phase 1 clinical trial, and Children’s Hospital of Philadelphia joined UCSD as a trial site for the higher dose cohort.  The non-randomized, open-label Phase 1 trial is designed to enroll both pediatric and young adult male patients in escalating dose cohorts.

As of December 31, 2020, we have treated five patients in the RP-A501 Phase 1 clinical trial and completed the first  cohort of the study evaluating an initial low-dose in male patients age 15 or greater. The preliminary data announced in December 2020 for the low dose cohort included safety and clinical activity results from the three patients treated with the low dose of 6.7×1013 genome copies (gc)/kilogram (kg) and early safety information from the two patients treated with the higher dose of 1.1×1014 gc/kg as of the cutoff date of November 2020.

In the three patients treated in the low dose cohort, RP-A501 showed manageable safety results. No unexpected and serious drug product-related adverse events or severe adverse events were observed. The most common adverse events were mild and were related to elevated transaminases post treatment. Elevation in transaminases was observed in all three low-dose patients and returned to baseline within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in these three patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events.

At the higher dose administered (1.1×1014 gc/kg), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501.  One of the two treated patients, who received the higher absolute AAV9 dose and had some degree of pre-existing anti-AAV9 immunity, experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This was believed to be likely due to complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient returned to baseline within three weeks and regained normal kidney function.

From the perspective of gene expression results, all three low dose patients demonstrated evidence of cardiac LAMP2B expression by Western blot and/or immunohistochemistry. In two of the three patients in the low dose cohort who had closely monitored compliance with the immunosuppressive regimen, high levels of cardiac LAMP2B expression were observed along with clinical biomarker improvements. In cardiac biopsies of the low dose patients, LAMP2B gene expression was observed in 67.8% of cells compared to normal as determined by immunohistochemistry at 9 months in one patient, and at 92.4% of cells compared to normal at month 12 in the other patient. In this latter patient, Western blot assessment showed 61% of normal LAMP2B protein expression at month 9. The 12-month Western blot data was still pending for all three patients as of the data cutoff.

The first patient in the low dose cohort was not as closely monitored for compliance with the immunosuppressive regimen as the other two patients. Although we did observe evidence of cardiac LAMP2B expression of approximately 15% of cells compared to normal as determined by immunohistochemistry at 12 months in this patient, we believe that such expression was likely limited by inconsistent compliance with the immunosuppressive regimen, as evidenced by transient increases in transaminase levels approximately one month after treatment and a lack of adverse events frequently associated with the immunosuppressive regimen. Additionally, in this patient, Western blot assessment showed 17.9% of normal LAMP2B protein expression at month 6.

At least two of the three low dose patients demonstrated key clinical biomarker improvements consistent with improved cardiac function. Brain natriuretic peptide, a key marker of heart failure, improved in all three patients, including by greater than 50% in the two patients with closely monitored immunosuppressive regimen compliance. Additionally, creatine kinase myocardial band either improved or stabilized in these two patients. For the patient with the potential inconsistent immunosuppressive regimen compliance, the creatine kinase myocardial band was higher than at baseline at month 12. Notably, all three patients showed visible improvements in autophagic vacuoles, a hallmark of Danon disease pathology, as assessed by electron microscopy of cardiac tissue via endomyocardial biopsy. Additionally, two of the three low dose patients with closely monitored immunosuppressive regimen compliance demonstrated improvement in cardiac output as measured by invasive hemodynamics, including one patient who showed a 1.62-fold improvement in cardiac output at month 12, and one patient who showed a 1.35-fold improvement at month 9. For the patient with the apparent inconsistent immunosuppressive regimen compliance, the cardiac output was lower at month 12 than at baseline.

We expect to announce updated data from our open-label Phase 1 trial of RP-A501 in the second half of 2021.

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

Rationale for Gene Therapy in FA

Gene therapy has been considered a compelling investigative therapeutic option in FA since the genetic basis of the disorder was characterized and has been the subject of studies in both preclinical models and in several clinical studies. In addition to the monogenic nature of each patient’s disease. We believe there are several critical factors that will help lead our gene therapy programs into the next generation of promising therapy:

•
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

•
Mosaicism in FA patients: this is a condition in which a second mutation enables formation of a functional FA protein and leads to stabilization or correction of blood counts, in some cases enabling decades of bone-marrow-failure free survival. Mosaicism occurs because gene-corrected FA stem and progenitor cells have a selective advantage over uncorrected FA cells; this phenomenon has demonstrated that a modest number of gene corrected HSCs can repopulate a patient’s blood and bone marrow with corrected (non-FA) cells. A comprehensive review of all known cases of somatic mosaicism has demonstrated a correlation with lowered risk of both bone marrow failure and hematologic malignancy. This selective advantage also has been demonstrated by the results of our initial FANCOLEN-I gene therapy study in Madrid, Spain, in which patients received gene-corrected cells without any chemotherapy conditioning; the percentage of blood and bone marrow cells containing the corrected FA gene has increased progressively over time. These increases have been accompanied by increases in the percentage of cells that are resistant to DNA-damaging agents, indicating a reversal of the FA phenotype in the blood and bone marrow of these patients.

•
Improved vector design, stem cell selection methods, cell harvest and transduction procedures have the potential to substantially improve the quality of autologous gene therapy cell products; many of these improvements have been included in our programs. As a result of these factors, we believe that there is reliable potential to confer disease correction at levels comparable to allogeneic transplant, but without the chemotherapy conditioning and additional side effects associated with a transplant. For example, stem cell selection methods utilized by our academic partners have increased both CD34+ cell yield and purity, while retaining select non-CD34+ populations that may be essential for successful engraftment of gene-corrected cells in the bone marrow.

Rocket Clinical Study

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

Improvements in the clinical and cell-processing components of our FA trials are expected to yield more robust and readily-identifiable disease-reversal. These improvements include selection of younger patients and identification of blood count profiles that are indicative of adequate stem cell populations capable of mobilization and engraftment in numbers sufficient for reversal of the disorder.

In contrast to the high doses of cytotoxic conditioning required for allogeneic transplant in most bone marrow disorders; our expectation is that the selective growth advantage of gene-corrected HSPCs in FA will enable treatment without conditioning agents to facilitate engraftment.

The engraftment of gene-corrected cells is likely to reduce the incidence of bone marrow failure. In addition, gene-corrected cells are likely to diminish the replicative stress in FA bone marrow, which has been increasingly implicated as a likely driver of the development or bone marrow failure or leukemia.

Each of our LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total.  In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex-vivo LVV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our Phase 2 registrational enabling clinical trials treating FA patients at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”), the University of Minnesota, Great Ormond Street Hospital (“GOSH”) in London and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The trial is expected to enroll a total of ten patients from the U.S. and EU with the first patient in this Phase 2 trial treated in December 2019. Patients will receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study.  Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support filing the product for approval.

In December, 2020, we presented updated interim data from our FA at the 62nd American Society of Hematology (“ASH”) Annual Meeting.

The FA data presented at the ASH Annual Meeting were from seven of the nine patients treated (out of twelve patients enrolled) as of October 2020 in both the U.S. Phase 1 and global Phase 2 studies of RP-L102 for FA. Patients in these studies received a single intravenous infusion of “Process B” RP-L102 which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector. Preliminary data from these studies support “Process B” as a consistent and reproducible improvement over “Process A” which was used in earlier academic FA studies.

Seven patients had follow-up data of at least two-months and three of the seven patients had been followed for twelve-months or longer. As patients are treated with gene therapy product without the use of a conditioning regimen, the data indicated that RP-L102 was generally well-tolerated with no significant safety issues reported with infusion or post-treatment. One drug related serious adverse event of Grade 2 transient infusion-related reaction was observed. In five out of the seven patients for whom there was follow-up data, evidence of preliminary engraftment was observed, with bone marrow (“BM”) vector copy numbers (“VCNs”) from 0.16 to 0.22 (long-term follow-up only) and peripheral VCNs ranging from 0.01 (2-month follow-up) to 0.11 (long-term follow-up). Further, two of the three patients with greater than 12-months follow-up showed evidence of increasing engraftment, mitomycin-C (“MMC”) resistance and stable blood counts, which suggests a halt in the progression of bone marrow failure. The third patient with greater than 12-month follow-up contracted Influenza B nine months post-treatment resulting in progressive BM failure, for which, such patient received a successful bone marrow transplant at 18 months post-treatment.

We expect to report longer-term follow up on these patients in the second quarter of 2021.

Leukocyte Adhesion Deficiency-I (LAD-I):

Overview of LAD-I

LAD-I is a rare autosomal recessive disorder of white blood cell adhesion and migration, resulting from mutations in the ITGB2 gene encoding for the Beta-2 Integrin component, CD18. Deficiencies in CD18 result in an impaired ability for neutrophils (a subset of infection-fighting white blood cells) to leave blood vessels and enter tissues where these cells are needed to combat infections. As is the case with many rare diseases,  accurate estimates of incidence are difficult to confirm; however, several hundred cases have been reported to date.

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

Rocket Clinical Study

We currently have one ex-vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA to lead U.S. clinical development efforts for the LAD-I program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ is serving as the lead clinical site in Spain.  GOSH in London is also a site for the LAD-I trial. This study has received a $6.5 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

The ongoing open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 has treated four severe LAD-I patients to assess the safety and tolerability of RP-L201 to date. The first patient was treated at UCLA with RP-L201 in the third quarter 2019. Enrollment is now complete in the Phase 1 portion of the study.

At the virtual European Society for Immunodeficiencies (ESID) 2020 Meeting in October 2020, we provided a clinical update for the LAD-I program. The data presented in the oral presentation was longer-term follow-up data from the Phase 1/2 clinical trial of RP-L201 for LAD-I, from two pediatric patients with severe LAD-I, as defined by CD18 expression of less than 2%. Both patients were treated with RP-L201, our ex-vivo lentiviral gene therapy candidate. Patient L201-003-1001 was 9 years of age at treatment and has been followed for 12 months and Patient L201-003-1004 was 3 years of age at treatment and has been followed for four months. Treatments in both cases were well tolerated, and no safety issues were reported with infusion and post-treatment. Both subjects achieved hematopoietic reconstitution in less than 4 weeks. Patient L201-003-1001 demonstrated durable CD18 expression of 40%, peripheral blood VCN levels of 1.3, visible signs of improvement in existing skin lesions and no new infections reported 12 months post-treatment. Patient L201-003-1004 demonstrated CD18 expression of 28% and early peripheral blood VCN trending similarly to first patient, reported 4 months post-treatment.

Additional data were presented on these two patients, along with a third pediatric severe LAD-I patient at the ASH Annual Meeting. Patient L201-003-1001 was 9 years of age at enrollment and had been followed for 12 months as of November 2020.   Patient L201-003-1004 was 3 years of age at enrollment and had been followed for over 6 months. Patient L201-003-2006 was 7 months of age at enrollment and was recently treated with RP-L201.

The data from these three patients indicated that RP-L201 was generally well-tolerated with no safety issues reported with infusion or post-treatment. There were no drug-related serious adverse events or severe adverse events as of the cut-off date. All patients achieved hematopoietic reconstitution within 5 weeks. Peripheral blood VCN and neutrophil CD18-expression were assessed post-treatment to evaluate engraftment and phenotypic correction, and for the three pediatric patients identified above, (i) at 12-months post treatment, Patient L201 -003-1001 demonstrated durable CD18 expression of approximately 40%, peripheral blood VCN levels of 1.2, resolution of skin lesions, (ii) at 6-months post-treatment, Patient L201-003-1004 demonstrated CD18 expression of 23%and peripheral blood VCN kinetics similar to those of the first patient and (iii) at 2-months post-treatment, Patient L201-003-2006 demonstrated preliminary CD18 expression of 76% and peripheral blood VCN kinetics similar to those of the first patient.

We expect to announce initial Phase 2 data in the second quarter of 2021.

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

Current Therapy

Therapy for PKD is largely supportive, comprised of RBC transfusions and splenectomy for patients who require frequent transfusions. Chronic RBC transfusions alleviate anemia symptoms, but are associated with increased morbidity, predominantly from iron overload which may result in cirrhosis, which is a loss of liver cells and irreversible scarring of the liver, and cardiomyopathy, a chronic disease of the heart muscle that leads to a larger and bulky but inefficient heart, if not diligently managed. Iron chelation is often considered essential to offset the iron overload associated with chronic hemolysis and RBC transfusions. Iron chelation entails continuous oral or injected therapy, often for the duration of a patient’s lifetime and has been associated with diminished quality of life.

Splenectomy may confer a benefit in PKD, frequently yielding increased hemoglobin (“Hb”) levels of 1-2g/dL and a reduction in transfusion requirements. However, some patients do not benefit from this procedure, and it is estimated that a substantial proportion of PKD patients remain severely anemic or transfusion-dependent despite splenectomy. Splenectomy does not eliminate hemolysis, iron overload or the need for iron chelation. It also confers an increased susceptibility to serious bacterial infections, and potentially increases the risk of other PKD-associated or other complications such as venous thromboembolism and aplastic or hemolytic crises.

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

Rationale for Gene Therapy in PKD

Patients with heterozygous PKLR mutations have 50% of normal enzyme activity and are phenotypically normal. This suggests that it is not necessary for a therapy to achieve normal enzyme levels to have a clinically meaningful effect. In PKD-affected mice transplanted with normal marrow, the presence of 10% normal marrow was sufficient to restore normal red blood cells. We have conducted experiments in which bone marrow cells from healthy mice are transplanted into PKD affected mice and these results suggest that significant improvement in PKD may be achieved with 20% correction of bone marrow, and complete clinical resolution may likely be achieved when the percentage of bone marrow gene-corrected cells is in the 20 to 40% range. An additional study showed that a PKD-affected dog treated with an ex vivo gene therapy was rendered transfusion independent with a normalization of lactate dehydrogenase, despite only partial gene correction.

Available therapies for PKD, such as splenectomy, are generally associated with an approximate 1.5g/dL increase in hemoglobin levels, and do not modify the underlying iron overload associated with the disorder. As indicated in the pre-clinical studies noted above, and more importantly, in the initial clinical results provided subsequently, gene therapy involving genetic correction of long-term stem and progenitor cells, offers a potential for more comprehensive improvements in hemoglobin, with concomitant reduction in hemolysis and iron overload. As demonstrated in natural history studies published during recent years, the majority of patients receiving splenectomy do not achieve normal hemoglobin levels and hence there continues to be substantial need for therapies with potential to correct the underlying causes of the disorder and associated with hemoglobin corrections reaching or approaching normal range.

Rocket Clinical Study

We currently have one ex-vivo LVV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. The IND for RP-L301 to initiate the global Phase 1 study cleared in October 2019. This program has been granted US and EMA orphan drug disease designation.

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric transfusion-dependent PKD patients in the U.S. and Europe. The trial will be comprised of three cohorts to assess RP-L301 in young pediatric (age 8-11), older pediatric (age 12-17) and adult populations. The trial is designed to assess the safety, tolerability and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients. Stanford will serve as the lead site in the U.S. for adult and pediatric patients, HNJ will serve as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients. In July 2020, we treated the first patient in our clinical trial of RP-L301.

The data presented at the 2020 ASH Annual Meeting were from two adult PKD patients with significant anemia and transfusion requirements. Patient L301-006-1001 was treated with RP-L301. Preliminary data from this first patient supported initial tolerability of RP-L301, hemoglobin improvement to a normal range at 3-months post treatment and additional normalization of hemolysis markers.  The patient was 31-years of age at the time of enrollment and had been followed for 3-months post treatment as of the data cutoff date of October 2020.

Patient L301-006-1001 received a cell dose of 3.9x106 cells/kilogram (“kg”) with a drug product mean VCN of 2.73. For this patient, hematopoietic reconstitution was observed in less than two weeks. Furthermore, the patient attained peripheral blood VCN of 2.21 at 1-month and 1.55 at 3-months and normalized hemoglobin (“Hgb”) and hemolysis markers at 3-months post-treatment. In particular, at baseline, the patient had Hb of approximately 7.4 grams (“g”)/deciliter (“dL”) to Hb of 14.3 g/dL at 3-months post treatment with RP-L301. In the two years prior to enrollment, the patient underwent approximately 14 transfusion episodes; subsequent to engraftment from RP-L301 treatment, the patient to date has not required any red blood cell transfusions. The patient also exhibited normalization of bilirubin, lactate dehydrogenase and erythropoietin levels at 3-months post treatment, each of which had been substantially elevated prior to study enrollment. The patient also had an increase in hepcidin and a decrease in reticulocytes at 3-months post treatment. Patient L301-006-1002, was recently treated with RP-L301, receiving a cell dose of 2.4x106 cells/kg with a mean drug product VCN of 2.08.

The data from Patient L301-006-1001 indicated that RP-L301 was generally well-tolerated and there were no serious safety issues or infusion-related complications observed 3-months post treatment. The patient experienced Grade 3 treatment-emergent adverse events of neutropenia, stomatitis, increased liver transaminase levels (AST and ALT) and a Grade 4 treatment-emergent adverse event of hypertriglyceridemia; the investigator did not consider these adverse events related to RP-L301.

Patient L301-006-1001 also experienced Grade 2 serious adverse events of chest pain, dyspnea, and nausea during the apheresis collection. The investigator considered these events related to apheresis, hyperleukocytosis and the mobilizing agents. They resolved with supportive care and without sequelae. Other events included Grade 2 bone pain and Grade 3 leukocytosis.  The second cohort of this study will enroll older pediatric patients and is expected to be initiated in the first half of 2021.

A second patient L301-006-1002, was 47 years old at the time of enrollment and had been recently treated with RP-L301, receiving a cell dose of 2.4x106 cells/kg with a mean drug product VCN of 2.08.

We expect to announce updated data from this study in the second half of 2021.

Infantile Malignant Osteopetrosis (IMO):

Overview of Infantile Malignant Osteopetrosis

IMO is a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. During  normal growth and development small areas of bone are constantly being broken down by special cells called osteoclasts, then made again by cells called osteoblasts. In IMO, the cells that break down bone (osteoclasts) do not work properly, which leads to the bones becoming thicker and not as healthy. Untreated IMO patients may suffer from a compression of the bone-marrow space, which results in bone marrow failure, anemia, and increased infection risk due to the lack of production of white blood cells. Untreated IMO patients may also suffer from a compression of cranial nerves, which transmit signals between vital organs and the brain, resulting in blindness, hearing loss and other neurologic deficits.

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

Rocket Clinical Study

We currently have one LVV-based program targeting IMO, RP-L401. RP-L401 is a preclinical program that we in-licensed from Lund University, Sweden. This program has been granted ODD and Rare Pediatric Disease designation from the FDA. We have partnered with UCLA to lead U.S. clinical development efforts for the IMO program and UCLA will serve as the lead U.S. clinical site for IMO. The IND for RP-L401 to initiate a global Phase 1 study was cleared by the FDA in June 2020. The non-randomized, open-label Phase 1 clinical trial will enroll two pediatric patients, one month of age or older. The trial is designed to assess safety and tolerability of RP-L401, as well as preliminary efficacy, including potential improvements in bone abnormalities/density, hematologic status, and endocrine abnormalities.

In October 2020, we presented pre-clinical data from our LVV-based program targeting IMO, RP-L401, at the ESID 2020 Meeting. Preclinical data on IMO indicate that a modest level of engraftment corrects the disease phenotype in vivo, with increased long-term survival, tooth eruption, weight gain and normalized bone resorption. A comprehensive review of pre-clinical gene therapy investigations in TCIRG1-mediated osteopetrosis published in December 2020 supports acceleration into clinical development for RP-L401.

A clinical trial for RP-L401 was initiated in the fourth quarter of 2020 and recruitment is currently ongoing. On November 12, 2020, the CIRM awarded Rocket up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO.

We expect to report initial Phase 1 clinical trial data in the second half of 2021.

Strategy

We seek to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, we intend to develop into a fully-integrated biotechnology company. In the near- and medium-term, we intend to develop our first-in-class product candidates, which are targeting devastating diseases with substantial unmet need, develop proprietary in-house analytics and manufacturing capabilities and continue to commence registration trials for our currently planned programs. In the medium and long-term, we expect to submit our first biologics license applications (“BLAs”) and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and product approval.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of  February 22, 2021, our patent portfolio includes both owned and in-licensed patent families relating to our product candidates and related technologies, discussed more fully below.

Fanconi Anemia

Our Fanconi Anemia program includes two in-licensed patent families. The first family includes pending patents and pending applications in the U.S., Europe, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing Fanconi Anemia complementation group genes and methods for using such vectors to provide gene therapy in mammalian cells for treating Fanconi Anemia. This application was exclusively in-licensed from CIEMAT, Centro de Investigacion Biomedica En Red, (“CIBER”), Fundacion Instituto de investigacion Sanitaria Fundacion Jimenez Diaz, (“FIISFJD”), and Fundacion Para la Investigacion Biomedica del Hospital Del Nino Jesus. We expect any patents in this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

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

Danon Disease

Our Danon disease patent portfolio includes both proprietary intellectual property and a patent family in-licensed from the University of California, San Diego, which includes patent applications in the U.S., Europe, Japan, China and other countries with claims directed to the treatment of Danon disease. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 absent any patent term adjustments or extensions. We also own a U.S. patent and pending patent application in the EU, Japan, China and other countries with claims directed to gene therapy vectors for the treatment of Danon disease; the U.S. patent issued in 2020. Any patents, if issued, arising from any national stage applications filed from these patent applications, are expected to expire in 2039, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. We have also filed a provisional patent application directed to methods for treatment of Danon disease. Any patents, if issued, arising from this provisional patent application, are expected to expire in 2041, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid.

Infantile Malignant Osteopetrosis (IMO)

Our IMO patent portfolio includes a pending PCT patent application with claims related to a method of manufacturing lentiviral vector used to transduce allogeneic HSCT. We expect any patents arising from any national stage applications filed from this PCT application, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040, absent any patent term adjustments or extensions.

Leukocyte Adhesion Deficiency (LAD-I)

Our patent portfolio includes pending patent applications in the U.S., EU, Japan, China and other countries with claims directed to transduction of allogeneic HSCT, which may be relevant to our LAD-I program. We expect any patents arising from these patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039, absent any patent term adjustments or extensions.

Our objective is to continue to expand its portfolio of patents and patent applications in order to protect our gene therapy product candidates and manufacturing processes. From time to time, we may also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we files, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

The research and collaboration agreement had an initial term of 24 months and was amended to extend the term multiple times.  In January 2021, the research and collaboration agreement was extended until July 31, 2021.

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

REGENXBIO, Inc. License

On November 19, 2018, we entered into a license agreement with REGENXBIO Inc. (“RGNX”), pursuant to which we obtained an exclusive license for all U.S. patents and patent applications related to RGNX’s NAV AAV-9 vector for the treatment of Danon disease in humans by in vivo gene therapy using AAV-9 to deliver any known LAMP2 transgene isoforms and all possible combinations of LAMP2 transgene isoforms (the “Field”), as well as an exclusive option to license (the “Option Right”) all U.S. patents and patent applications for two additional NAV AAV vectors in the Field (each, a “Licensed Patent” and collectively, the “Licensed Patents”).

In consideration for the rights granted to us under the license agreement, we made an upfront payment to RGNX of $7.0 million which was expensed to R&D costs in the 2018 consolidated statements of operations. A fee of $2.0 million per additional vector would be due if we exercise our Option Right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of products incorporating the Licensed Patents (the “Licensed Products”) during the royalty term. If successful, we will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, we shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. We must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. We paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019 which was expensed to R&D costs in the 2019 consolidated statements of operations.  There were no additional milestones achieved or related payments made during the year ended December 31, 2020.

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

We anticipate that we will face intense and increasing competition as new drugs and therapeutic modalities enter the market and advanced technologies become available. Our commercial opportunity could be reduced or eliminated if our potential competitors develop and commercialize products that are safer, more effective, have fewer adverse effects, are more convenient or are less expensive than any products that we may develop. Our potential competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products.

Manufacturing

Our gene therapy platform has two main components: the production of LVV vectors and AAV vectors and the target cell transduction process, which results in drug product. We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, although we anticipate beginning GMP manufacturing at our facility in Cranbury, New Jersey in 2021. We plan to supplement current supply arrangements with our own direct manufacturing capabilities for our AAV programs. We currently rely on third-party manufacturers to produce the plasmids, vectors, cell banks and final drug product for our clinical trials. We manage such production with our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We have long-term agreements with these manufacturers. Whenever possible, we procure materials from redundant and multiple sources to mitigate risk. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they become registered. With respect to commercial production of our product candidates in the future, we plan to pursue multiple options including direct manufacturing as well as outsourcing production of the active pharmaceutical (drug substance) ingredients and final drug product manufacturing (drug product) to contract manufacturing organizations if these products are approved and registered for marketing authorization by the applicable regulatory bodies.

We expect to continue to develop drug candidates that can be produced in a cost-effective manner through direct manufacturing or at contract manufacturing facilities. Should a supplier or manufacturer on which we have relied to produce a product candidate provide us with a faulty product or such product is later recalled, or should we experience such problems for our own products produced through direct manufacturing, we would likely experience delays and additional costs, each of which could be significant.

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and biologics under the Public Health Service Act, the regulations promulgated under both laws and other federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties, or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate R&D activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Rocket’s drugs must be approved by the FDA as biologics through the BLA approval process applicable to gene therapy product candidates, before they may be legally marketed in the U.S.

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
•
satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements, and if applicable, the FDA’s current Good Tissue Practice (“cGTP”) requirements, and of selected clinical trial sites to assess compliance with GCP requirements; and

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

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for its intended indication. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of a BLA to conduct an initial review to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of BLA’s. Specifically, FDA under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of a BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 or post-approval trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency. See “Post-Marketing Requirements” below.

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

Market Exclusivity

The Affordable Care Act, or ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product. Bio similarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve (12) year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve (12) years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was approved in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited Development and Review Programs

FDA is authorized to expedite the review of BLAs in several ways. Under the Fast-Track program, the sponsor of a biologic product candidate may request FDA to designate the product for a specific indication as a Fast-Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with FDA, FDA may initiate review of sections of a Fast-Track BLA before the application is complete, a process known as rolling review.

Any product submitted to FDA for marketing, including under a Fast-Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy (“RMAT”) designation, priority review and accelerated approval.

•
Regenerative medicine advanced therapy (RMAT) designation. To qualify for the RMAT program, product must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition, including one that received Fast Track or RMAT designation.

•
Priority review. A product candidate including one that received Fast Track or RMAT designation is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Additionally, biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

In the European Economic Area, the EMA may grant marketing authorizations for certain categories of medicinal products on the basis of less complete data than is normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required, or in the interests of public health. In such cases, it is possible for the Committee for Medicinal Products for Human Use, or CHMP, to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases and those designated as orphan medicinal products.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

•	the risk-benefit balance of the medicinal product is positive;
•	it is likely that the applicant will be in a position to provide the comprehensive clinical data post-authorization;
•	unmet medical needs will be fulfilled; and
•	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete preclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats. Conditional marketing authorizations are valid for one year, on a renewable basis. The holder will be required to complete ongoing trials or to conduct new trials with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

The conditional marketing authorization can be converted into a standard marketing authorization (which is no longer subject to specific obligations) once the marketing authorization holder fulfils the obligations imposed under the conditional authorization and the complete data confirm that the medicine’s benefits continue to outweigh its risks.

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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA.

In the U.S., once a product is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our LVV products in accordance with cGMP regulations. We anticipate that we will also utilize direct manufacturing capabilities for clinical supplies for our AAV program, beginning in 2021. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

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

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for drug products and medical services, examining the medical necessity, and reviewing the cost effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

Federal false claims and false statement laws, including the civil False Claims Act, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal Civil False Claims Act in connection with their off-label promotion of drugs. Penalties for a civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal Civil False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

Additionally, HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

European Regulation

In Europe, our products will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained, and the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (the “EU Clinical Trials Directive”) had sought to harmonize the EU clinical trial regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to some significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved by two distinct bodies in each of the EU countries where the trial is to be conducted: The National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). In addition, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred.

The EU Clinical Trial Regulation (Regulation (EU) No 536/2014) (the “EU Clinical Trial Regulation”) will repeal the EU Clinical Trials Directive when it becomes applicable. It is expected that the EU Clinical Trials Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the EU Clinical Trials Regulation, through an independent audit, which is currently expected to occur in December 2021. The EU Clinical Trial Regulation is aimed at making more uniform and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing the transparency of clinical trials. For instance, the EU Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

Healthcare Legislative Reform

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court A; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The  implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the EEA; and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EEA and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV / AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health. Gene therapy products are a type of advanced therapy medicinal product (“ATMP”) in the EEA. The scientific evaluation of marketing authorization applications for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (“CAT”). The CAT prepares a draft opinion on the quality, safety, and efficacy of the ATMP which is the subject of the marketing authorization application, which is sent for final approval to the CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application for an ATMP is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days.  Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation.  Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought.

Under the above-described procedures, before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Regulatory exclusivity

In the EEA, innovative products authorized for marketing (i.e., reference products) may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the reference product was first authorized in the EEA. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, however, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a completely independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

Orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the EEA, are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if the following criteria are fulfilled: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EEA when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EEA to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if:
•	a second applicant can establish that its product, although similar to the authorized product, is safer, more effective, or otherwise clinically superior;
•	the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or
•	the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which time EU pharmaceutical law remained applicable in the UK, however this ended on December 31, 2020. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Human Capital

As of December 31, 2020, we had 91 full-time employees, of whom 89 were located in the United States and two in Spain.  We also leverage temporary workers to provide flexibility for our business needs. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in the creation of a work environment where our employees can feel inspired to deliver their workplace best every day. All employees are responsible for upholding the Rocket Behaviors and the Rocket Code of Conduct, which form the foundation of our policies and practices.

Corporate Information

We were incorporated in Delaware in 1999 as Inotek Pharmaceuticals Corporation. In January 2018, Inotek merged with Rocket Pharmaceuticals, Ltd. and changed its name to Rocket Pharmaceuticals, Inc. Our principal executive offices are located at 9 Cedarbrook Drive, Cranbury, NJ 08512, and our telephone number is (646) 440-9100. Our internet address is www.rocketpharma.com. We use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available on our website, free of charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors section of our website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC. Our common stock is listed on the Nasdaq Global Market under the symbol “RCKT.”

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

Risks Related to Current Novel Coronavirus (COVID-19) Pandemic

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical and clinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Throughout 2020 and into 2021, COVID-19 has spread extensively throughout the world and in the United States. In response to the spread of COVID-19, most of our corporate employees converted to working remotely with a smaller number of employees whose roles require them to be on-site working at our Cranbury, NJ facility.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources away from the conduct of clinical trials such as patient follow up visit, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

•	delays or difficulties in the buildout of our in-house manufacturing;
•	delays or difficulties in securing manufacturing slots or materials;
•	delays or difficulties in advancing pre-clinical research requiring in-person laboratory work at our facility or at academic partners or contract research facilities; and
•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines.

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

The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our clinical, preclinical, research, manufacturing, and regulatory activities, healthcare systems or the global economy. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

Risks Related to Our Financial Condition and Capital Needs

Risks Related to Our Financial Condition

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development effort, we could be forced to delay, reduce, or eliminate our product development programs or commercial development efforts.

We are an early-stage gene therapy company with a limited operating history on which to base your investment decision. Gene therapy product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring, and developing product and technology rights, building out our R&D and manufacturing capabilities, and conducting preclinical and clinical R&D activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and have funded our operations to date through proceeds from sales of our stock.

We have incurred net losses since our inception. We incurred net losses of $139.7 million, $77.3 million and $74.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $322.8 million.  Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs, buildout of our manufacturing capabilities and from general and administrative (“G&A”) costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical testing, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us incurring significant losses for the foreseeable future.

Our limited operating history may make it difficult for us to evaluate the success of our business to date and to assess our future viability.

Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering, and expanding our gene therapy platforms, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of our product candidates, building out our R&D and manufacturing capabilities, and establishing licensing arrangements and collaborations. We have not yet completed clinical trials of our product candidates, obtained marketing approvals, manufactured a commercial-scale product, or conducted sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are currently a drug discovery and clinical stage company and at a later point we may need to transition to a commercial stage company. We cannot guarantee that we will be successful in this transition.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

The amount of and our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations and uncertainty.

Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal net operating losses generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal net operating losses for taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. This change in law temporarily allowing for the carryback of federal net operating losses is not expected to produce any material benefit for the issuer. In general, under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs or tax credits, or credits, (including federal research and development tax credits) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Internal Revenue Code and limit our ability to utilize our NOLs and credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits if we undergo an ownership change prior to the utilization of all such NOLs or credits.

Risks Related to Capital Needs

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.

We expect to require substantial future capital in order to seek to broaden licensing of our gene therapy platforms, complete preclinical and clinical development for our current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical trials and expect to spend up to $9.5 million in non-recurring expenses in 2021 in connection with the buildout of our new facility in Cranbury, New Jersey. Also, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, particularly as we no longer qualify as an emerging growth company or smaller reporting company and are subject to certain disclosure and compliance requirements as a large accelerated filer that we were not previously subject to. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may seek to refinance or exchange our convertible notes to further extend their maturity date. If we are unable to raise capital or refinance our convertible notes due 2022 when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our licensing activities, our R&D programs, or other operations. Furthermore, to the extent we raise additional capital by issuing equity securities, or to the extent holders of our 2022 convertible notes exercise their option to convert their notes into shares of our common stock, our stockholders will experience substantial additional dilution.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2020, our cash, cash equivalents and investments was $482.7 million. Our future capital requirements will depend on many factors, including:
•	the timing of enrollment, commencement, completion, and results of our clinical trials;
•	cost for submitting product for approval in the U.S. and Europe.
•	the production of LVV and AAV gene therapy products to support preclinical and clinical needs;

•	the results of our preclinical studies for our current product candidates and any subsequent clinical trials;
•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development, and clinical trials, if any, for our internal product candidates;
•	the costs associated with building out additional laboratory and research capacity;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	our current licensing agreements or collaborations remaining in effect;
•	our ability to establish and maintain additional licensing agreements or collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the costs associated with being a public company.

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

Risks Related to Clinical Development and Product Regulatory Matters

Risks Related to Clinical Development of our Product Candidates

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

Our experience with clinical trials has been limited. We have initiated Rocket-sponsored clinical trials for FA, LAD-I, PKD, Danon disease and IMO, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:
•	failure of patients to enroll in the studies at the rate we expect;
•	ineffectiveness of our product candidates;
•	patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•	changes in governmental regulations or administrative actions;
•	failure to conduct studies in accordance with required clinical practices;
•	inspection of clinical study operations or study sites by the FDA, the EMA or other regulatory authorities, resulting in a clinical hold;
•	insufficient financial resources;
•	insufficient supplies of drug product to treat the patients in the studies;
•	political unrest at domestic or foreign clinical sites;
•	a shutdown of the U.S. government, including the FDA;
•	public health crises such as pandemics and epidemics; or
•	natural disasters at any of our clinical sites.

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

We have initiated our sponsored clinical trials for FA, LAD-I, PKD, IMO and Danon disease but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in our clinical studies or for any future subjects in our ongoing or future clinical studies and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. We cannot guarantee that any of these studies will ultimately be successful or that preclinical or early-stage clinical studies will support further clinical advancement or regulatory approval of our product candidates.

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

Furthermore, if undesirable side effects caused by our product candidate are identified following regulatory approval of a product candidate, such as in long-term follow-up studies, several potentially significant negative consequences could result, including:
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

Risks Related to Government Regulation

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, FDA’s Center for Biologics Evaluation and Research (“CBER”) may require us to perform additional nonclinical studies or clinical trials that may increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our gene therapy product candidates or lead to significant post-approval limitations or restrictions. Additionally, the FDA continues to develop its approach to assessing gene and cell therapy products. For example, the agency has released a series of draft and final guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. In January 2020, FDA released a final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. The final guidance advises that patients treated with gene therapies that incorporate integrating vectors, such as lentiviral vectors, undergo long-term safety and efficacy follow up of fifteen years post therapy while patients treated with gene therapies that incorporate AAV vectors undergo long-term safety and efficacy follow-up as long as five years post therapy.  We cannot be certain whether such guidance, or others that FDA may issue, will adversely impact our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

Even though we have obtained orphan designation for certain of our product candidates, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Economic Area (EEA) (the European Union Member States plus Iceland, Liechtenstein and Norway), EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EEA. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EEA would be sufficient to justify the necessary investment in developing the drug or biologic product. In either case, the applicant for orphan designation must also demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EEA or, if such method exists, the product has to be of significant benefit compared to products available for the condition.

We have received orphan designation from the FDA and the EU for RP-L102 for the treatment of Fanconi Anemia, for RP-L201 for the treatment of Leukocyte Adhesion Deficiency-1, for RP-L301 for the treatment of Pyruvate Kinase Deficiency, and FDA orphan designation for RP-A501 for treatment of Danon Disease and RP-401 for the treatment of Infantile Malignant Osteopetrosis. To date, we have not requested orphan drug designation (or the foreign equivalent) for any other product candidates, and even if we do in the future there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug (or “similar medicinal product” in the EEA, which is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EEA. The exclusivity period in the EEA can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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

A Fast Track or regenerative medicine advanced therapy, or RMAT, designation by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We have received fast track designation for RP-A501 for Danon disease, RP-L102 for FA, RP-L201 for LAD-I, RP-L301 for PKD and RP-L401 for IMO, and we may seek Fast Track designation for future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in fast-track development may qualify for priority review under the policies and procedures offered by the FDA.

A company may request RMAT designation of its product candidate, and FDA may grant such designation if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. We have received RMAT designation for RP-L102 for FA. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of trials to additional sites.

The FDA has broad discretion whether or not to grant Fast Track or RMAT designation, so even if we believe a particular product candidate is eligible for such designations, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track or RMAT designation, we may not experience a faster development process, review or approval compared to conventional FDA development, review, and approval timelines, and receiving a Fast Track or RMAT designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Accelerated approval by the FDA, and conditional approval by the European Medicines Agency, or EMA, may not lead to a faster development process or regulatory review and does not increase the likelihood that our product candidates will receive marketing approval. If we are not successful with this process, the development or commercialization of our product candidates for which we seek accelerated approval or conditional approval could be delayed, abandoned or become significantly more costly.

We may seek approval of using the FDA’s accelerated approval and the EMA’s conditional approval pathways. While we may utilize trial designs to support accelerated approval, such product candidates may not be subject to faster development or regulatory review timelines.

As a condition of approval, regulatory agencies may impose specific obligations with defined timelines, including to perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of a product. If the FDA or the EMA do not approve our product candidates for which we seek accelerated approval or conditional approval, but instead require the completion of a full Phase 3 clinical trial or trials prior to the filing of marketing applications, the development and commercialization timeline of such product candidates will be delayed. Even if we do receive accelerated approval or conditional approval, we may not ultimately receive full approval from the regulatory agencies. The additional data generated through post-marketing clinical trials may not confirm that the benefit-risk balance of any of our product candidates that receive accelerated approval is positive or the burden to further complete the obligations may become too high.

In the European Economic Area, the conditional marketing authorization is subject to an annual renewal procedure that assess the marketing authorization holder’s compliance with the specific obligations of the authorization. If conditions are not complied with, the EMA may decide to extend the timeline for the existing obligations, change the scope of such obligations or add new obligations, which may require additional financial resources and time. We may not be able to comply with such changes or additional obligations and may need to withdraw the marketing authorization. The EMA may also decide not to renew the conditional marketing authorization, although such measure is rarely applied in practice. An analysis of reimbursement decisions for conditionally authorized medicines in the European Union has shown some delays in the timeline for reaching a positive health technology recommendation. If this happens for any product candidate for which we seek conditional approval, it may delay the timing and success of the commercialization of such product. Finally, if new data obtained from fulfilment of the conditions of the conditional authorization or otherwise show that our product’s benefits no longer outweigh its risks, the EMA can take regulatory action, such as suspending or revoking the conditional marketing authorization.

We have received rare pediatric disease designation for RP-A501 for Danon disease, RP-L102 for FA, RP-L201 for LAD-I, and RP-L401 for IMO. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We have received rare pediatric disease designation for RP-A501 for Danon disease, RP-L102 for FA, RP-L201 for LAD-I, and RP-L401 for IMO. Designation of a biological product as a product for a rare pediatric disease does not guarantee that a BLA for such biological product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act  (“FDCA”) , we will need to request a rare pediatric disease priority review voucher in our original BLA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a BLA for any such product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.

The authority for the FDA to award rare pediatric disease priority review vouchers for biological products after September 30, 2024 is currently limited to biological products that receive rare pediatric disease designation on or prior to September 30, 2024, and FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or other labeling changes. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. Regulatory authorities may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or equivalent requirement. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The  implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act are suspended from May 1, 2020 through May 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for prior authorization, Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020.  It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it may continue to seek new legislative and/or administrative measures to control drug costs.

Further, on July 24, 2020 and September 13, 2020, President Trump signed a series of Executive Orders aimed at lowering drug prices and at implementing several of the administration’s proposals. On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe and/or the United Kingdom.

We currently have clinical trial sites in the United Kingdom, contract laboratories in the United Kingdom conducting testing for our global clinical trials, and other collaborators and potential collaborators in the United Kingdom and throughout Europe. Pursuant to Article 50 of the Treaty on EU, the UK ceased being a Member State of the EU on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK reached a trade agreement with the European Union on December 24, 2020, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the UK and the EU.  Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK will now no longer be covered by the centralized procedure for obtaining EEA-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products will be required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. The UK’s Medicines and Healthcare products Regulatory Agency (MHRA) has recently published detailed guidance for industry and organizations to follow now that the transition period is over, which will be updated as the UK’s regulatory position on medicinal products and medical devices evolves over time.

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

Risks Related to Noncompliance with Applicable Laws or Regulations

If we are successful in commercializing any product, our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. These include the following:
•
The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

•
The federal civil and criminal false claims laws, including the federal civil False Claims Act, and federal civil monetary penalties laws which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•
HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•
The federal Physician Payments Sunshine Act created under the Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures or drug pricing. Some state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which introduces strict requirements for processing personal data. The GDPR increases the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, imposes heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could affect our business operations if compliance becomes substantially more costly than under current requirements.

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

Risks Related to Manufacturing, Commercialization and Development of Our Product Candidates

Risks Related to Manufacturing our Product Candidates

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to complete our clinical trials in a timely manner or meet market demand for our products. Additionally, should our manufacturing agreements with third parties be terminated for any reason, there may be a limited number of manufacturers who would be suitable replacements and it could take a significant amount of time to transition the manufacturing to a replacement. Changes to the manufacturing process that occur in the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. Further, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require approval before selling any products manufactured at that facility.

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

Risks Related to Commercialization of our Product Candidates

Our ability to successfully develop and commercialize our product candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by government authorities and other third-party payors, such as private health insurers and health maintenance organizations. We cannot guarantee that reimbursement will be available for any of our product candidates. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication A decision by a payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:
•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;

•	cost-effective; and
•	neither experimental nor investigational.

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is approved and launched and is subject to change over time if adverse long-term follow-up data become available after approval. The failure of any of our product candidates to achieve market acceptance could materially harm our business, financial condition, results of operations and prospects.

Risks Related to Development of our Pipeline and Research and Development Activities

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

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2020. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D effort and our business could ultimately suffer.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, medical institutions, and contract laboratories for certain aspects of our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our vendors are required to comply with current requirements of GMP, good clinical practice (“GCP”), and good laboratory practice (“GLP”), which are a collection of laws and regulations enforced by the FDA, the EMA or comparable foreign authorities for our drug candidates in clinical development.

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

If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data, they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our product candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

Risks Related to Our Intellectual Property
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

While we believe our intellectual property allows us to pursue our current development programs, several companies and academic institutions are pursuing alternate approaches to gene therapy and have built intellectual property around these approaches and methods. For example, Institut Pasteur controls a patent family related to vector elements for lentiviral-based gene therapy. These patents relate to an element that improves nuclear localization. While these patents began expiring in 2019, and will entirely expired by 2023, if our products were to launch before the fourth quarter of 2023, we may need to secure a license. In addition, we may not be aware of all third-party intellectual property rights potentially relating to our technology and product candidates. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Risks Related to Claims Arising from our Intellectual Property

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

Risks Related to Personnel and Expansion of our Company

Risks Related to our Personnel

Our business could suffer if it loses the services of, or fails to attract, key personnel.

We are highly dependent upon the efforts of our senior management, including our Chief Executive Officer, Gaurav Shah, MD; our Chief Medical Officer and Head of Clinical Development, Jonathan Schwartz, MD; our President and Chief Operating Officer, Head of Development, Kinnari Patel, PharmD, MBA; and our Chief Financial Officer, Carlos Garcia-Parada. The loss of the services of these individuals and other members of our senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Our employment arrangements with the key personnel are “at-will.” We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our operations, and we may be unsuccessful in attracting and retaining these personnel.

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

Risks Related to Our Expansion and Growth Plans

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As of February 22, 2021, we had 101 full-time employees. As our business activities expand, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational setbacks, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 28.7% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Other Risks Related to Our Business

Effective as of December 31, 2020, we are a large accelerated filer, which will increase our costs and demand on management.  As of December 31, 2020, we are no longer an “emerging growth company,” as defined in the JOBS Act. or  a “smaller reporting company” as defined in the Exchange Act.

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

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Beginning in 2021, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Pursuant to Section 404 our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

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

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

Corporate Headquarters, R&D and GMP Manufacturing Facility

Rocket’s corporate headquarters is located in Cranbury, New Jersey, in a leased facility consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing to support our pipeline, which will begin manufacturing in 2021. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement) The NJ Lease Agreement has an initial term which ends in 2034, with an option to renew for an additional two consecutive five-year renewal terms.

In addition, we lease space in New York, New York at the Empire State Building, which consists of approximately 6,600 square feet of office space under a lease that expires in July 2021.

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

Market Information

Our common stock is traded on the Nasdaq Global Select under the symbol “RCKT”. Effective December 24, 2018, we began trading on the Nasdaq Biotechnology Index (Nasdaq: NBI).  On February 22, 2021, the last reported sale price for our common stock on the Nasdaq Global Market was $55.73 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2016 and December 31, 2020 with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2016 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

As of February 22, 2021, there were 13 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.  We completed a reverse merger which closed on January 4, 2018.  The stock performance information prior to January 4, 2018, represents the share price of our predecessor company Inotek Pharmaceuticals Corporation prior to the reverse merger as adjusted for a 4 for 1 reverse split completed upon the reverse merger.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2020.

Item 6.          Selected Financial Data

	For the Years Ended December 31,
	2020	2019	2018	2017	2016

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	106,382	58,623	53,270	14,917	5,994
General and administrative	27,921	17,528	17,886	4,855	1,580
Total operating expenses	134,303	76,151	71,156	19,772	7,574
Loss from operations	(134,303)	(76,151)	(71,156)	(19,772)	(7,574)
Research and development incentives	-	250	186	192	-
Interest expense	(6,967)	(5,958)	(6,039)	-	-
Interest and other income net	2,150	3,414	1,690	2	1
(Amortization of premium) accretion of discount on investments - net	(580)	1,175	801	-	-
Net loss	$(139,700)	$(77,270)	$(74,518)	$(19,578)	$(7,573)
Net loss per share attributable to common stockholders - basic and diluted	$(2.52)	$(1.58)	$(1.89)	$(2.88)	$(1.11)
Weighted-average common shares outstanding - basic and diluted	55,380,740	49,010,358	39,377,666	6,795,627	6,833,718

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Cash, cash equivalents and investments	482,719	304,115	213,132	18,142	9,460
Total assets	590,824	372,121	251,313	20,147	10,187
Total liabilities	87,305	64,824	57,276	4,628	1,816
Accumulated deficit	(322,843)	(183,143)	(105,873)	(31,355)	(11,777)
Total stockholders’ equity	503,519	307,297	194,037	15,519	8,371

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Annual Report.

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

Introduction

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have four clinical-stage ex vivo lentiviral vector (“LVV”) programs.  These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

Recent Developments

On February 20, 2020 and June 5, 2020, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, we exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, we repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $72 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

On June 12, 2020, we entered into an exchange agreement (substantially in the form of the exchange agreement we entered into with holders in prior exchange transactions for our 2021 Convertible Notes with holders of the 2021 Convertible Notes, wherein we exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of the 2022 Convertible Notes (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Note) and (b) approximately $11 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction. The 2022 Convertible Notes were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

On November 12, 2020, the CIRM awarded Rocket up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO.  We received a $1.1 million cash advance on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million.

On December 14, 2020, we completed a public offering of 5,339,286 shares of common stock, which includes the full exercise of the underwriters’ option to purchase an additional 696,428 shares of our common stock, at a public offering price of $56.00 per share. The gross proceeds to Rocket from the public offering were approximately $299.0 million before deducting $18.2 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $280.8 million.

In  December, 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes were converted into 298,562 shares of common stock.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2020, we raised net cash proceeds of approximately $654.1 million from investors through both equity and convertible debt financing to fund operating activities.

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

Our R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development. As a result, we expect that R&D expenses will increase substantially over the next several years as we increase personnel costs, including stock-based compensation, support ongoing clinical studies, seek to achieve proof-of-concept in additional product candidates, advance preclinical programs to clinical programs, and prepare regulatory filings for product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

(in thousands)

	For the Years Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$106,382	$58,623	$47,759
General and administrative	27,921	17,528	10,393
Total operating expenses	134,303	76,151	58,152
Loss from operations	(134,303)	(76,151)	(58,152)
Research and development incentives	-	250	(250)
Interest expense	(6,967)	(5,958)	(1,009)
Interest and other income net	2,150	3,414	(1,264)
(Amortization of premium) accretion of discount on investments - net	(580)	1,175	(1,755)
Total other expense, net	(5,397)	(1,119)	(4,278)
Net loss	$(139,700)	$(77,270)	$(62,430)

Research and Development Expenses

R&D expenses increased $47.8 million to $106.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.  The increase was primarily the result of an increase in new research agreements totaling $26.5 million in non-cash expenses, an increase in manufacturing consumables of $5.5 million, an increase in compensation expense of $6.2 million due to increased R&D headcount; an increase in clinical trials expense of $3.9 million, an increase in amortization expense related to the Cranbury, NJ lease of $1.7 million, and an increase in lab supplies of $2.0 million, offset by the CIRM grant of $1.1 million which was offset against LAD-1 R&D expenses, and a decrease in research agreements of $0.6 million primarily due to the $1.4 million license payment for the Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) facility made in 2019.

General and Administrative Expenses

G&A expenses increased $10.4 million to $27.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in G&A expenses was primarily driven by fees of $2.0 million incurred in connection with the February and June 2020 convertible notes exchange, an increase in non-cash stock compensation expense of $4.2 million, an increase in compensation and benefits of $2.5 million due to increased G&A headcount and an increase in office and administrative expense of $1.0 million due primarily to increased insurance expense for the year ended December 31, 2020 as compared to 2019.

Other Income (Expense), Net

Other income (expense), net was $5.4 million for the year ended December 31, 2020 compared to other income (expense), net of $1.1 million for the year ended December 31, 2019. The change was primarily due to a decrease in interest income related to our investments of $2.8 million due to lower interest rates, an increase in interest expense of $1.0 million, and a decrease in research and development incentives due to the receipt of the New York City biotech tax credit in 2019, which was phased out by New York City and did not reoccur in 2020.

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

Liquidity and Capital Resources

We have not generated any revenue and have incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having no commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional R&D efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

Our drug candidates are in the development and clinical stage. There can be no assurance that our R&D will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate significant revenue from product sales. We operate in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $139.7 million, $77.3 million, and $74.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. We have experienced negative cash flows from operations and has an accumulated deficit of $322.8 million as of December 31, 2020. As of December 31, 2020, we had $482.7 million of cash, cash equivalents and investments. Rocket expects such resources would be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023. Rocket has funded its operations primarily through the sale of its equity and debt securities.

On November 12, 2020, the CIRM awarded Rocket up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO.  We received a $1.1 million cash advance on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million.

In the longer term, our future viability is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Convertible Notes Payable

On January 4, 2018, in connection with the reverse merger with Inotek, Inotek’s obligations under its outstanding convertible notes, with an aggregate principal value of $52.0 million, were assumed by us (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and mature on August 1, 2021 (“Maturity Date”). The 2021 Convertible Notes are unsecured, accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of a 2021 Convertible Note (the “Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

On February 20, 2020 and June 5, 2020, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, we exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, we repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $72 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

Also pursuant to the Exchange Agreements, on June 12, 2020, we exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 2022 Convertible Notes (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Notes) and (b) approximately $11 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction.

In  December, 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes were converted into 298,562 shares of common stock.

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of our common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock and is subject to adjustment under the terms of the New Notes. We may redeem for cash all or any portion of the 2022 Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which we provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(74,640)	$(64,663)	$(53,788)
Cash used in investing activities	(96,591)	(39,011)	(5,272)
Cash provided by financing activities	282,989	177,791	153,502
Net change in cash, cash equivalents and restricted cash	$111,758	$74,117	$94,442

Net Cash Used in Operating Activities

During the year ended December 31, 2020, operating activities used $74.6 million of cash, primarily resulting from our net loss of $139.7 million and net changes in our operating assets and liabilities of $15.0 million, partially offset by net non-cash charges of $50.0 million, including expenses in connection with the issuance of warrant of $26.6 million, stock-based compensation expense of $18.6 million and accretion of discount on convertible notes of $2.8 million. Changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of an increase in finance lease liability of $5.6 million, an increase in accounts payable and accrued expenses of $6.4 million and an increase in prepaid expenses and other assets of $1.5 million.

During the year ended December 31, 2019, operating activities used $64.7 million of cash, primarily resulting from our net loss of $77.3 million and net changes in our operating assets and liabilities of $3.7 million, partially offset by net non-cash charges of $16.3 million, including stock-based compensation expense of $13.4 million and accretion of discount on convertible notes of $3.6 million. Changes in our operating assets and liabilities for the year ended December 31, 2019 consisted of a decrease in accounts payable and accrued expenses of $2.7 million and an increase in prepaid expenses and other assets of $0.9 million.

During the year ended December 31, 2018, operating activities used $53.8 million of cash, primarily resulting from our net loss of $74.5 million and net changes in our operating assets and liabilities of $4.4 million, partially offset by net non-cash charges of $16.3 million, including stock-based compensation expense of $13.6 million and accretion of discount on convertible notes of $3.1 million. Changes in our operating assets and liabilities for the year ended December 31, 2018 consisted of an increase in accounts payable and accrued expenses of $5.9 million, offset by an increase in prepaid expenses and other assets of $1.5 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash outflow of investing activities was $96.6 million, consisting of proceeds of $141.8 million from the maturities of investments, offset by purchases of investments of $209.3 million, purchases of property and equipment of $20.6 million, and payments made to acquire right of use asset of $8.5 million.

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

Net Cash Provided by Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $283.0 million, consisting primarily of proceeds from the issuance of common stock for $280.8 million. On December 14, 2020, we completed a public offering of 5,339,286 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 696,428 shares of our common stock, at a public offering price of $56.00 per share. The net proceeds to Rocket from the December 2020 public offering were approximately $280.8 million.

During the year ended December 31, 2019, net cash provided by financing activities was $177.8 million, consisting of proceeds from the issuance of common stock for $177.8 million. On April 18, 2019, we completed a public offering of 5,175,000 shares of common stock. The net proceeds to Rocket from the April 2019 public offering were approximately $86.1 million. On December 10, 2019, we completed a public offering of 4,393,000 shares of common stock. The net proceeds to Rocket from the December 2019 public offering were approximately $91.7 million.

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

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2020 (in thousands):

	Obligations Expiring by Period
	Total	2021	2022	2023	2024	Thereafter
Capital (Finance) Leases	55,626	1,644	1,689	1,736	1,791	48,767
Operating Lease Obligations	1,201	682	445	74	-	-
2021 Convertible Notes	5,150	5,150	-	-	-	-
2022 Convertible Notes	38,350	-	38,350	-	-	-
Total	$100,328	$7,476	$40,484	$1,810	$1,791	$48,767

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

Goodwill is tested for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. We have one segment and one reporting unit and as such review’s goodwill for impairment at the consolidated level.

When testing goodwill, we have the option to first assess qualitative factors for reporting units that carry goodwill. The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

As of January 1, 2018, we early adopted ASU No. 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. An entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. We performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, we have determined there was no goodwill impairment as of and for the years ended December 31, 2020, 2019 and 2018.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conducted our long-lived asset impairment analyses in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.”ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets as of and for the years ended December 31, 2020, 2019 and 2018.

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

Fair Value Measurements

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our  assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of our financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.  We measure the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. We estimate these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

We classify stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified.  The Company recognizes compensation expense for at least the portion of awards that are vested. Forfeitures are accounted for as they occur.

Effective July 1, 2018, we adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include stock-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above. Prior to the adoption of ASU 2018-07, for stock-based awards granted to consultants and non-employees, we recognized compensation expense over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the estimated fair value of these awards was re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 had no impact on us as we do not have Level 3 investments.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard became effective beginning January 1, 2021. We are currently evaluating the potential impact ASU 2016-13, and related updates, will have on its financial position and results of operations upon adoption, however ASU 2016-13 is not expected to have a material impact.  .

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial and accounting officers concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Information with respect to this item will be set forth in the Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

(3)	Exhibits:

Exhibit	Exhibit Index
Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (1)
3.1	Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (2)
3.2	Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (3)
3.3	Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (3)
3.4	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective June 25, 2018 (4)
3.5	Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of January 4, 2018 (5)
4.1	Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (3)
4.2	Base Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.3	First Supplemental Indenture, dated as of August 5, 2016, by and between Inotek Pharmaceuticals Corporation and Wilmington Trust, National Association (6)
4.4	Form of 5.75% Convertible Senior Note due 2021 (6)
4.5	Second Supplemental Indenture, dated as of February 20, 2020, by and between Rocket Pharmaceuticals, Inc. and Wilmington Trust, National Association (7)
4.6	Form 6.25% Convertible Senior Note due 2022 (7)
4.7	Supplemental Indenture, dated as of June 12, 2020, between Rocket Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (8)
4.8*	Description of Securities
10.1#	2004 Stock Option and Incentive Plan (9)
10.2#	Rocket Pharmaceuticals, Inc. Second Amended and Restated 2014 Stock Option and Incentive Plan (10)
10.3#	Form of Incentive Stock Option Agreement (Employees) (11)
10.4#	Form of Non-Qualified Stock Option Agreement (Employees) (11)
10.5#	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (11)
10.6#	Form of Non-Qualified Stock Option Agreement (Consultants) (11)
10.6.1#	Form of Restricted Stock Unit Award Agreement
10.7#	Rocket Pharmaceuticals, Ltd. 2015 Share Option Plan (12)
10.8#	Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (9)
10.9#	Amendment to Offer Letter, effective as of September 1, 2017, by and between Inotek and David Southwell (13)
10.10#	Offer Letter, dated September 25, 2019, by and between the registrant and Kamran Alam.
10.11#*	Offer Letter, dated November 25, 2020, by and between the registrant and Carlos Garcia-Parada.
10.12**	Amended and Restated Lease Agreement, dated as of June 26, 2019, by and between Rocket Pharmaceuticals, Inc. and Cedar Brook 12 Corporate Center, L.P. (12)
10.13#	Rocket Pharmaceuticals, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (14)
10.14#	Form of Indemnification Agreement, to be entered into between the Registrant and its directors (3)
10.15#	Form of Indemnification Agreement, to be entered into between the Registrant and its officers (3)
10.16#	Form of Severance and Change of Control Agreements, to be entered into between the Registrant and certain of its officers (18)
10.17	Lease, dated as of May 29, 2015, by and between Inotek Pharmaceuticals Corporation and 91 Hartwell Avenue Trust, as amended and currently in effect (15)
10.18	First Amendment to Lease, dated as of February 24, 2016, by and between Inotek Pharmaceuticals Corporation and 91 Hartwell Avenue Trust (16)
10.19	Lease Agreement, dated as of March 31, 2016, by and between Rocket Pharmaceuticals, Ltd. and ARE-East River Science Park, LLC. (12)
10.20	Agreement of Lease, dated as of June 6, 2018, by and between Rocket Pharmaceuticals, Inc. and ESRT Empire State Building, L.L.C. (11)
10.21	Amendment No. 1 to the Lease Agreement, dated as of June 28, 2018, by and between Rocket Pharmaceuticals, Ltd. and ARE-East River Science Park, LLC (11)
10.22†	License Agreement, dated as of November 19, 2018, by and between Rocket Pharmaceuticals, Ltd. and REGENXBIO Inc. (17)
10.23*	Warrant to Purchase Shares of Common Stock dated as of December 21, 2020, by and between the Registrant and Neptune Consulting, LLC.
10.24	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (2)
10.25	Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (2)

21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included in the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 25, 2018, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s registration statement on Form 8-A, as amended (001-36829), filed with the SEC on January 11, 2018, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 5, 2016, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 20, 2020, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 12, 2020, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s proxy statement on Schedule 14A (001-36829), filed with the SEC on April 30, 2018, as amended, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, as amended, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 7, 2018, and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on September 1, 2017, and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on August 8, 2017, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on June 1, 2015, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (001-36829), filed with the SEC on February 26, 2016, and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s annual report on Form 10-K (001-36829), filed with the SEC on March 8, 2019, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (001-36829), filed with the SEC on August 8, 2019, and incorporated herein by reference.

Item 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Rocket Pharmaceuticals, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cranbury, State of New Jersey, on March 1, 2021.

Rocket Pharmaceuticals, Inc.

By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Gaurav Shah, MD and Carlos Garcia-Parada, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gaurav Shah, MD	President, Chief Executive Officer and Director	March 1, 2021
Gaurav Shah, MD	(Principal Executive Officer)

/s/ Carlos Garcia-Parada, MBA	Chief Financial Officer	March 1, 2021
Carlos Garcia-Parada	(Principal Financial Officer)

/s/ John C. Militello	VP, Finance, Senior Controller & Treasurer	March 1, 2021
John Militello	(Principal Accounting Officer)

/s/ Carsten Boess	Director	March 1, 2021
Carsten Boess

/s/ Pedro Granadillo	Director	March 1, 2021
Pedro Granadillo

/s/ Gotham Makker, MD	Director	March 1, 2021
Gotham Makker, MD

/s/ David P. Southwell	Director	March 1, 2021
David P. Southwell

/s/ Roderick Wong, MD	Director	March 1, 2021
Roderick Wong, MD

/s/ Naveen Yalamanchi, MD	Director	March 1, 2021
Naveen Yalamanchi, MD

/s/ Elisabeth Björk	Director	March 1, 2021
Elisabeth Björk

Rocket Pharmaceuticals, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for research and development expenses

As disclosed in Note 3 to the consolidated financial statements, the Company estimates accrued research and development expenses for existing contracts, evaluates and identifies services that have been performed for the Company, estimates the level of service performed and the associated costs incurred for the services when not yet invoiced or otherwise notified of the actual costs, and evaluates contractual milestones reached.  The Company estimates costs on clinical trials in progress based on the services received and efforts expended pursuant to contacts with multiple contract research organizations (CROs), investigative sites in connection with clinical trials, and contract manufacturing organizations (CMOs).  The accrued research and development expenses as of December 31, 2020 were approximately $15 million.

We identified accruals related to research and development activities as a critical audit matter due to the complexity of the estimation of those accruals related to third party CROs, CMOs and investigative sites. The complexity of the Company’s estimates for these accruals was primarily the determination of progress and direct and indirect costs incurred under these arrangements, where invoicing of costs and milestones may not match the timing of services provided to date.  As a result, auditor judgement was required to perform procedures and evaluate audit evidence related to the accruals for research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the determination of estimates of the research and development accruals, including controls over inputs used by management to make the estimates and the completeness and accuracy of the data used in the estimates.  Our audit procedures also included inspection of a sample of contracts, invoices and payments, confirmation of total payments made by the Company and the amount owed by the Company as of December 31, 2020 for a sample of third-party research and development vendors, comparing the Company’s estimates of progress to the contracts, statements of work, data confirmed by third party vendors, invoices and payments to the resulting accruals.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP
Philadelphia, Pennsylvania
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rocket Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Philadelphia, Pennsylvania
March 1, 2021

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$297,098	$185,383
Investments	185,621	118,732
Prepaid expenses and other assets	4,626	3,639
Total current assets	487,345	307,754
Property and equipment, net	19,206	29,521
Goodwill	30,815	30,815
Restricted cash	1,568	1,525
Deposits	455	455
Operating lease right-of-use assets	914	2,051
Finance lease right-of-use asset	50,521	-
Total assets	$590,824	$372,121
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,472	$17,352
Convertible notes, net of unamortized discount, current	4,875	-
Operating lease liabilities, current	626	957
Finance lease liabilities, current	1,644	-
Total current liabilities	32,617	18,309
Convertible notes, net of unamortized discount, non-current	35,066	45,049
Operating lease liabilities, non-current	498	1,443
Finance lease liabilities, non-current	18,988	-
Other liabilities	136	23
Total liabilities	87,305	64,824
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 60,996,367 and 54,773,061 shares issued and 60,996,367 and 54,769,030 shares outstanding at December 31, 2020 and December 31, 2019, respectively	610	548
Treasury stock, at cost, 0 and 4,031 common shares at December 31, 2020 and December 31, 2019, respectively	-	(53)
Additional paid-in capital	825,794	489,925
Accumulated other comprehensive income (loss)	(42)	20
Accumulated deficit	(322,843)	(183,143)
Total stockholders’ equity	503,519	307,297
Total liabilities and stockholders’ equity	$590,824	$372,121

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018

Revenue	$-	$-	$-

Operating expenses:
Research and development	106,382	58,623	53,270
General and administrative	27,921	17,528	17,886
Total operating expenses	134,303	76,151	71,156
Loss from operations	(134,303)	(76,151)	(71,156)
Research and development incentives	-	250	186
Interest expense	(6,967)	(5,958)	(6,039)
Interest and other income net	2,150	3,414	1,690
(Amortization of premium) accretion of discount on investments - net	(580)	1,175	801
Net loss	$(139,700)	$(77,270)	$(74,518)
Net loss per share attributable to common stockholders - basic and diluted	$(2.52)	$(1.58)	$(1.89)
Weighted-average common shares outstanding - basic and diluted	55,380,740	49,010,358	39,377,666

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Net loss	$(139,700)	$(77,270)	$(74,518)
Other comprehensive loss
Net unrealized (loss) gain on investments	(62)	147	(127)
Total comprehensive loss	$(139,762)	$(77,123)	$(74,645)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Series A Convertible Preferred Shares		Series B Convertible Preferred Shares		Common Stock			Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	128,738	$16,060	126,909	$25,406	6,795,627	$68	$-	$5,340	$-	$(31,355)	$15,519
Conversion of convertible preferred shares into common shares	(128,738)	(16,060)	(126,909)	(25,406)	19,475,788	194	-	41,272	-	-	-
Exchange of common shares in connection with the Reverse Merger	-	-	-	-	6,805,608	68	-	85,992	-	-	86,060
Issuance of common stock, net of issuance costs of $9.3 million	-	-	-	-	11,475,242	115	-	153,907	-	-	154,022
Issuance of common stock pursuant to settlement of restricted stock units	-	-	-	-	271,718	3	-	(3)	-	-	-
Issuance of common stock pursuant to exercise of stock options	-	-	-	-	370,753	4	-	144	-	-	148
Stock repurchase	-	-	-	-	-	-	(668)	-	-	-	(668)
Unrealized loss on investments	-	-	-	-	-	-	-	-	(127)	-	(127)
Stock-based compensation	-	-	-	-	-	-	-	13,601	-	-	13,601
Net loss	-	-	-	-	-	-	-	-	-	(74,518)	(74,518)
Balance at December 31, 2018	-	-	-	-	45,194,736	452	(668)	300,253	(127)	(105,873)	194,037
Issuance of common stock, net of issuance costs	-	-	-	-	9,568,000	96	-	177,664	-	-	177,760
Issuance of common stock pursuant to exercise of stock options	-	-	-	-	110,325	1	-	30	-	-	31
Treasury stock purchases	-	-	-	-	-	-	(725)	(1)	-	-	(726)
Issuance of treasury stock pursuant to exercise of stock options	-	-	-	-	-	-	(397)	-	-	-	(397)
Retirement of treasury stock	-	-	-	-	(100,000)	(1)	1,393	(1,392)	-	-	-
Sale of treasury stock	-	-	-	-	-	-	344	-	-	-	344
Unrealized comprehensive gain on investments	-	-	-	-	-	-	-	-	147	-	147
Stock-based compensation	-	-	-	-	-	-	-	13,371	-	-	13,371
Net loss	-	-	-	-	-	-	-	-	-	(77,270)	(77,270)
Balance at December 31, 2019	-	-	-	-	54,773,061	548	(53)	489,925	20	(183,143)	307,297
Issuance of common stock, net of issuance costs	-	-	-	-	5,339,286	53	-	280,710	-	-	280,763
Issuance of common stock pursuant to exercise of stock options	-	-	-	-	586,857	6	-	2,552	-	-	2,558
Issuance of common stock pursuant to exercise of warrant	-	-	-	-	1,601	-	-	-	-	-	-
Issuance of common stock pursuant to conversion of notes	-	-	-	-	298,562	3	-	7,626	-	-	7,629
Issuance of warrants	-	-	-	-	-	-	-	26,562	-	-	26,562
Stock repurchase	-	-	-	-	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	-	-	-	-	667	(76)	-	-	591
Issuance of treasury stock pursuant to exercise of stock options	-	-	-	-	-	-	(614)	-	-	-	(614)
Unrealized comprehensive loss on marketable securities	-	-	-	-	-	-	-	-	(62)	-	(62)
Share-based compensation	-	-	-	-	-	-	-	18,567	-	-	18,567
Net loss	-	-	-	-	-	-	-	-	-	(139,700)	(139,700)
Balance at December 31, 2020	-	$-	-	$-	60,996,367	$610	$-	$825,794	$(42)	$(322,843)	$503,519

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net loss	$(139,700)	$(77,270)	$(74,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	2,758	3,602	3,059
Depreciation and amortization expense	1,145	426	330
Write down of property and equipment	419	-	-
Stock-based compensation	18,567	13,371	13,601
Expense in connection with warrant issue	26,562	-	-
Loss on disposal of property and equipment	-	-	317
Accretion of discount (amortization of premium) on investments, net	580	(1,066)	(801)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,517)	(917)	(1,505)
Accounts payable and accrued expenses	11,015	(2,722)	5,890
Operating lease liabilities	(139)	(87)	(161)
Finance lease liability	5,557	-	-
Other long term liabilities	113	-	-
Net cash used in operating activities	(74,640)	(64,663)	(53,788)
Investing activities:
Cash acquired in connection with the Reverse Merger	-	-	76,348
Purchases of investments	(209,343)	(184,298)	(141,087)
Proceeds from maturities of investments	141,811	168,556	61,276
Payments made to acquire right of use asset	(8,452)	-	-
Proceeds from sale of property and equipment	-	-	20
Purchases of property and equipment	(20,607)	(23,269)	(1,453)
Payment of security deposit	-	-	(376)
Net cash used in investing activities	(96,591)	(39,011)	(5,272)
Financing activities:
Issuance of common stock, net of issuance costs	280,763	177,760	154,022
Issuance of common stock, pursuant to exercise of stock options	2,558	31	148
Common stock repurchase	(72)	-	-
Treasury stock repurchase	-	-	(668)
Proceeds from sale of treasury stock	591	344	-
Payment of withholding tax on option exercise	(614)	(344)	-
Convertible notes refinancing costs to the lender	(237)	-	-
Net cash provided by financing activities	282,989	177,791	153,502
Net change in cash, cash equivalents and restricted cash	111,758	74,117	94,442
Cash, cash equivalents and restricted cash at beginning of period	186,908	112,791	18,349
Cash, cash equivalents and restricted cash at end of period	$298,666	$186,908	$112,791

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$1,456	$4,424	$-
Accrued purchases of internal use software	$300	$226	$-
Treasury stock purchases paid in prior year	$-	$726	$-
Retirement of treasury stock	$-	$1,393	$-
Witholding tax payable on shares witheld in treasury stock	$-	$53	$-
Conversion of convertible preferred stock into common stock	$-	$-	$41,466
Conversion of convertible notes into common stock	$7,629	$-	$-
Unrealized (loss) gain on investments	$(62)	$147	$(127)
Finance lease right of use asset and lease liability	$20,179	$-	$-
Reclassification of construction in process to finance right of use asset	$26,465	$-	$-
Supplemental cash flow information:
Cash paid for interest	$2,960	$2,990	$4,485
Cash paid for income taxes	$-	$26	$2

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.	Nature of Business and Basis of Presentation

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”)  is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. Rocket has four clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., Rocket has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $322.8 million as of December 31, 2020. As of December 31, 2020, the Company has $482.7 million of cash, cash equivalents and investments. During the year ended December 31, 2020, the Company received net proceeds of $280.8 million from a public offering of 5,339,286 shares of common stock. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Regarding the Company’s 2021 and 2022 Convertible Notes, the Company’s stock price is currently above the conversion price and the convertible noteholders have the option to convert the Convertible Notes to common stock or the Company has the option to redeem the convertible notes. If the noteholders either do not convert to common stock or the Company does not require conversion of the convertible notes and if the Company's share price were to go below the conversion price, as defined, (see Note 7), the Company would be required to repay the 2022 Convertible Notes payable upon maturity of the notes or refinance the convertibles notes upon maturity. The Company has previously refinanced the convertible notes in fiscal 2020 prior to maturity.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“US GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, the accrual of research and development expenses, the valuation of equity transactions, and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s Corporate Credit Card. Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$297,098	$185,383
Restricted cash	1,568	1,525
	$298,666	$186,908

Government Grants

Research and development expense is presented net of reimbursements from the California Institute for Regenerative Medicine (“CIRM”), which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with the CIRM conditions and will receive the reimbursement. During the years ended December 31, 2020, 2019, and 2018, the Company offset $3.6 million, $1.2 million and $0 of CIRM grant funds against research and development (“R&D”) expenses (See Note 15 “CIRM Grant” for additional disclosure).

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury securities, and Corporate, Government Municipal and Agency Bonds. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Investments

Investments consist of investments in United States Treasury securities and Corporate, Municipal and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on investments for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, there was $0.1 million of net unrealized loss, $0.1 million of net unrealized gains and $0.1 million  of net unrealized losses on investments, respectively.

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

Goodwill is tested for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has one segment and one reporting unit and as such review’s goodwill for impairment at the consolidated level.

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

As of January 1, 2018, the Company early adopted ASU No. 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. An entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2020, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. The estimated useful lives are three to fifteen years. The Company capitalizes purchases of laboratory equipment and construction costs in relation to the facility at Cranbury, New Jersey, since it has been determined these assets have alternative future uses to the Company. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which is six years. Capitalized software is included in property and equipment in the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducted our long-lived asset impairment analyses in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.”ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets as of and for the years ended December 31, 2020, 2019 and 2018.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Research and Development Expenses

R&D costs, which include salaries and staff costs, license costs, manufacturing and development costs, clinical trial expenses, regulatory and scientific consulting fees, as well as contract research, and stock-based compensation expense, are accounted for in accordance with ASC Topic 730, Research and Development (“ASC 730”).

The Company does not currently have any commercial biopharmaceutical products and does not expect to have any for several years, if at all. Accordingly, R&D costs are expensed as incurred. While certain of the Company’s R&D costs may have future benefits, the policy of expensing all R&D expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Foreign Currency Transactions

Certain transactions during the years ended December 31, 2020, 2019 and 2018 are denominated in Euros and British pounds. Gains and losses on foreign currency transactions were not significant for the years ended December 31, 2020, 2019 and 2018.

Treasury Stock

The Company records treasury stock at cost.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified. The Company recognizes compensation expense for at least the portion of awards that are vested. Forfeitures are accounted for as they occur.

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

NYC Biotechnology Tax Credit Program

New York City allowed investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit was recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount. During the years ended December 31, 2020, 2019 and 2018, the Company recorded research and development incentive income of $0, $0.3 million, and $0.2 million, respectively. This program was not renewed by NYC upon its expiration at the end of 2018.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences. In accordance with ASC 740 “Income Taxes”, the Company recorded a full valuation allowance to fully offset the net deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and consists of net loss and changes in unrealized gains and losses on investments.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its financial position and results of operations upon adoption, however ASU 2016-13 is not expected to have a material impact.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$193,312	$-	$-	$193,312
United States Treasury securities	62,497	-	-	62,497
Corporate Bonds	-	501	-	501
Agency Bonds	-	8,015	-	8,015
	255,809	8,516	-	264,325

Investments:
United States Treasury securities	112,328	-	-	112,328
Corporate Bonds	-	63,710	-	63,710
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	3,583	-	3,583
	112,328	73,293	-	185,621

	$368,137	$81,809	$-	$449,946

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$72,114	$-	$-	$72,114
Cash	7,542	-	-	7,542
	79,656	-	-	79,656

Investments:
United States Treasury securities	75,464	-	-	75,464
Government Bonds	-	8,000	-	8,000
Corporate Bonds	-	29,268	-	29,268
Municipal Bonds	-	6,000	-	6,000
	75,464	43,268	-	118,732

	$155,120	$43,268	$-	$198,388

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

The fair value of the 2021 Convertible Notes and 2022 Convertible Notes as of December 31, 2020 was $9.5 million and $65.6 million, respectively (see Note 7).

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Laboratory equipment	$7,807	$1,910
Machinery and equipment	9,933	-
Computer equipment	218	179
Furniture and fixtures	1,880	273
Leasehold improvements	29	29
Internal use software	1,385	226
Construction costs in progress	-	27,809
	21,252	30,426
Less: accumulated depreciation and amortization	(2,046)	(905)
	$19,206	$29,521

Construction costs in progress as of December 31, 2019 was comprised of costs associated with the build out of the Company’s research, manufacturing and office facility in Cranbury, NJ. See Note 12 “Commitments and Contingencies” for the treatment of construction costs as part of the right of use asset as of December 31, 2020. Depreciation and amortization during the years ended December 31, 2020, 2019, and 2018 was $1.1 million, $0.4 million and $0.3 million, respectively.

6.	Accounts Payable and Accrued Expenses

At December 31, 2020 and 2019, the Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2020	December 31, 2019
Research and development	$14,962	$7,418
Property and equipment	1,456	4,424
Employee compensation	4,875	2,588
Accrued interest	1,122	1,241
Government grant payable	590	562
Professional fees	1,332	553
Internal use software	300	226
Other	835	340
	$25,472	$17,352

7.	Convertible Notes Payable

2021 Convertible Notes

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of December  30, 2020 and 2019. As of December 31, 2020, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

2022 Convertible Notes

On February 20, 2020 and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, the Company repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $72 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

Also pursuant to the Exchange Agreements, on June 12, 2020, the Company exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 6.25% Convertible Senior Notes due 2022 (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Notes) and (b) approximately $11 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to the closing date of the exchange transaction.

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

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of the Company’s common stock per 1.00 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock and is subject to adjustment under the terms of the 2022 Convertible Notes. The Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default. As of December 31, 2020, the stated interest rate was 6.25%, and the effective interest rate was 15.3%.

The exchange transactions were accounted for as a modification of the 2021 Convertibles Notes and have been accounted for based on ASC 470-50 Modifications and Extinguishments. The remaining outstanding principal of the 2021 Convertible Notes will be accounted for consistent with the original accounting assessment. The Company incurred $1.6 million of costs in connection with the February 2020 exchange and $0.3 million of costs in connection with the June 2020 exchange transaction which have been included in G&A expenses in the consolidated statement of operations for the year ended December 31, 2020. Costs incurred of $0.1 million in connection with the February exchange transaction and $0.1 million in connection with the June exchange transaction that were paid directly to the creditors have been included as a debt discount and are being amortized over the life of the 2022 Convertible Notes.

In  December, 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes were converted into 298,562 shares of common stock.

The table below summarizes the carrying value of the 2021 Convertible Notes as of December 31, 2020:

	December 31, 2020	December 31, 2019

Principal amount	$5,150	$52,000
Discount	(275)	(6,951)
Carrying value as of December 31, 2020	$4,875	$45,049

Accretion of the 2021 Convertible Notes discount was $1.3 million, $3.6 million, and $3.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The table below summarizes the carrying value of the 2022 Convertible Notes as of December 31, 2020:

December 31, 2020
Principal amount	$38,350
Discount	(3,284)
Carrying value as of December 31, 2020	$35,066

Accretion of the 2022 Convertible Notes discount was $1.5 million for the year ended December 31, 2020.

8.	Stockholders’ Equity

Common Stock

The Company is currently authorized to issue up to 120,000,000 shares of $0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Second Amended and Restated 2014 Stock Option and Incentive Plan

In March 2018, Rocket’s board of directors approved the Second Amended and Restated 2014 Stock Option and Incentive Plan (the “Revised 2014 Plan”) which was approved by the Company’s shareholders at the Annual Meeting held on June 25, 2018.

Treasury Stock

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

During fiscal 2020, the Company recorded treasury stock for shares withheld to pay the payroll tax liability of option exercises which were remitted prior to December 31, 2020.

Public Offerings

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

On December 10, 2019, the Company completed a public offering of 4,393,000 shares of common stock, which includes the full exercise of the underwriters’ option to purchase an additional 573,000 shares of our common stock, at a public offering price of $22.25 per share. The gross proceeds to Rocket from the December 2019 public offering were approximately $99.7 million, net of $6.1 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $91.7 million.

On December 14, 2020, the Company completed a public offering of 5,339,286 shares of common stock, which includes the full exercise of the underwriters’ option to purchase an additional 696,428 shares of our common stock, at a public offering price of $56.00 per share. The gross proceeds to Rocket from the public offering were approximately $299.0 million, net of $18.2 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $280.8 million.

9.	Stock-Based Awards

Stock Option Valuation

Effective July 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718):
Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The table below for the years ended December 31, 2020, 2019 and 2018 is post adoption of ASU 2018-07. The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Years Ended December 31,
	2020	2019	2018

Risk-free interest rate	1.00%	2.26%	2.64%
Expected term (in years)	5.84	5.81	5.85
Expected volatility	76.98%	75.71%	87.70%
Expected dividend yield	0.00%	0.00%	0.00%
Exercise price	$22.96	$14.47	$17.82
Fair value of common stock	$22.96	$14.47	$17.98

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019, under the Revised 2014 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	8,615,997	$4.48	7.51	$94,474
Granted	1,706,116	14.47	9.29
Exercised	(110,325)	2.31		1,429
Cancelled	(448,247)	10.83
Outstanding as of December 31, 2019	9,763,541	$5.95	6.96	$164,021
Granted	2,193,546	22.96	8.97
Exercised	(586,857)	4.82		13,494
Cancelled	(319,299)	15.82
Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079

Options vested and exercisable as of December 31, 2020	8,244,686	$4.98	5.70	$409,530
Options unvested as of December 31, 2020	2,806,245	$21.15	9.04

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $15.10, $9.58, and $13.21, respectively.

The total fair value of options vested during the years ended December 31, 2020 and 2019 was $15.6 million and $63.1 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized by award type is as follows:

	Years Ended December 31,
	2020	2019	2018

Stock options	$18,527	$13,371	$13,601
Restricted stock units	40	-	-
Total share based compensation expense	$18,567	$13,371	$13,601

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Years Ended December 31,
	2020	2019	2018

Research and development	$7,355	$6,153	$7,375
General and administrative	11,211	7,218	6,226
Total share based compensation expense	$18,567	$13,371	$13,601

In addition, the Company issued warrants to a related party for $26.6 million (see Note 16- Related Party Transactions).

As of December 31, 2020, the Company had an aggregate of $30.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 2.1 years.

Restricted Stock Units (“RSU”)

The following table summarizes our RSU activity for the year ended December 31, 2020:
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2019	-	-
Granted	20,000	$25.06
Unvested as of December 31, 2020	20,000

The intrinsic value of RSU’s vested during the years ended December 31, 2020 and 2019 was $0.5 million and $0.

As of December 31, 2020, there was approximately $0.5 million of unrecognized compensation cost related to RSU’s granted. This amount is expected to be recognized over a weighted average period of 2.8 years.

Warrants

During the year ended December 31, 2020, 7,051 of warrants were exercised into 1,601 shares of common stock.  The Company has warrants outstanding as of December 31, 2020, convertible into 7,051 and 603,386 of common shares at an exercise price of $24.82 and $57.11 per share, which expire on June 28, 2023 and December 21, 2030, respectively.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018

Numerator:
Net loss attributable to common stockholders	$(139,700)	$(77,270)	$(74,518)
Denominator:
Weighted-average common shares outstanding - basic and diluted	55,380,740	49,010,358	39,377,666

Net loss per share attributable to common stockholders - basic and diluted	$(2.52)	$(1.58)	$(1.89)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2020	2019	2018
Shares issuable upon conversion of the 2021 Convertible Notes	160,536	1,620,948	1,620,948
Shares issuable upon conversion of the 2022 Convertible Notes	1,195,449	-	-
Warrants exercisable for common shares	610,437	14,102	14,102
Options to purchase common shares	11,050,931	9,608,537	8,615,997
	13,017,353	11,243,587	10,251,047

11.	Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2020, 2019 and 2018, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the years ended December 31,
	2020	2019	2018
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Change in state tax apportionment	0.1%	(17.4)%	15.8%
Stock compensation	0.9%	(0.7)%	0.0%
Section 382 limitation	0.0%	0.0%	(38.7)%
Valuation allowance	(35.0)%	(5.1)%	3.5%
Tax credits	13.5%	0.0%	0.0%
Other	(0.5)%	2.1%	(1.6)%
Effective tax rate	0%	0%	0%

The significant components of the Company’s deferred income tax assets and liabilities after applying the enacted corporate tax rates are as follows:

	At December 31,
	2020	2019	2018
Deferred income tax assets (liabilities)
Net operating losses (“NOL”)	$42,613	$18,471	$27,825
R&D Credits	21,359	2,517	575
Capitalized research and development costs	23,179	27,652	17,098
Other	1,189	643	1,385
Stock-based compensation	7,406	3,896	4,563
Debt discount	(748)	(1,460)	(3,652)
Warrants	5,585	-	-
Valuation allowance	(100,583)	(51,719)	(47,794)
Net deferred income tax asset	$-	$-	$-

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $194.3 million and $26.0 million, respectively, which begin to expire in 2025 and 2035, respectively. Additionally, $160.2 million of the Federal NOLs can be carried forward indefinitely. The Company has federal R&D credits of $21.4 million which will begin to expire in 2038.

As required by ASC 740, Income Taxes, management of Rocket has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that Rocket has incurred tax losses from inception, management has determined that it is more likely than not that Rocket will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2020 and 2019. Rocket has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $48.9 million and $3.9 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2005, 2007, 2015, and 2018. The ownership change has and will continue to subject our pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership change, the Company is limited to an approximate $1.7 million annual limitation on our ability to utilize our pre-merger NOL’s and R&D Credits. Due to this limitation, approximately $93.0 million of the $127.1 million pre-merger Federal NOL will expire unutilized as the cumulative limitation amount over a 20-year carryforward period is $34.1 million. Additionally, $4.9 million of Federal R&D Credits will expire unutilized. As a result, the Company has reduced its deferred tax assets related to the Federal NOL and Federal R&D Credits by an aggregate of $4.9 million which is offset by the corresponding decrease in the valuation allowance. The company is currently analyzing their intercompany transfer pricing agreements which could have an impact on the net operating losses available in the United States.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020 and 2019 the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020, 2019 and 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets. This Company in currently being audited by New York City for the 2017 tax year. There are no proposed adjustments at this time.

12.	Commitments and Contingencies

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in our balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long -term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). The Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred.

Finance Lease

Rocket has entered into a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing to support the Company’s pipeline, to commence later in 2021. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”).

The Company began making lease payments on September 1, 2019. At that time and as of December 31, 2019, the Company determined the lease commencement date had not occurred since the landlord improvements had not been completed. Prior to the lease commencement date, the lease payments were recorded as prepaid rent. The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020. Since the lease commencement date, the Company reclassified an additional $4.5 million bringing the aggregate reclassification to $32.1 million of construction costs in progress as part of the right of use asset.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of December 31, 2020 and 2019. The Company entered into the lease prior to the building being available for use as the building construction was not complete.

The total restricted cash balance for the Company’s operating and finance leases at December 31, 2020 and 2019 was $1.1 million and $1.0 million, respectively.
Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with an initial term ending on July 31, 2022 (the “NY Lease Agreement”). Effective May 31, 2020, the Company terminated the lease and recorded a loss on lease termination of $76 for the year ended December 31, 2020.

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $0.9 million which expires on June 30, 2020 and is renewed automatically for a one-year period until its expiration date of July 31, 2021. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has a certificate of deposit of $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of December 31, 2020.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.4 million, $0.3 million, and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are netted against rent expense in the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018.

Rent expense was $1.1 million, $0.9 million, and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Lease cost	December 31, 2020
Operating lease cost	$813
Finance lease cost
Amortization of right of use assets	1,711
Interest on lease liablities	1,522
Total lease cost	$4,046

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2020:

Maturity of operating lease liabilities	December 31, 2020
2021	682
2022	445
2023	75
Total lease payments	$1,202
Less: interest	(78)
Total operating lease liabilities	$1,124

Maturity of finance lease liability	December 31, 2020
2021	1,644
2022	1,689
2023	1,736
2024	1,791
Thereafter	48,768
Total lease payments	$55,628
Less: interest	(34,996)
Total finance lease liability	$20,632

Leases	December 31, 2020

Operating right-of-use assets	$914

Operating current lease liabilities	626
Operating noncurrent lease liabilities	498
Total operating lease liabilities	$1,124

Finance right-of-use assets	$50,521

Finance current lease liability	1,644
Finance noncurrent lease liability	18,988
Total finance lease liability	$20,632

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$898
Cash flows from finance lease	$1,070
Weighted-average remaining lease term - operating leases	1.8 years
Weighted-average remaining lease term - finance lease	23.7 years
Weighted-average discount rate - operating leases	7.77%
Weighted-average discount rate - finance lease	8.96%

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

13.	Agreements Related to Intellectual Property

The Company, directly and through its subsidiary Spacecraft Seven, LLC, has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, has no alternative future uses.

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

The research and collaboration agreement had an initial term of 24 months and was amended to extend the term multiple times.  In January 2021, the research and collaboration agreement was extended until July 31, 2021.

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

The upfront license fee of $0.05 million was expensed as research and development costs. The Company is obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of Danon disease. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, the Company is obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If it enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. The Company is also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement.

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

Under the terms of the license agreement, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market, promote and sell products incorporating the Licensed Patents (“Licensed Products”). Unless the license agreement is terminated earlier as provided below, the license from RGNX expires on a country-by-country, Licensed Product-by-Licensed Product basis until the later of the expiration date of the last to expire of the last valid claim of the applicable Licensed Patent or ten years after the first commercial sale of a Licensed Product in such country. The license agreement provides that RGNX may terminate the agreement upon a material breach by the Company if the Company does not cure such breach within a specified notice period if the Company commences a challenge against RGNX or certain of its licensors to declare or render invalid or unenforceable the licensed patents or upon the Company’s bankruptcy or insolvency. The Company may terminate the agreement in its entirety or terminate one or more of the licensed vectors at any time upon six months’ notice. The Company’s Option Right expires four years from the date of the license agreement.

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to RGNX of $7.0 million included as research and development expenses. A fee of $2.0 million per additional vector would be due if the Company exercises its Option Right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of Licensed Products during the royalty term. If successful, the Company will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and European Union. In addition, the Company shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. The Company must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. The Company paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019. No additional milestones were achieved and related payments made during the year ended December 31, 2020.

14.	Strategic Research Collaboration

On May 16, 2018, the Company, and the Stanford University School of Medicine (“Stanford University”) entered into a strategic collaboration agreement to support the advancement of FA and PKD gene therapy research. Under the terms of the collaboration agreement, Stanford University is the lead clinical trial research center in the U.S. for the FA registrational trial and the lead U.S. site for PKD clinical trials. The project will also separately evaluate the potential for non-myeloablative, non-genotoxic antibody-based conditioning regimens as a future development possibility that may be applied across bone marrow-derived disorders. In addition, the Company agreed to support expansion of Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) in order to further enhance the development of the Company’s internal pipeline. The Company agreed to contribute up to $3.5 million for the LCGM expansion of which $1.4 million was due upon execution of the collaboration agreement and the remaining $2.1 million balance is due upon the achievement of certain milestones. In January 2019, the Company and Stanford University signed a Clinical Trial Agreement for the treatment of FA and upon signing of the Clinical Trial Agreement, the second milestone of $1.4 million for the LGCM became due and was expensed and paid. During the year ended December 31, 2020, the remaining milestone under this collaboration agreement was met and the Company expensed and paid the final milestone payment of $0.7 million.

15.	CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I.  Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA.  In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred.  During the year ended December 31, 2020, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.1 million.  The Company received the $1.1 million cash advance on January 4, 2021.

On November 12, 2020, the CIRM awarded Rocket up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO.  The Company received a $1.1 million cash advance on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million.

16.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $0.1 million for all of the years ended December 31, 2020, 2019 and 2018, relating to services provided under this agreement.

In June 2020, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member option to purchase 9,784 shares of the Company’s common stock with a fair value of $0.1 million.

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

On December 21, 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company.  The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party.   In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of Common Stock.  Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license.  The Company recorded a non-cash R&D expense of $26.6 million in 2020 related to the issuance of the Common Stock warrant.

The fair value of the warrant was calculated using the Black-Scholes fair value pricing model with the following inputs:

Year Ended December 31, 2020

Risk-free interest rate	0.95%
Expected term (in years)	10.00
Expected volatility	74.20%
Expected dividend yield	0.00%
Exercise price	$57.11
Fair value of common stock	$57.11

17.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the years ended December 31, 2020, 2019, and 2018 was $0.3 million, $0.2 million, and $0.1 million, respectively.

18.	Selected Quarterly Financial Information (Unaudited)

The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2020 and 2019 (unaudited, in thousands, except for per share data):

	2020
	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Total revenues	$-	$-	$-	$-	$-
Total operating expenses	24,120	23,559	27,387	59,237	134,303
Loss from operations	(24,120)	(23,559)	(27,387)	(59,237)	(134,303)
Net loss	(24,664)	(25,040)	(29,080)	(60,916)	(139,700)
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.45)	$(0.53)	$(1.09)	$(2.52)

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Total revenues	$-	$-	$-	$-	$-
Total operating expenses	18,945	18,392	19,165	19,649	76,151
Loss from operations	(18,945)	(18,392)	(19,165)	(19,649)	(76,151)
Net loss	(19,451)	(18,680)	(19,284)	(19,855)	(77,270)
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.38)	$(0.38)	$(0.39)	$(1.58)