Form 10-Q
period 2021-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2021-05-10
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 63,396,954 shares of common stock, $0.01 par value per share, outstanding.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Form 10-Q) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2020, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$252,540	$297,098
Investments	213,813	185,621
Prepaid expenses and other assets	5,469	4,626
Total current assets	471,822	487,345
Property and equipment, net	19,833	19,206
Goodwill	30,815	30,815
Restricted cash	1,461	1,568
Deposits	455	455
Operating lease right-of-use assets	1,787	914
Finance lease right-of-use asset	50,311	50,521
Total assets	$576,484	$590,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$33,168	$25,472
Convertible notes, net of unamortized discount, current	4,986	4,875
Operating lease liabilities, current	683	626
Finance lease liability, current	1,655	1,644
Total current liabilities	40,492	32,617
Convertible notes, net of unamortized discount, non-current	35,544	35,066
Operating lease liabilities, non-current	1,299	498
Finance lease liabilities, non-current	19,028	18,988
Other liabilities	122	136
Total liabilities	96,485	87,305
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 61,987,799 and 60,996,367 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	619	610
Additional paid-in capital	842,477	825,794
Accumulated other comprehensive loss	(75)	(42)
Accumulated deficit	(363,022)	(322,843)
Total stockholders' equity	479,999	503,519
Total liabilities and stockholders' equity	$576,484	$590,824

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$-	$-

Operating expenses:
Research and development	28,542	16,957
General and administrative	10,680	7,163
Total operating expenses	39,222	24,120
Loss from operations	(39,222)	(24,120)
Research and development incentives	500	-
Interest expense	(1,729)	(1,573)
Interest and other income net	911	967
(Amortization of premium) accretion of discount on investments - net	(639)	62
Net loss	$(40,179)	$(24,664)
Net loss per share attributable to common stockholders - basic and diluted	$(0.65)	$(0.45)
Weighted-average common shares outstanding - basic and diluted	61,574,405	54,883,120

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(40,179)	$(24,664)
Other comprehensive loss
Net unrealized loss on investments	(33)	(95)
Total comprehensive loss	$(40,212)	$(24,759)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(in thousands except share amounts)
(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Stock	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	60,996,367	$610	$-	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	-	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	-	(33)	-	(33)
Share-based compensation	-	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	$619	$-	$842,477	$(75)	$(363,022)	$479,999

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	3	-	(3)	-	-	-
Share repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on investments	-	-	-	-	(95)	-	(95)
Share-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	$551	$(429)	$493,811	$(75)	$(207,807)	$286,051

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Operating Activities:
Net loss	$(40,179)	$(24,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	589	844
Depreciation and amortization expense	674	118
Write down of property and equipment	-	63
Stock-based compensation	7,900	3,961
Accretion of discount (amortization of premium) on investments, net	620	(63)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(842)	(271)
Accounts payable and accrued expenses	7,047	(1,932)
Operating lease liabilities	(15)	(452)
Finance lease liability	(63)	151
Other long term liabilities	(14)	-
Net cash used in operating activities	(24,283)	(22,245)
Investing activities:
Purchases of investments	(103,815)	(23,481)
Proceeds from maturities of investments	74,969	56,805
Payments made to acquire right of use asset	-	(530)
Purchases of property and equipment	(328)	(5,207)
Purchases of internal use software	-	(88)
Net cash (used in) provided by investing activities	(29,174)	27,499
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	8,792	-
Common stock repurchase	-	(72)
Proceeds from sale of treasury stock	-	53
Convertible notes refinancing costs to the lender	-	(98)
Net cash provided by (used in) financing activities	8,792	(117)
Net change in cash, cash equivalents and restricted cash	(44,665)	5,137
Cash, cash equivalents and restricted cash at beginning of period	298,666	186,908
Cash, cash equivalents and restricted cash at end of period	$254,001	$192,045

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$337	$2,796
Accrued purchases of internal use software	$311	$174
Retirement of treasury stock	$-	$72
Witholding tax payable on shares witheld in treasury stock	$-	$429
Unrealized loss on investments	$(33)	$(95)
Finance lease right of use asset and lease liability	$-	$20,179
Reclassification of construction in process to finance right of use asset	$325	$26,465
Supplemental cash flow information:
Cash paid for interest	$1,347	$1,495

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data) (Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. Rocket has four clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., Rocket has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional discovery efforts on a gene therapy program for the less common FA subtypes C and G is ongoing.

2.	Risks and Liquidity

The Company has not generated any revenue and has incurred losses since inception. The Company’s operations are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, the absence of commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $363.0 million as of March 31, 2021. As of March 31, 2021, the Company has $466.4 million of cash, cash equivalents and investments. During the year ended December 31, 2020, the Company received net proceeds of $280.8 million from a public offering of 5,339,286 shares of common stock. Rocket expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.  In April 2021, the Company called for the redemption of the remaining $38.4 million principal balance of  its  6.25% 2022 Convertible Senior Notes due 2022 which were converted into common stock (See Notes 7 and 16).

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“2020 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 and any other interim periods or any future year or period.

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

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$252,540	$297,098
Restricted cash	1,461	1,568
	$254,001	$298,666

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2021 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2020 Form 10-K, except as noted below.

NYS Life Sciences Research and Development Tax Credit

New York State allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against their New York State Tax return for certain expenditures incurred in New York State, including applicable R&D related expenditures. The credit is recognized as research and development incentives when the eligibility and amount has been approved by New York State. During the three months ended March 31, 2021 and 2020, respectively, the Company recorded research and development incentive income of $0.5 million and $0, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard was effective beginning January 1, 2021. The adoption of ASU 2016-13, and related updates, did not have a material impact on the Company’s consolidated financial position and results of operations.

There were no other recent accounting pronouncements that impacted the Company for the three months ended March 31, 2021 or are expected to have a significant effect on the consolidated financial statements.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$235,899	$-	$-	$235,899
	235,899	-	-	235,899

Investments:
United States Treasury securities	107,566	-	-	107,566
Corporate Bonds	-	100,247	-	100,247
Municipal Bonds	-	6,000	-	6,000
	107,566	106,247	-	213,813

	$343,465	$106,247	$-	$449,712

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$193,312	$-	$-	$193,312
United States Treasury securities	62,497	-	-	62,497
Corporate Bonds	-	501	-	501
Agency Bonds	-	8,015	-	8,015
	255,809	8,516	-	264,325

Investments:
United States Treasury securities	112,328	-	-	112,328
Corporate Bonds	-	63,710	-	63,710
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	3,583	-	3,583
	112,328	73,293	-	185,621

	$368,137	$81,809	$-	$449,946

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

The fair value of the 2021 Convertible Notes and the 2022 Convertible Notes as of March 31, 2021 was $8.1 million and $53.1 million, respectively (see Note 7).

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Laboratory equipment	$8,770	$7,807
Machinery and equipment	9,973	9,933
Computer equipment	218	218
Furniture and fixtures	1,867	1,880
Leasehold improvements	29	29
Internal use software	1,696	1,385
	22,553	21,252
Less: accumulated depreciation and amortization	(2,720)	(2,046)
	$19,833	$19,206

During the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million and $0.1 million of depreciation and amortization expense, respectively.

6.	Accounts Payable and Accrued Expenses

At March 31, 2021 and December 31, 2020, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Research and development	$22,675	$14,962
Property and equipment	337	1,456
Right of use asset	325	-
Employee compensation	6,187	4,875
Accrued interest	449	1,122
Government grant payable	597	590
Professional fees	1,338	1,332
Internal use software	311	300
Other	949	835
	$33,168	$25,472

7.	Convertibles Notes

2021 Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate principal amount of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and were scheduled to mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes are unsecured and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) has the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate is subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

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

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

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

The conversion rate for the 2022 Convertible Notes is initially 31.1876 shares of the Company’s common stock per 1.00 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $32.06 per share of common stock and is subject to adjustment under the terms of the 2022 Convertible Notes. The Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock is equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides written notice of redemption. The 2022 Convertible Notes Indenture contains customary terms and covenants and events of default. As of March 31, 2021, the stated interest rate was 6.25%, and the effective interest rate was 15.3%.

In December 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes was converted into 298,562 shares of the Company’s common stock.  On April 26, 2021, the Company called for the redemption of the remaining $38.4 million principal balance of the 2022 Convertible Notes (See Note 16) as the Company’s stock price traded above the Conversion Rate for at least 20 trading days during a 30-day consecutive trading period.

The table below summarizes the carrying value of the 2021 Convertible Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount	$5,150	$5,150
Discount	(164)	(275)
Carrying value	$4,986	$4,875

Accretion of the 2021 Convertible Notes discount was $0.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

The table below summarizes the carrying value of the 2022 Convertible Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount	$38,350	$38,350
Discount	(2,806)	(3,284)
Carrying value	$35,544	$35,066

Accretion of the 2022 Convertible Notes discount was $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2021	2020

Risk-free interest rate	0.62%	1.48%
Expected term (in years)	5.87	5.87
Expected volatility	69.41%	77.75%
Expected dividend yield	0.00%	0.00%
Exercise price	$36.99	$22.47
Fair value of common stock	$36.99	$22.47

The following table summarizes stock option activity for the three months ended March 31, 2021 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079
Granted	916,575	60.95	10.64
Exercised	(991,432)	8.31		51,892
Cancelled	(83,244)	31.82
Outstanding as of March 31, 2021	10,892,830	$13.42	6.57	$349,406

Options vested and exercisable as of March 31, 2021	7,856,137	$5.70	5.55	$300,452
Options unvested as of March 31, 2021	3,036,693	$33.17	9.20

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 and 2020 was $36.99 and $15.03, respectively.

The total fair value of options vested during the three months ended March 31, 2021 and 2020 was $8.3 million and $17.3 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2021	2020

Stock options	$7,826	$3,961
Restricted stock units	74	-
Total share based compensation expense	$7,900	$3,961

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2021	2020

Research and development	$2,916	$1,735
General and administrative	4,984	2,226
Total share based compensation expense	$7,900	$3,961

As of March 31, 2021, the Company had an aggregate of $55.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 3.01 years.

Restricted Stock Units (“RSU”)

The following table summarizes our RSU activity for the three months ended March 31, 2021:
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	20,000	$25.06
Granted	3,500	62.32
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2021	23,500	30.61

9.	Stockholders’ Equity

The Company had warrants outstanding as of both March 31, 2021 and December 31, 2020, convertible into 7,051 and 603,386 shares of common stock at an exercise price of $24.82 and $57.11 per share, respectively which will expire on June 28, 2023 and December 21, 2030, respectively.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(40,179)	$(24,664)
Denominator:
Weighted-average common shares outstanding - basic and diluted	61,574,405	54,883,120
Net loss per share attributable to common stockholders - basic and diluted	$(0.65)	$(0.45)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Shares issuable upon conversion of the 2021 Convertible Notes	160,536	394,327
Shares issuable upon conversion of the 2022 Convertible Notes	1,195,449	1,226,621
Warrants exercisable for common shares	610,437	14,102
Options to purchase common shares	10,892,830	10,538,890
	12,859,252	12,173,940

11.	Commitments and Contingencies

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

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing facilities to support the Company’s pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a 15-year term from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement in March 2020, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020. During the three months ended March 31, 2021, the Company reclassified an additional $0.3 million bringing the aggregate reclassification to $32.4 million of construction costs in progress as part of the right of use asset.

Interest associated with the financing lease was $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively and is recorded as interest expense on the consolidated statements of operations.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) with a bank for $0.9 million which expired on June 30, 2020 and renewed automatically for a one-year period until its expiration date of July 31, 2021. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC down to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement. The Company remeasured lease liability and adjusted the operating lease right of use asset by $1.1 million.

The Company has a certificate of deposit of $0.8 million and $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.  This security deposit was reduced to $0.8 million in March 2021 in connection with the ESB Lease Amendment.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Rental income is netted against rent expense in the consolidated statement of operations.

Rent expense was $0.3 million for the three months ended March 31, 2021 and 2020.

The total restricted cash balance for the Company’s operating and finance leases at March 31, 2021 and December 31, 2020 was $1.0 million and $1.1 million, respectively.

Lease cost	March 31, 2021
Operating lease cost	$196
Finance lease cost
Amortization of right of use assets	535
Interest on lease liablities	459
Total lease cost	$1,190

The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of March 31, 2021:

Maturity of operating lease liabilities	March 31, 2021
2021	544
2022	860
2023	488
2024	208
Total lease payments	$2,100
Less: interest	(118)
Total operating lease liabilities	$1,982

Maturity of finance lease liability	March 31, 2021
2021	1,235
2022	1,689
2023	1,736
2024	1,791
Thereafter	48,768
Total lease payments	$55,219
Less: interest	(34,536)
Total finance lease liability	$20,683

Leases	March 31, 2021

Operating right-of-use assets	$1,787

Operating current lease liabilities	683
Operating noncurrent lease liabilities	1,299
Total operating lease liabilities	$1,982

Finance right-of-use assets	$50,311
Finance current lease liability	1,655
Finance noncurrent lease liability	19,028
Total finance lease liability	$20,683

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$226
Cash flows from finance lease	$408
Weighted-average remaining lease term - operating leases	2.7 years
Weighted-average remaining lease term - finance lease	23.4 years
Weighted-average discount rate - operating leases	4.90%
Weighted-average discount rate - finance lease	8.96%

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

13.	CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of December 31, 2020, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.1 million. The Company received the $1.1 million milestone payment on January 4, 2021. As of March 31, 2021, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.0 million. The Company received the $1.0 million milestone payment on April 1, 2021.

IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO. The Company received a $1.1 million pursuant to the grant on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million as of December 31, 2020.  The Company recorded a reduction of research and development expense of $0.1 million for the three months ended March 31, 2021.

14.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $28 during the three months ended March 31, 2021 and 2020, relating to services provided under this agreement.

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

In December 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company. The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party. In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of common stock. Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license. There were no warrants issued for the three months ended March 31, 2021.

15.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

16.	Subsequent Events

On April 26, 2021, the Company completed a full redemption of its 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 remaining million principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the governing indenture into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. Following the redemption, approximately $5.2 million aggregate principal amount of the 2021 Convertible Notes remain outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2021 (“2020 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2020 Form 10-K, pursuant to Instruction 2 to paragraph of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have four clinical-stage ex vivo lentiviral vector (“LVV”). These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia and Infantile Malignant Osteopetrosis (“IMO”), a genetic disorder characterized by increased bone density and bone mass secondary to impaired bone resorption. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional discovery efforts on a gene therapy program for the less common FA subtypes C and G is ongoing.

Recent Developments

On April 26, 2021, we completed a full redemption of our 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 remaining million principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the governing indenture into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares.

On May 10, 2021 we announced that the RP-A501 Danon Disease program was placed on clinical hold by the FDA. No new drug-related safety events have been observed in the low- or high-dose adult cohorts of the Phase 1 trial. The FDA has requested that we pause patient dosing and modify the protocol and other supporting documents with revised guidelines for patient selection and management. All follow-up study activities will continue and no additional data are requested. We are continuing our dialogue with the agency to ensure safety measures are updated and harmonized adequately and anticipate additional patient treatment by 3Q2021.

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

We believe that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy have created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The FDA approval of several gene therapies in recent years is supportive of a regulatory pathway forward for gene therapy products.

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

Danon disease is an autosomal dominant, rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. Danon disease predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues. Pre-clinical models of Danon disease have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

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

We expect to announce updated data from our open-label Phase 1 trial of RP-A501 in the fourth quarter of 2021.

Fanconi Anemia Complementation Group A (FANCA):

FA, a rare and life-threatening DNA-repair disorder, generally arises from a mutation in a single FA gene. An estimated 60 to 70% of cases arise from mutations in the Fanconi-A (“FANCA”) gene, which is the focus of our program. FA results in bone marrow failure, developmental abnormalities, myeloid leukemia, and other malignancies, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life.

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

In December 2020, we presented updated interim data from our FA at the 62nd American Society of Hematology (“ASH”) Annual Meeting.  The FA data presented at the ASH Annual Meeting were from seven of the nine patients treated (out of twelve patients enrolled) as of October 2020 in both the U.S. Phase 1 and global Phase 2 studies of RP-L102 for FA. Patients in these studies received a single intravenous infusion of “Process B” RP-L102 which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector. Preliminary data from these studies support “Process B” as a consistent and reproducible improvement over “Process A” which was used in earlier academic FA studies.

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

The ongoing open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 has treated four severe LAD-I patients to assess the safety and tolerability of RP-L201 to date. The first patient was treated at UCLA with RP-L201 in the third quarter of 2019. Enrollment is now complete in this study.

In April 2021, Rocket presented positive clinical updates from RP-L201 at the Clinical Immunology Society (CIS) Annual Meeting. The Phase 1/2 data presented in a poster at CIS 2021 are from four pediatric patients with severe LAD-I. RP-L201 was well tolerated with no safety issues reported with treatment or post-treatment. All four patients achieved hematopoietic reconstitution within 5-weeks and demonstrated CD18 expression substantially exceeding the 4-10% threshold associated with survival into adulthood. The first patient with 18-months follow up demonstrated durable CD18 expression of ~40%, peripheral blood vector copy number (VCN) levels of 1.2 at 12-months post-treatment and resolution of skin lesions with no new lesions. The second patient with 9-months of follow up demonstrated CD18 expression of ~28% and peripheral blood VCN levels of 0.75 at 6-months post-treatment with kinetics consistent with those of the first patient. The third and fourth patients demonstrated high CD18 expression of ~70% and ~51%, respectively at 3-months post treatment, and peripheral blood VCN kinetics consistent with those of the first two patients.

The LAD-I program received Regenerative Medicine Advanced Therapy (RMAT) designation from the FDA and Priority Medicines (PRIME) designation from the European Medicines Agency (“EMA”), completing the full complement of all U.S. and EU accelerated regulatory designations for the program.

We expect to announce initial Phase 2 data for our LAD-I program in the third quarter of 2021.

Pyruvate Kinase Deficiency (PKD):

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the red blood cell (“RBC”) glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which RBCs do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong RBC transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the RBC transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed despite the lack of FDA-approved molecularly targeted therapies. Market research indicates the application of gene therapy to broader populations could increase the market opportunity from approximately 250 to 500 patients per year.

We currently have one ex-vivo LVV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. The IND for RP-L301 to initiate the global Phase 1 study cleared in October 2019. This program has been granted US and EMA orphan drug disease designation.

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric transfusion-dependent PKD patients in the U.S. and Europe. The trial will be comprised of three cohorts to assess RP-L301 in young pediatric (age 8-11), older pediatric (age 12-17) and adult populations. The trial is designed to assess the safety, tolerability, and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients. Stanford will serve as the lead site in the U.S. for adult and pediatric patients, HNJ will serve as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients. In July 2020, we treated the first patient in our clinical trial of RP-L301.

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

In March 2021, we announced updated positive preliminary clinical data from Phase 1 trial of RP-L301 for the treatment of PKD. The updated preliminary Phase 1 RP-L301 data are from two patients that showed sustained safety and tolerability 6- and 3-months after treatment, respectively. The two patients demonstrated durable normalization of hemoglobin levels from an average baseline of ~7.4 to 13.9 g/dL at 6-months post treatment in the first patient and from a baseline of ~7.0 g/dL to 13.8 g/dL at 3-months post treatment in the second patient. Respectively, the two patients demonstrated significant improvements in bilirubin 6- and 3-months after treatment, which had been substantially elevated prior to study enrollment.

The Phase 1 trial continues to enroll patients and we expect to report longer-term data in the fourth quarter of 2021, with a near-term update at the American Society for Cell and Gene Therapy Meeting in May 2021.

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

In October 2020, we presented pre-clinical data from our LVV-based program targeting IMO, RP-L401, at the ESID 2020 Meeting. Preclinical data on IMO indicate that a modest level of engraftment can correct the disease phenotype in vivo, with increased long-term survival, tooth eruption, weight gain and normalized bone resorption. A comprehensive review of pre-clinical gene therapy investigations in TCIRG1-mediated osteopetrosis published in December 2020 supports acceleration into clinical development for RP-L401.

A clinical trial for RP-L401 was initiated in the fourth quarter of 2020 and recruitment is currently ongoing. On November 12, 2020, the CIRM awarded Rocket up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO.

We expect to report initial Phase 1 clinical trial data for our IMO program in the third quarter of 2021.

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

Financial Overview

Since our inception, we have devoted substantially all our resources to organizing and staffing, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through March 31, 2021, we raised net cash proceeds of approximately $654.1 million from investors through both equity and convertible debt financing to fund operating activities. As of March 31, 2021, we had cash, cash equivalents and investments of $466.4 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $40.2 million for the three months ended March 31, 2021 and $139.7 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $363.0 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company as we transition out of emerging growth company status. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Interest Expense

Interest expense as of March 31, 2021 is related to the 2021 Convertible Notes, which mature in August 2021, the 2022 Convertible Notes, which were converted into common stock in April 2021, as well as the financing lease obligation for our Cranbury, NJ facility.

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

Our significant accounting policies are described in more detail in our 2020 Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$28,542	$16,957	$11,585
General and administrative	10,680	7,163	3,517
Total operating expenses	39,222	24,120	15,102
Loss from operations	(39,222)	(24,120)	(15,102)
Research and development incentives	500	-	500
Interest expense	(1,729)	(1,573)	(156)
Interest and other income net	911	967	(56)
(Amortization of premium) accretion of discount on investments - net	(639)	62	(701)
Total other expense, net	(957)	(544)	(413)
Net loss	$(40,179)	$(24,664)	$(15,515)

Research and Development Expenses

R&D expenses increased $11.6 million to $28.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to increases in compensation and benefits of $1.9 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $1.2 million, an increase in manufacturing and development costs of $4.8 million, an increase in manufacturing consumables of $1.6 million, an increase in lab supplies and office expense of $0.8 million, an increase in non-cash depreciation and amortization of $0.9 million, and an increase in clinical trial expenses of $0.7 million, offset by $1.0 million of the CIRM grant receivable for LAD-I which was offset against R&D expenses for the three months ended March 31, 2021.

General and Administrative Expenses

G&A expenses increased $3.5 million to $10.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $2.8 million, an increase in compensation and benefits of $0.7 million due to increased G&A headcount, an increase in office and administrative costs of $0.9 million, an increase in accounting and consulting expenses of $0.5 million offset by a decrease in one time debt conversion expense of $1.6 million due to the refinancing of the 2021 Convertible Notes in February 2020.

Other Expense, Net

Other expense, net was $1.0 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020. The change was primarily due to a decrease of $0.9 million in interest and accretion income related to our investments due to lower interest rates offset by $0.5 million related to the New York State Life Sciences Tax Credit which was recorded by the Company for the three months ended March 31, 2021.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(24,283)	$(22,245)
Cash (used in) provided by investing activities	(29,174)	27,499
Cash provided provided by (used in) financing activities	8,792	(117)
Net change in cash, cash equivalents and restricted cash	$(44,665)	$5,137

Operating Activities

During the three months ended March 31, 2021, operating activities used $24.3 million of cash, primarily resulting from our net loss of $40.2 million offset by net non-cash charges of $9.8 million, including non-cash stock-based compensation expense of $7.9 million and depreciation of $0.7 million. Changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted of an increase in accounts payable and accrued expenses for $7.0 million and a decrease in our prepaid expenses of $0.8 million.

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

Investing Activities

During the three months ended March 31, 2021, net cash used by investing activities was $29.2 million, consisting of proceeds of $75.0 million from the maturities of investments, offset by purchases of investments of $103.8 million, and purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2020, net cash provided by investing activities was $27.5 million, consisting of proceeds of $56.8 million from the maturities of investments offset by purchases of investments of $23.5 million, and offset by purchases of property and equipment of $5.3 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $8.8 million, consisting of issuance of common stock, pursuant to exercises of stock options.

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

As of March 31, 2021, we had cash, cash equivalents and investments of $466.4 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 11 of our Consolidated Unaudited Financial Statements in this Form 10-Q.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $466.4 million at March 31, 2021, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes and 2022 Convertible Notes bear interest at a fixed rate and therefore a change in interest rates would not impact the amount of interest we would have to pay on this indebtedness.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021. There have been no material changes from the risk factors previously disclosed in such filing.

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

ROCKET PHARMACEUTICALS, INC.

May 10, 2021	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2021	By:	/s/ Carlos Garcia-Parada
Carlos Garcia-Parada
Chief Financial Officer
(Principal Financial Officer)