Form 10-Q
period 2021-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2021-08-09
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 63,615,685 shares of common stock, $0.01 par value per share, outstanding.

Index
Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Form 10-Q) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$264,608	$297,098
Investments	162,222	185,621
Prepaid expenses and other current assets	3,596	4,626
Total current assets	430,426	487,345
Property and equipment, net	20,989	19,206
Goodwill	30,815	30,815
Restricted cash	1,334	1,568
Deposits	455	455
Operating lease right-of-use assets	1,628	914
Finance lease right-of-use asset	49,507	50,521
Total assets	$535,154	$590,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$17,884	$25,472
Convertible notes, net of unamortized discount, current	5,102	4,875
Operating lease liabilities, current	792	626
Finance lease liability, current	1,666	1,644
Total current liabilities	25,444	32,617
Convertible notes, net of unamortized discount, non-current	-	35,066
Operating lease liabilities, non-current	1,096	498
Finance lease liability, non-current	19,070	18,988
Other liabilities	107	136
Total liabilities	45,717	87,305
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 63,448,069 and 60,996,367 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	634	610
Additional paid-in capital	886,431	825,794
Accumulated other comprehensive loss	(81)	(42)
Accumulated deficit	(397,547)	(322,843)
Total stockholders' equity	489,437	503,519
Total liabilities and stockholders' equity	$535,154	$590,824

The accompanying notes are an integral part of these consolidated financial statements.

Index

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	24,798	16,731	53,340	33,687
General and administrative	9,250	6,828	19,930	13,990
Total operating expenses	34,048	23,559	73,270	47,677
Loss from operations	(34,048)	(23,559)	(73,270)	(47,677)
Research and development incentives	-	-	500	-
Interest expense	(251)	(1,786)	(1,980)	(3,360)
Interest and other income - net	501	429	1,412	1,395
Amortization of premium on investments - net	(727)	(124)	(1,366)	(62)
Net loss	$(34,525)	$(25,040)	$(74,704)	$(49,704)
Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.45)	$(1.20)	$(0.90)
Weighted-average common shares outstanding - basic and diluted	63,061,232	55,158,459	62,321,926	55,020,789

The accompanying notes are an integral part of these consolidated financial statements.

Index

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(34,525)	$(25,040)	$(74,704)	$(49,704)
Other comprehensive loss
Net unrealized gain (loss) on investments	(6)	304	(39)	209
Total comprehensive loss	$(34,531)	$(24,736)	$(74,743)	$(49,495)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	60,996,367	$610	$-	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	-	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	-	(33)	-	(33)
Share-based compensation	-	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	619	-	842,477	(75)	(363,022)	479,999
Issuance of common stock pursuant to exercise of stock options	133,838	2	-	1,113	-	-	1,115
Issuance of common stock pursuant to conversion of notes	1,326,432	13	-	35,530	-	-	35,543
Unrealized comprehensive loss on investments	-	-	-	-	(6)	-	(6)
Share-based compensation	-	-	-	7,311	-	-	7,311
Net loss	-	-	-	-	-	(34,525)	(34,525)
Balance at June 30, 2021	63,448,069	$634	$-	$886,431	$(81)	$(397,547)	$489,437

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	3	-	(3)	-	-	-
Share repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on investments	-	-	-	-	(95)	-	(95)
Share-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	551	(429)	493,811	(75)	(207,807)	286,051
Issuance of common stock pursuant to exercise of stock options	12,968	-	-	290	-	-	290
Sale of treasury stock	-	-	538	-	-	-	538
Issuance of treasury stock pursuant to exercise of stock options	-	-	(109)	-	-	-	(109)
Unrealized comprehensive gain on investments	-	-	-	-	304	-	304
Share-based compensation	-	-	-	4,489	-	-	4,489
Net loss	-	-	-	-	-	(25,040)	(25,040)
Balance at June 30, 2020	55,170,003	$551	$-	$498,590	$229	$(232,847)	$266,523

The accompanying notes are an integral part of these consolidated financial statements.

Index

Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(74,704)	$(49,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	705	1,416
Depreciation and amortization expense	1,380	242
Write down of property and equipment	-	62
Stock-based compensation	15,211	8,450
Accretion of discount on investments, net	1,345	63
Unrealized loss on marketable securities	1	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,030	(2,522)
Accounts payable and accrued expenses	(8,982)	(3,188)
Operating lease liabilities	50	(94)
Finance lease liability	1,184	997
Other long term liabilities	(29)	-
Net cash used in operating activities	(62,809)	(44,278)
Investing activities:
Purchases of investments	(158,571)	(56,436)
Proceeds from maturities of investments	180,584	88,714
Payments made to acquire right of use asset	(61)	(2,731)
Purchases of property and equipment	(1,449)	(7,115)
Purchases of internal use software	(325)	(368)
Net cash provided by investing activities	20,178	22,064
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	9,907	3
Issuance of common stock, net of issuance costs	-	287
Common stock repurchase	-	(72)
Proceeds from sale of treasury stock	-	591
Payment of withholding tax on option exercise	-	(538)
Convertible notes refinancing costs to the lender	-	(237)
Net cash provided by financing activities	9,907	34
Net change in cash, cash equivalents and restricted cash	(32,724)	(22,180)
Cash, cash equivalents and restricted cash at beginning of period	298,666	186,908
Cash, cash equivalents and restricted cash at end of period	$265,942	$164,728

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$1,272	$3,958
Accrued purchases of internal use software	$122	$122
Unrealized (loss) gain on investments	$(39)	$209
Conversion of convertible notes into common stock	$35,544	$-
Finance lease right of use asset and lease liability	$-	$20,179
Reclassification of construction in process (from) to finance right of use asset	$(5)	$26,465
Supplemental cash flow information:
Cash paid for interest	$1,347	$1,495

The accompanying notes are an integral part of these consolidated financial statements.

Index

ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
( $ in thousands, except share and per share data)
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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $397.5 million as of June 30, 2021. As of June 30, 2021, the Company had $426.8 million of cash, cash equivalents and investments. During the year ended December 31, 2020, the Company received net proceeds of $280.8 million from a public offering of 5,339,286 shares of common stock. The Company expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.  In April 2021, the Company called for the redemption of the remaining $38.4 million principal balance of its  6.25%, 2022 Convertible Senior Notes due 2022 which were converted into common stock (see Note 7). On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into common stock.  As of August 2, 2021, none of the 2021 Convertible Notes or 2022 Convertible Notes were outstanding.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“2020 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 and any other interim periods or any future year or period.

Index
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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts.

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

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$264,608	$297,098
Restricted cash	1,334	1,568
	$265,942	$298,666

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2020 Form 10-K, except as noted below.

NYS Life Sciences Research and Development Tax Credit

New York State allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against their New York State Tax return for certain expenditures incurred in New York State, including applicable R&D related expenditures. The credit is recognized as research and development incentives when the eligibility and amount has been approved by New York State. During the three and six months ended June 30, 2021, the Company recorded research and development incentive income of $0 and $0.5 million, respectively. During the three and six months ended June 30, 2020, the Company recorded research and development incentive income of $0.

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

There were no other recent accounting pronouncements that impacted the Company or are expected to have a significant effect on the consolidated financial statements.

Index
4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$221,680	$-	$-	$221,680
	221,680	-	-	221,680

Investments:
United States Treasury securities	74,468	-	-	74,468
Corporate Bonds	-	72,435	-	72,435
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,319	-	9,319
	74,468	87,754	-	162,222

	$296,148	$87,754	$-	$383,902

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$193,312	$-	$-	$193,312
United States Treasury securities	62,497	-	-	62,497
Corporate Bonds	-	501	-	501
Agency Bonds	-	8,015	-	8,015
	255,809	8,516	-	264,325

Investments:
United States Treasury securities	112,328	-	-	112,328
Corporate Bonds	-	63,710	-	63,710
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	3,583	-	3,583
	112,328	73,293	-	185,621

	$368,137	$81,809	$-	$449,946

The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its Corporate, Municipal and Agency Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The fair value of the 2021 Convertible Notes and 2022 Convertible Notes as of June 30, 2021 was $7.5 million and $0, respectively (see Note 7).

The fair value of the 2021 Convertible Notes and 2022 Convertible Notes as of December 31, 2020 was $9.5 million and $65.6 million, respectively (see Note 7).

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Laboratory equipment	$10,401	$7,807
Machinery and equipment	10,012	9,933
Computer equipment	218	218
Furniture and fixtures	1,914	1,880
Leasehold improvements	39	29
Internal use software	1,832	1,385
	24,416	21,252
Less: accumulated depreciation and amortization	(3,427)	(2,046)
	$20,989	$19,206

During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.4 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million of depreciation and amortization expense, respectively.

Index

6.	Accounts Payable and Accrued Expenses

At June 30, 2021 and December 31, 2020, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Research and development	$11,251	$14,962
Property and equipment	1,272	1,456
Employee compensation	3,115	4,875
Accrued interest	123	1,122
Government grant payable	597	590
Professional fees	735	1,332
Internal use software	122	300
Other	669	835
	$17,884	$25,472

7.	Convertibles Notes

2021 Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate original principal amount of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and were scheduled to mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes were unsecured and accrue interest at a rate of 5.75% per annum and interest is payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) had the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share. The Conversion Rate was subject to adjustment from time to time upon the occurrence of certain events, including the issuance of stock dividends and payment of cash dividends.

The 2021 Convertible Notes are considered a hybrid financial instrument consisting of a fixed interest rate “host” and various embedded features that required evaluation as potential embedded derivatives under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Based on the nature of the host instrument and the embedded features, management concluded that none of the conversion, put and redemption features required bifurcation and separate accounting from the host instrument. The Company determined that the Additional Interest was an embedded derivative that contains non-credit related events of default. As a result, the Additional Interest feature required bifurcation and separate accounting under ASC 815. Based on the amount of Additional Interest that would be owed and the likelihood of occurrence, the Company estimated the fair value of the Additional Interest feature to be insignificant upon issuance and as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the stated interest rate was 5.75%, and the effective interest rate was 15.3%.

On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares. As of August 2, 2021, none of the 2021 Convertible Notes were outstanding.

2022 Convertible Notes

On February 20, 2020, and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, the Company repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $71,670 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

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

Index
The conversion rate for the 2022 Convertible Notes was initially 31.1876 shares of the Company’s common stock per 1.00 principal amount of 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $32.06 per share of common stock and was subject to adjustment under the terms of the 2022 Convertible Notes. The Company may have redeemed for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock was equal to or greater than 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provided written notice of redemption. The 2022 Convertible Notes Indenture contained customary terms and covenants and events of default.

In December 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes was converted into 298,562 shares of the Company’s common stock.

On April 26, 2021, the Company called for the redemption of the remaining $38.4 million principal balance of the 2022 Convertible Notes as the Company’s stock price traded above the Conversion Rate for at least 20 trading days during a 30-day consecutive trading period. On April 26, 2021, the Company redeemed in full the 2022 Convertible Notes prior to the redemption date.  Holders of approximately $38.4 remaining million principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the Exchange Agreements into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. In accordance with ASC 470-Debt, the settlement of the 2022 Convertible Notes is accounted for as a conversion since the 2022 Convertible Notes did not include a beneficial conversion feature and the carrying amount of the 2022 Convertible Notes, including any unamortized premium or discount, was credited to additional paid in capital upon conversion to reflect the common stock issued and no gain or loss is recognized.  The principal amount of $38.4 million and any unamortized discount was recorded to additional paid in capital upon redemption.

The table below summarizes the carrying value of the 2021 Convertible Notes as of June 30, 2021 and December 31, 2020:

	2021 Notes
	June 30, 2021	December 31, 2020
Principal amount	$5,150	$5,150
Discount	(48)	(275)
Carrying value	$5,102	$4,875

Accretion of the 2021 Convertible Notes discount was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Accretion of the 2021 Convertible Notes discount was $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Accretion of the 2022 Convertible Notes discount was $0 and $0.5 million for the three and six months ended June 30, 2021, respectively. Accretion of the 2022 Convertible Notes discount was $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

8.	Stock Based Compensation

Stock Option Valuation

Index
The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2021	2020

Risk-free interest rate	0.74%	1.27%
Expected term (in years)	5.84	5.84
Expected volatility	69.19%	77.39%
Expected dividend yield	0.00%	0.00%
Exercise price	$57.18	$21.56
Fair value of common stock	$57.18	$21.56

The following table summarizes stock option activity for the six months ended June 30, 2021 under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079
Granted	1,243,509	57.18	9.32
Exercised	(1,125,270)	8.76		53,345
Cancelled	(128,473)	34.15
Outstanding as of June 30, 2021	11,040,697	$14.27	6.40	$346,476

Options vested and exercisable as of June 30, 2021	8,127,520	$6.27	5.43	$308,590
Options unvested as of June 30, 2021	2,913,177	$36.57	9.11

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 was $34.64 and $14.29, respectively.

The total fair value of options vested during the six months ended June 30, 2021 and 2020 was $13.2 million and $30.0 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options	$7,215	$4,489	$15,041	$8,450
Restricted stock units	96	-	170	-
Total share based compensation expense	$7,311	$4,489	$15,211	$8,450

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$3,148	$1,679	$6,064	$3,414
General and administrative	4,163	2,810	9,147	5,036
Total share based compensation expense	$7,311	$4,489	$15,211	$8,450

Restricted Stock Units (“RSU”)

The following table summarizes the Company's RSU activity for the six months ended June 30, 2021:
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	20,000	$25.06
Granted	3,500	62.32
Unvested as of June 30, 2021	23,500	30.61

As of June 30, 2021, the Company had an aggregate of $57.0 million of unrecognized stock-based compensation expense related to both stock options and Restricted Stock Unit grants, which is expected to be recognized over the weighted average period of  1.97 years.

9.	Warrants

As of June 30, 2021 and December 31, 2020, the Company had warrants outstanding convertible into 7,051 and 603,386 shares of common stock at exercise price of $24.82 and $57.11 per share, respectively, which warrants will expire on June 28, 2023 and December 21, 2030, respectively.

Index

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(34,525)	$(25,040)	$(74,704)	$(49,704)
Denominator:
Weighted-average common shares outstanding - basic and diluted	63,061,232	55,158,459	62,321,926	55,020,789

Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.45)	$(1.20)	$(0.90)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2021	2020
Shares issuable upon conversion of the 2021 Convertible Notes	160,536	160,536
Shares issuable upon conversion of the 2022 Convertible Notes	-	1,460,412
Warrants exercisable for common shares	610,437	14,102
Restricted stock units exercisable for common shares	23,500	-
Options to purchase common shares	11,040,697	10,776,813
	11,835,170	12,411,863

11.	Commitments and Contingencies

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement in March 2020, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020. During the six months ended June 30, 2021, the Company reclassified an additional $0.1 million bringing the aggregate reclassification to $32.2 million of construction costs in progress as part of the right of use asset.

Interest associated with the financing lease was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. Interest associated with the financing lease was $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively. This is recorded as interest expense on the consolidated statements of operations.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement and remeasured the lease liability and adjusted the operating lease right of use asset by $1.1 million.

Index
The Company has a certificate of deposit of $0.8 million and $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Rental income received under the same agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Rental income is netted against rent expense in the consolidated statement of operations.

Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. Rent expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

The total restricted cash balance for the Company’s operating and finance leases at June 30, 2021 and December 31, 2020 was $1.0 million and $1.1 million, respectively.

Lease cost	June 30, 2021
Operating lease cost	$275
Finance lease cost
Amortization of right of use assets	1,071
Interest on lease liablities	920
Total lease cost	$2,266

The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of June 30, 2021:

Maturity of operating lease liabilities	June 30, 2021
2021	$428
2022	860
2023	488
2024	207
Total lease payments	$1,983
Less: interest	(95)
Total operating lease liabilities	$1,888

Maturity of finance lease liability	June 30, 2021
2021	$827
2022	1,689
2023	1,736
2024	1,791
2025	1,856
Thereafter	46,913
Total lease payments	$54,812
Less: interest	(34,076)
Total finance lease liability	$20,736

Index
Leases	June 30, 2021

Operating right-of-use assets	$1,628

Operating current lease liabilities	792
Operating noncurrent lease liabilities	1,096
Total operating lease liabilities	$1,888

Finance right-of-use assets	$49,507
Finance current lease liability	1,666
Finance noncurrent lease liability	19,070
Total finance lease liability	$20,736

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225
Cash flows from finance lease	$816
Weighted-average remaining lease term - operating leases	2.5 years
Weighted-average remaining lease term - finance lease	23.2 years
Weighted-average discount rate - operating leases	4.75%
Weighted-average discount rate - finance lease	8.96%

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

Index
IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO. The Company received a $1.0 million pursuant to the grant on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million as of December 31, 2020.  The Company recorded a reduction of research and development expense of $0.1 million for the three and six months ended June 30, 2021.

14.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27.5 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $55 and $27.5 during the three and six months ended June 30, 2021 and 2020, relating to services provided under this agreement.

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

In December 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company. The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party. In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of common stock. Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license. There were no warrants issued for the six months ended June 30, 2021.

15.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively. The Company’s matching contribution for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.

16.	Subsequent Events

On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 common shares. As of August 2, 2021, none of the 2021 Convertible Notes were outstanding.

On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to a related party for business development and asset identification consulting services.

Index

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

Recent Developments

On April 26, 2021, we redeemed in full our 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 million remaining principal amount of the 2022 Convertible Notes converted such notes into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. As of June 30, 2021, none of the 2022 Convertible Notes were outstanding.

On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares.  As of August 2, 2021, none of the 2021 Convertible Notes were outstanding.

On May 10, 2021, we announced that the RP-A501 Danon Disease program was placed on clinical hold by the FDA. No new drug-related safety events have been observed in the low- or high-dose adult cohorts of the Phase 1 trial. The FDA requested that we pause patient dosing and modify the protocol and other supporting documents with revised guidelines for patient selection and management. All follow-up study activities will continue. We have continued our dialogue with the FDA to ensure safety measures are updated and harmonized adequately across all protocol-related documents We believe we may be able to resume the trial in the third quarter of 2021.  We anticipate reporting updated clinical data results in the fourth quarter of 2021.

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

Index

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

AAV Program:

Danon Disease:

Danon disease is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Danon disease is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other Danon disease symptoms can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of Danon disease. RP-A501 is in clinical trials as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

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

As of June 30, 2021, we have treated five patients in the RP-A501 Phase 1 clinical trial and completed the first cohort of the study evaluating an initial low-dose in male patients aged 15 or greater. The preliminary data announced in December 2020 for the low dose cohort included safety and clinical activity results from the three patients treated with the low dose of 6.7×1013 genome copies (gc)/kilogram (kg) and early safety information from the two patients treated with the higher dose of 1.1×1014 gc/kg as of the cutoff date of November 2020.

In the three patients treated in the low dose cohort, RP-A501 showed manageable safety results. No unexpected and serious drug product-related adverse events or severe adverse events were observed in this low dose cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post treatment. Elevation in transaminases was observed in all three low-dose patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in these three patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events.

At the higher dose administered (1.1×1014 gc/kg), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501. One of the two treated patients, who received the higher absolute AAV9 dose and had some degree of pre-existing anti-AAV9 immunity, experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This thrombotic microangiopathy (“TMA”) event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (“SUSAR”)) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient regained normal kidney function within three weeks.

From the perspective of gene expression results, all three low dose patients demonstrated evidence of cardiac LAMP2B expression by Western blot and/or immunohistochemistry. In two of the three patients in the low dose cohort who had closely monitored compliance with the immunosuppressive regimen, high levels of cardiac LAMP2B expression were observed along with clinical biomarker improvements. In cardiac biopsies of the low dose patients, LAMP2B gene expression was observed in 67.8% of cells compared to normal as determined by immunohistochemistry at 12 months in one patient, and at 92.4% of cells compared to normal at month 9 in the other patient. In this latter patient, Western blot assessment showed 61% of normal LAMP2B protein expression at month 9.  The 12-month Western blot data was still pending for all three patients as of the data cutoff.

Index

At least two of the three low dose patients demonstrated key clinical biomarker improvements consistent with improved cardiac function. Notably, photographic evidence for all three patients showed improvements (i.e., decrease) in autophagic vacuoles, a hallmark of Danon disease pathology, as assessed by electron microscopy of cardiac tissue via endomyocardial biopsy. Additionally, two of the three low dose patients with closely monitored immunosuppressive regimen compliance demonstrated improvement in cardiac output and brain natriuretic peptide (“BNP”) and also upgraded from Class II to I in the New York Heart Association Functional Classification, which is the most commonly used heart failure classification system. Class II is where a patient exhibits a slight limitation of physical activity, are comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. In these two patients, we also observed substantial improvement of a key marker of heart failure, BNP, which decreased from a pretreatment baseline by 75 percent in one patient and 79 percent in the other as well as improvement in cardiac output by 35 percent in one patient and 62 percent in the other as measured by invasive hemodynamics. The third patient has demonstrated stabilization of NYHA class and BNP.

As disclosed in December 2020, one patient in the high dose cohort, who was the heaviest treated to date and had highly advanced disease developed complement-mediated TMA which resolved fully with transient hemodialysis (this event was later reclassified as a SUSAR). This patient continued to have progressive disease considered unrelated to gene therapy by the trial investigator as well as his transplant cardiologist and successfully received a heart transplant. The patient is currently doing well clinically and reports resolution of his baseline myopathy that was present prior to treatment. Analysis of the explanted heart demonstrated fibrosis that was consistent with end-stage Danon disease. Of note, this patient had advanced features of heart failure upon treatment; the updated trial protocol will exclude enrollment of Danon patients with end-stage disease. Data collection from this patient and the other high dose patient is ongoing with full presentation of the data from the high dose as well as low dose level expected to be presented in the fourth quarter.

Given the activity observed in the low dose cohort and to mitigate TMA and associated safety concerns observed in the high dose cohort, in agreement with the FDA, we will focus on the low dose moving forward (6.7e13) and will no longer administer the higher doses (1.1e14 or higher) in this trial. All follow-up study activities will continue, and additional safety measures have been implemented and will be reflected in the updated trial protocol once finalized with the FDA.  We are working closely with the FDA and will provide an update when available.

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

In May 2021, we presented positive clinical data at the 24th Annual Meeting of the American Society of Gene and Cell Therapy
(“ASGCT”). The preliminary results from the Phase 1/2 trials presented in a poster at ASGCT are from nine pediatric patients showed increasing evidence of engraftment in at least six of the nine patients, including two patients with at least 15-months of follow-up and four patients with at least 6-months of follow-up. RP-L102 demonstrated a highly favorable safety profile with all subjects being treated without conditioning and with no sign of dysplasia. One patient experienced a Grade 2 transient infusion-related reaction.

We expect to report longer-term follow up on these patients in the fourth quarter of 2021.

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

Index

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

In April 2021, we presented positive clinical updates from RP-L201 at the Clinical Immunology Society (CIS) Annual Meeting. The Phase 1/2 data presented in a poster at CIS 2021 are from four pediatric patients with severe LAD-I. RP-L201 was well tolerated with no safety issues reported with treatment or post-treatment. All four patients achieved hematopoietic reconstitution within 5-weeks and demonstrated CD18 expression substantially exceeding the 4-10% threshold associated with survival into adulthood. The first patient with 18-months follow up demonstrated durable CD18 expression of ~40%, peripheral blood vector copy number (VCN) levels of 1.2 at 12-months post-treatment and resolution of skin lesions with no new lesions. The second patient with 9-months of follow up demonstrated CD18 expression of ~28% and peripheral blood VCN levels of 0.75 at 6-months post-treatment with kinetics consistent with those of the first patient. The third and fourth patients demonstrated high CD18 expression of ~70% and ~51%, respectively at 3-months post treatment, and peripheral blood VCN kinetics consistent with those of the first two patients.

The LAD-I program received Regenerative Medicine Advanced Therapy designation from the FDA and Priority Medicines designation from the European Medicines Agency (“EMA”), completing the full complement of all U.S. and EU accelerated regulatory designations for the program.

In May 2021, we presented clinical data at the 24th Annual Meeting of ASGCT. The phase 1/2 data presented in an oral presentation at ASGCT are from four pediatric patients with severe LAD-I. RP-L201 showed preliminary efficacy in all four patients, including one patient with 18-months of follow-up and one patient with 9-months of follow-up. All four patients demonstrated CD18 expression substantially exceeding the 4-10% threshold associated with survival into adulthood and consistent with the reversal of severe LAD-I phenotype. Most importantly, all four patients were able to leave the hospital in the weeks following RP-L201 therapy and all have been at home without any serious or severe infections following hospital discharge. RP-L201 was well tolerated with no safety issues reported with treatment or post-treatment.

We expect to announce initial Phase 2 data for our LAD-I program in the fourth quarter of 2021.

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

Index

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

In March 2021, we announced updated positive preliminary clinical data from Phase 1 trial of RP-L301 for the treatment of PKD. The updated preliminary Phase 1 RP-L301 data were from two patients that showed sustained safety and tolerability 6- and 3-months after treatment, respectively. The two patients demonstrated durable normalization of hemoglobin levels from an average baseline of ~7.4 to 13.9 g/dL at 6-months post treatment in the first patient and from a baseline of ~7.0 g/dL to 13.8 g/dL at 3-months post treatment in the second patient. Respectively, the two patients demonstrated significant improvements in bilirubin 6- and 3-months after treatment, which had been substantially elevated prior to study enrollment.

In May 2021, we presented positive clinical data at the 24th Annual Meeting of ASGCT. Updated preliminary Phase 1 data presented in an oral presentation at ASGCT were from two patients with significant anemia and transfusion requirements that showed sustained safety and tolerability. Preliminary efficacy, measured by peripheral blood VCN levels, was evident in both patients during the initial 9-months and 3-months post-treatment, respectively. The two patients demonstrated durable normalization of hemoglobin levels, from an average baseline of ~7.4 grams (g)/deciliter (dL) to 13.1 g/dL at 9-months post treatment in the first patient and from a baseline of ~7.0 g/dL to 14.4 g/dL at 6-months post treatment in the second patient. The second cohort of this study will enroll older pediatric patients and is expected to be initiated in the second half of 2021.

The Phase 1 trial continues to enroll patients with longer-term data on track for the fourth quarter.

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

IMO represents the autosomal recessive, severe variants of a group of disorders characterized by increased bone density and bone mass secondary to impaired bone resorption. IMO typically presents in the first year of life and is associated with severe bone and hematologic manifestations leading to death within the first decade of life in the absence of allogeneic HSCT, although HSCT results have been limited to-date and notable for frequent graft failure, GVHD and other severe complications including pneumonitis and pulmonary hypertension.

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

A clinical trial for RP-L401 was initiated in the fourth quarter of 2020.

Index

The first patient treated with RP-L401 received investigational therapy during the second quarter of 2021. This was a 6-year-old child with severe IMO-related anemia and bone abnormalities. Although a drug product was successfully manufactured and infused without immediate complications, this patient died during the initial weeks after therapy of pulmonary complications, most likely pulmonary hemorrhage related to thrombocytopenia following conditioning therapy, and also related to underlying osteopetrosis. Corroborated by autopsy findings, this patient death was not considered to be RP-L401 related by the study investigators. Importantly, pulmonary hemorrhage is a rare but documented complication of HSCT, and pulmonary complications (including life threatening and fatal complications) have been observed to occur with high frequency in osteopetrosis patients undergoing allogenic HSCT procedures. Nonetheless in accordance with protocol-stipulated stopping rules, we have paused enrollment pending a comprehensive evaluation in collaboration with the Independent Data Monitoring Committee.

We expect to report clinical updates for our IMO program in the fourth quarter of 2021.

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

Financial Overview

Since our inception, we have devoted substantially all our resources to organizing and staffing, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. From inception through June 30, 2021, we received net cash proceeds of approximately $654.1 million from investors through both equity and convertible debt financing to fund operating activities. As of June 30, 2021, we had cash, cash equivalents and investments of $426.8 million.

Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $74.7 million for the six months ended June 30, 2021, and $139.7 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $397.5 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs as a public company having transitioned out of emerging growth company status. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Index

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

We recognize external development costs based on contractual payment schedules aligned with program activities, invoices for work incurred, and milestones which correspond with costs incurred by third parties. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses.

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

Index

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

Interest Expense

Interest expense as of June 30, 2021, is related to the 2021 Convertible Notes, which were converted into common stock on August 2, 2021, the 2022 Convertible Notes, which were redeemed and converted into common stock in April 2021, as well as the financing lease obligation for our Cranbury, NJ facility.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of operations for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$24,798	$16,731	$8,067
General and administrative	9,250	6,828	2,422
Total operating expenses	34,048	23,559	10,489
Loss from operations	(34,048)	(23,559)	(10,489)
Interest expense	(251)	(1,786)	1,535
Interest and other income net	501	429	72
Amortization of premium on investments - net	(727)	(124)	(603)
Total other expense, net	(477)	(1,481)	1,004
Net loss	$(34,525)	$(25,040)	$(9,485)

Research and Development Expenses

R&D expenses increased $8.1 million to $24.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to increases in compensation and benefits of $1.6 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $1.7 million, an increase in manufacturing and development costs of $2.8 million, an increase in depreciation of $0.5 million, an increase in lab supplies and office expense of $0.5 million, an increase in research agreements for $0.5 million, and an increase in clinical trial expenses of $0.5 million.

General and Administrative Expenses

G&A expenses increased $2.4 million to $9.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $1.1 million, an increase in compensation and benefits of $0.6 million due to increased G&A headcount, and an increase in office and administrative costs of $0.6 million.

Index

Other Expense, Net

Other expense, net was $0.5 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. The change was primarily due to interest expense associated with the 2022 Convertible Notes which were redeemed in April 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of operations for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$53,340	$33,687	$19,653
General and administrative	19,930	13,990	5,940
Total operating expenses	73,270	47,677	25,593
Loss from operations	(73,270)	(47,677)	(25,593)
Research and development incentives	500	-	500
Interest expense	(1,980)	(3,360)	1,380
Interest and other income net	1,412	1,395	17
Amortization of premium on investments - net	(1,366)	(62)	(1,304)
Total other expense, net	(1,434)	(2,027)	593
Net loss	$(74,704)	$(49,704)	$(25,000)

Research and Development Expenses

R&D expenses increased $19.7 million to $53.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to increases in compensation and benefits of $3.5 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $2.9 million, an increase in manufacturing and development costs of $8.5 million, an increase in lab supplies and office expense of $1.3 million, an increase in depreciation and amortization of $1.5 million, an increase in research agreements of $0.2 million, an increase in building supplies and consumables related to the Cranbury, NJ facility for $0.3 million, and an increase in clinical trial expenses of $1.1 million.

General and Administrative Expenses

G&A expenses increased $6.0 million to $19.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $3.9 million, an increase in compensation and benefits of $1.4 million due to increased G&A headcount, an increase in office and administrative costs of $1.6 million, an increase in accounting and consulting expenses of $0.7 million offset by a decrease in debt conversion expense recorded for the six months ended June 30, 2020 of $2.0 million due to the refinancing of the 2021 Convertible Notes in February 2020.

Other Expense, Net

Other expense, net was $1.4 million for the six months ended June 30, 2021 compared to $2.0 million for the six months ended June 30, 2020. The change was primarily due to interest expense associated with the 2022 Notes that were redeemed in April 2021 as well as a decrease of $1.3 million in accretion income related to our investments, due to lower interest rates.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(62,809)	$(44,278)
Cash provided by investing activities	20,178	22,064
Cash provided provided by financing activities	9,907	34
Net change in cash, cash equivalents and restricted cash	$(32,724)	$(22,180)

Operating Activities

During the six months ended June 30, 2021, operating activities used $62.8 million of cash, primarily resulting from our net loss of $74.7 million offset by net non-cash charges of $18.6 million, including non-cash stock-based compensation expense of $15.2 million and depreciation of $1.4 million. Changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted of an decrease in accounts payable and accrued expenses for $9.0 million and an increase in our prepaid expenses of $1.0 million.

Index

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

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $20.2 million, consisting of proceeds of $180.6 million from the maturities of investments, offset by purchases of investments of $158.6 million, and purchases of property and equipment of $1.8 million.

During the six months ended June 30, 2020, net cash provided by investing activities was $22.1 million, consisting of proceeds of $88.7 million from the maturities of investments, offset by purchases of investments of $56.4 million, purchases of property and equipment of $7.1 million, payments made to acquire a right of use asset of $2.7 million, and purchases of internal use software of $0.4 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $9.9 million, consisting of issuance of common stock, pursuant to exercises of stock options.

During the six months ended June 30, 2020, there was a net zero movement on net cash provided by financing activities.

Funding Requirements

We expect expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities, and initiate additional clinical trials and manufacturing of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company having transitioned from being an emerging growth company. Our expenses will also increase as we:

•	leverage our programs to advance other product candidates into preclinical and clinical development;
•	seek regulatory agreements to initiate clinical trials in Europe, the U.S. and ROW;
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

As of June 30, 2021, we had cash, cash equivalents and investments of $426.8 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023.

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

Index

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $426.8 million at June 30, 2021, consisting primarily of funds in a money market account, corporate and municipal bonds and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bore interest at a fixed rate and therefore a change in interest rates would not have impacted the amount of interest we would have had to pay on this indebtedness, while it was outstanding.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Index

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 9, 2021	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2021	By:	/s/ Carlos Garcia-Parada
Carlos Garcia-Parada
Chief Financial Officer
(Principal Financial Officer)