Form 10-Q
period 2021-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2021-11-05
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 64,442,601 shares of common stock, $0.01 par value per share, outstanding.

Index
Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Form 10-Q) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$245,644	$297,098
Investments	175,815	185,621
Prepaid expenses and other current assets	3,610	4,626
Total current assets	425,069	487,345
Property and equipment, net	22,090	19,206
Goodwill	30,815	30,815
Restricted cash	1,334	1,568
Deposits	455	455
Operating lease right-of-use assets	1,467	914
Finance lease right-of-use asset	49,011	50,521
Total assets	$530,241	$590,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$22,008	$25,472
Convertible notes, net of unamortized discount, current	-	4,875
Operating lease liabilities, current	804	626
Finance lease liability, current	1,677	1,644
Total current liabilities	24,489	32,617
Convertible notes, net of unamortized discount, non-current	-	35,066
Operating lease liabilities, non-current	891	498
Finance lease liability, non-current	19,109	18,988
Other liabilities	94	136
Total liabilities	44,583	87,305
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 64,442,601 and 60,996,367 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	644	610
Additional paid-in capital	932,776	825,794
Accumulated other comprehensive loss	(97)	(42)
Accumulated deficit	(447,665)	(322,843)
Total stockholders' equity	485,658	503,519
Total liabilities and stockholders' equity	$530,241	$590,824

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	39,975	21,657	93,315	55,345
General and administrative	9,671	5,730	29,600	19,720
Total operating expenses	49,646	27,387	122,915	75,065
Loss from operations	(49,646)	(27,387)	(122,915)	(75,065)
Research and development incentives	-	-	500	-
Interest expense	(534)	(1,967)	(2,514)	(5,326)
Interest and other income - net	806	518	2,218	1,913
Amortization of premium on investments - net	(744)	(244)	(2,111)	(306)
Net loss	$(50,118)	$(29,080)	$(124,822)	$(78,784)
Net loss per share attributable to common stockholders - basic and diluted	$(0.79)	$(0.53)	$(1.99)	$(1.43)
Weighted-average common shares outstanding - basic and diluted	63,825,429	55,188,956	62,828,601	55,077,254

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(50,118)	$(29,080)	$(124,822)	$(78,784)
Other comprehensive loss
Net unrealized (loss) gain on investments	(16)	(160)	(55)	49
Total comprehensive loss	$(50,134)	$(29,240)	$(124,877)	$(78,735)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2021 and 2020
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	60,996,367	$610	$-	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	-	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	-	(33)	-	(33)
Share-based compensation	-	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	619	-	842,477	(75)	(363,022)	479,999
Issuance of common stock pursuant to exercise of stock options	133,838	2	-	1,113	-	-	1,115
Issuance of common stock pursuant to conversion of notes	1,326,432	13	-	35,530	-	-	35,543
Unrealized comprehensive loss on investments	-	-	-	-	(6)	-	(6)
Share-based compensation	-	-	-	7,311	-	-	7,311
Net loss	-	-	-	-	-	(34,525)	(34,525)
Balance at June 30, 2021	63,448,069	634	-	886,431	(81)	(397,547)	489,437
Issuance of common stock pursuant to exercise of stock options	21,402	-	-	284	-	-	284
Issuance of common stock pursuant to conversion of notes	160,614	2	-	5,148	-	-	5,150
Issuance of common stock, net of issuance costs	812,516	8	-	26,346	-	-	26,354
Warrant issuance	-	-	-	7,578	-	-	7,578
Unrealized comprehensive loss on investments	-	-	-	-	(16)	-	(16)
Share-based compensation	-	-	-	6,989	-	-	6,989
Net loss	-	-	-	-	-	(50,118)	(50,118)
Balance at September 30, 2021	64,442,601	$644	$-	$932,776	$(97)	$(447,665)	$485,658

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock pursuant to exercise of stock options	386,974	4	-	(4)	-	-	-
Share repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	53	-	-	-	53
Issuance of treasury stock pursuant to exercise of stock options	-	-	(429)	-	-	-	(429)
Unrealized comprehensive loss on investments	-	-	-	-	(95)	-	(95)
Share-based compensation	-	-	-	3,961	-	-	3,961
Net loss	-	-	-	-	-	(24,664)	(24,664)
Balance at March 31, 2020	55,157,035	552	(429)	493,810	(75)	(207,807)	286,051
Issuance of common stock pursuant to exercise of stock options	12,968	-	-	290	-	-	290
Sale of treasury stock	-	-	538	-	-	-	538
Issuance of treasury stock pursuant to exercise of stock options	-	-	(109)	-	-	-	(109)
Unrealized comprehensive gain on investments	-	-	-	-	304	-	304
Share-based compensation	-	-	-	4,489	-	-	4,489
Net loss	-	-	-	-	-	(25,040)	(25,040)
Balance at June 30, 2020	55,170,003	552	-	498,589	229	(232,847)	266,523
Issuance of common stock pursuant to exercise of stock options	34,124	-	-	587	-	-	587
Issuance of treasury stock pursuant to exercise of stock options	-	-	(76)	-	-	-	(76)
Unrealized comprehensive loss on investments	-	-	-	-	(160)	-	(160)
Share-based compensation	-	-	-	4,047	-	-	4,047
Net loss	-	-	-	-	-	(29,080)	(29,080)
Balance at September 30, 2020	55,204,127	$552	$(76)	$503,223	$69	$(261,927)	$241,841

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(124,822)	$(78,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	752	2,085
Depreciation and amortization expense	2,188	515
Write down of property and equipment	-	62
Stock-based compensation	22,200	12,497
Accretion of discount on investments, net	2,089	306
Expense in connection with warrant issuance	7,578	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,016	(1,415)
Accounts payable and accrued expenses	(2,842)	1,752
Operating lease liabilities	17	(114)
Finance lease liability	1,644	1,565
Other long term liabilities	(42)	-
Net cash used in operating activities	(90,222)	(61,531)
Investing activities:
Purchases of investments	(226,484)	(132,101)
Proceeds from maturities of investments	234,146	104,111
Payments made to acquire right of use asset	(18)	(6,539)
Purchases of property and equipment	(4,907)	(6,954)
Purchases of internal use software	(748)	(646)
Net cash provided by (used in) investing activities	1,989	(42,129)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	10,191	874
Issuance of common stock, net of issuance costs	26,354	-
Common stock repurchase	-	(72)
Proceeds from sale of treasury stock	-	591
Proceeds from exercise of options	-	4
Payment of withholding tax on option exercises	-	(614)
Convertible notes refinancing costs to the lender	-	(237)
Net cash provided by financing activities	36,545	546
Net change in cash, cash equivalents and restricted cash	(51,688)	(103,114)
Cash, cash equivalents and restricted cash at beginning of period	298,666	186,908
Cash, cash equivalents and restricted cash at end of period	$246,978	$83,794

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$1,106	$5,627
Accrued purchases of internal use software	$26	$100
Unrealized (loss) gain on investments	$(55)	$49
Conversion of 2021 and 2022 convertible notes into common stock	$(40,693)	$-
Finance lease right of use asset and lease liability	$-	$20,179
Reclassification of construction in process to finance right of use asset	$39	$26,465
Supplemental cash flow information:
Cash paid for interest	$148	$2,960

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $447.7 million as of September 30, 2021. As of September 30, 2021, the Company had $421.5 million of cash, cash equivalents and investments. In August 2021, the Company issued and sold 812,516 shares of its common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million in a private placement transaction to a fund affiliated with RTW Investments, LP, the Company’s largest shareholder (see Note 14).  The Company expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.

In April 2021, the Company called for the redemption of the remaining $38.4 million principal balance of its 6.25%, 2022 Convertible Senior Notes due 2022 which were converted into common stock. On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into common stock (see Note 7). As of September 30, 2021, none of the 2021 Convertible Notes or 2022 Convertible Notes were outstanding.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (“2020 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 and any other interim periods or any future year or period.

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

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$245,644	$297,098
Restricted cash	1,334	1,568
	$246,978	$298,666

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2020 Form 10-K, except as noted below.

NYS Life Sciences Research and Development Tax Credit

New York State allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against their New York State Tax return for certain expenditures incurred in New York State, including applicable R&D related expenditures. The credit is recognized as research and development incentives when the eligibility and amount has been approved by New York State. During the three and nine months ended September 30, 2021, the Company recorded research and development incentive income of $0 and $0.5 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded research and development incentive income of $0.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$180,084	$-	$-	$180,084
	180,084	-	-	180,084

Investments:
United States Treasury securities	67,686	-	-	67,686
Corporate Bonds	-	92,817	-	92,817
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,312	-	9,312
	67,686	108,129	-	175,815

	$247,770	$108,129	$-	$355,899

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market mutual funds	$193,312	$-	$-	$193,312
United States Treasury securities	62,497	-	-	62,497
Corporate Bonds	-	501	-	501
Agency Bonds	-	8,015	-	8,015
	255,809	8,516	-	264,325

Investments:
United States Treasury securities	112,328	-	-	112,328
Corporate Bonds	-	63,710	-	63,710
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	3,583	-	3,583
	112,328	73,293	-	185,621

	$368,137	$81,809	$-	$449,946

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

As of September 30, 2021, both the 2021 Convertible Notes and the 2022 Convertible Notes have been fully redeemed or converted.

The fair value of the 2021 Convertible Notes and 2022 Convertible Notes as of December 31, 2020 was $9.5 million and $65.6 million, respectively (see Note 7).

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Laboratory equipment	$12,120	$7,807
Machinery and equipment	10,065	9,933
Computer equipment	218	218
Furniture and fixtures	1,955	1,880
Leasehold improvements	106	29
Internal use software	1,860	1,385
	26,324	21,252
Less: accumulated depreciation and amortization	(4,234)	(2,046)
	$22,090	$19,206

During the three and nine months ended September 30, 2021, the Company recognized $0.8 million and $2.2 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.5 million of depreciation and amortization expense, respectively.

Index

6.	Accounts Payable and Accrued Expenses

At September 30, 2021 and December 31, 2020, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Research and development	$14,617	$14,962
Property and equipment	1,106	1,456
Employee compensation	3,815	4,875
Accrued interest	-	1,122
Government grant payable	597	590
Professional fees	1,196	1,332
Internal use software	26	300
Other	651	835
	$22,008	$25,472

7.	Convertible Notes

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

On August 2, 2021, holders of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares of the Company’s common stock which was credited to additional paid in capital upon conversion to reflect the common stock issued. As of September 30, 2021, none of the 2021 Convertible Notes were outstanding.

2022 Convertible Notes

On February 20, 2020, and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00, 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, the Company repurchased 3,000 shares of its common stock that have been retired for an aggregate amount of $71,670 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

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

On April 26, 2021, the Company called for the redemption of the remaining $38.4 million principal amount of the 2022 Convertible Notes as the Company’s stock price traded above the Conversion Rate for at least 20 trading days during a 30-day consecutive trading period. On April 26, 2021, the Company redeemed in full the 2022 Convertible Notes prior to the redemption date.  Holders of approximately $38.4 remaining million principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the Exchange Agreements into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. In accordance with ASC 470-Debt, the settlement of the 2022 Convertible Notes is accounted for as a conversion since the 2022 Convertible Notes did not include a beneficial conversion feature and the carrying amount of the 2022 Convertible Notes, including any unamortized premium or discount, was credited to additional paid in capital upon conversion to reflect the common stock issued and no gain or loss is recognized. The principal amount of $38.4 million and any unamortized discount was recorded to additional paid in capital upon redemption.

Index
The table below summarizes the carrying value of the 2021 Convertible Notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal amount	$-	$5,150
Discount	-	(275)
Carrying value	$-	$4,875

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2021	2020

Risk-free interest rate	0.78%	1.07%
Expected term (in years)	5.84	5.83
Expected volatility	69.31%	76.74%
Expected dividend yield	0.00%	0.00%
Exercise price	$53.98	$21.97
Fair value of common stock	$53.98	$21.97

The following table summarizes stock option activity for the nine months ended September 30, 2021, under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079
Granted	1,506,009	53.98	8.96
Exercised	(1,146,672)	8.84		53,871
Cancelled	(302,026)	33.88
Outstanding as of September 30, 2021	11,108,242	$14.55	6.15	$203,781

Options vested and exercisable as of September 30, 2021	8,468,030	$6.88	5.25	$194,593,951
Options unvested as of September 30, 2021	2,640,212	$39.11	9.04

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $32.74 and $14.42, respectively.

The total fair value of options vested during the nine months ended September 30, 2021, and 2020 was $18.2 million and $12.7 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Stock options	$6,831	$4,047	$21,872	$12,497
Restricted stock units	158	-	328	-
Total share based compensation expense	$6,989	$4,047	$22,200	$12,497

Index
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$3,084	$1,780	$9,148	$5,194
General and administrative	3,905	2,267	13,052	7,303
Total share based compensation expense	$6,989	$4,047	$22,200	$12,497

In addition, on August 9, 2021, pursuant to a consulting agreement with a related party, the Company issued a warrant to purchase 301,291 shares of its common stock to such party for a non-cash research and development expense of $7.6 million (see Note 14- Related Party Transactions).

Restricted Stock Units (“RSU”)

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	20,000	$25.06
Granted	3,500	62.32
Unvested as of September 30, 2021	23,500	30.61

As of September 30, 2021, the Company had an aggregate of $52.6 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.92 years.

9.	Warrants

As of September 30, 2021, the Company had warrants outstanding convertible into 7,051, 603,386 and 301,291 shares of common stock at exercise prices of $24.82, $57.11 and $33.63 per share, respectively, which warrants will expire on June 28, 2023, December 21, 2030 and August 9, 2030, respectively (see Note 14). As of December 31, 2020, the Company had warrants outstanding convertible into 7,051 and 603,386 shares of common shares at an exercise price of $24.82 and $57.11, which expire on June 28, 2023 and December 21, 2021, respectively.

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss attributable to common stockholders	$(50,118)	$(29,080)	$(124,822)	$(78,784)
Denominator:
Weighted-average common shares outstanding - basic and diluted	63,825,429	55,188,956	62,828,601	55,077,254

Net loss per share attributable to common stockholders - basic and diluted	$(0.79)	$(0.53)	$(1.99)	$(1.43)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2021	2020
Shares issuable upon conversion of the 2021 Convertible Notes	-	160,536
Shares issuable upon conversion of the 2022 Convertible Notes	-	1,460,412
Warrants exercisable for common shares	911,728	14,102
Restricted stock units exercisable for common shares	23,500	-
Options to purchase common shares	11,108,242	10,922,678
	12,043,470	12,557,728

11.	Commitments and Contingencies

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

Index
Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (“cGMP”) manufacturing facilities to support the Company’s pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a 15-year term from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments and subject to annual base rent increases of 3%. The total commitment under the NJ Lease Agreement is estimated to be approximately $29.3 million over the 15-year term of the NJ Lease Agreement. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The Company determined the lease commencement date was reached on March 15, 2020 when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the consolidated balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement in March 2020, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right of use asset upon the lease commencement date of March 15, 2020. During the nine months ended September 30, 2021, the Company reclassified an additional $0.1 million bringing the aggregate reclassification to $32.1 million of construction costs in progress as part of the right of use asset.

Interest associated with the financing lease was $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. Interest associated with the financing lease was $0.5 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. This is recorded as interest expense on the consolidated statements of operations.

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

The Company has a certificate of deposit of $0.8 million and $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Rental income received under the same agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. Rental income is netted against rent expense in the consolidated statement of operations.

Rent expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. Rent expense was $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

The total restricted cash balance for the Company’s operating and finance leases at September 30, 2021 and December 31, 2020 was $1.0 million and $1.1 million, respectively.

Lease cost	September 30, 2021
Operating lease cost	$457
Finance lease cost
Amortization of right of use assets	1,605
Interest on lease liabilities	1,382
Total lease cost	$3,444

Index
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of September 30, 2021:

Maturity of operating lease liabilities	September 30, 2021
2021	$215
2022	860
2023	488
2024	207
Total lease payments	$1,770
Less: interest	(75)
Total operating lease liabilities	$1,695

Maturity of finance lease liability	September 30, 2021
2021	$416
2022	1,689
2023	1,736
2024	1,791
2025	1,856
Thereafter	46,912
Total lease payments	$54,400
Less: interest	(33,614)
Total finance lease liability	$20,786

Leases	September 30, 2021

Operating right-of-use assets	$1,467

Operating current lease liabilities	804
Operating noncurrent lease liabilities	891
Total operating lease liabilities	$1,695

Finance right-of-use assets	$49,011
Finance current lease liability	1,677
Finance noncurrent lease liability	19,109
Total finance lease liability	$20,786

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$439
Cash flows from finance lease	$1,227
Weighted-average remaining lease term - operating leases	2.3 years
Weighted-average remaining lease term - finance lease	22.9 years
Weighted-average discount rate - operating leases	4.67%
Weighted-average discount rate - finance lease	8.96%

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

Index
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

LAD-I CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase I/II patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million, based on eligible costs incurred under the grant. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of December 31, 2020, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.1 million. The Company received the $1.1 million milestone payment on January 4, 2021. As of March 31, 2021, the Company met the next CIRM milestone and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $1.0 million. The Company received the $1.0 million milestone payment on April 1, 2021. As of September 30, 2021 the Company did not meet the next milestone and no receivable has been recorded.

IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO. The Company received a $1.0 million pursuant to the grant on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million as of December 31, 2020.  The Company recorded a reduction of research and development expense of $0.1 million for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company did not meet the next milestone and no receivable has been recorded.

14.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $27.5 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $27.5 and $82.5 during the three and nine months ended September 30, 2021 and 2020, relating to services provided under this agreement.

In September 2021, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 20,000 shares of the Company’s common stock with a fair value of $0.4 million.

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services.  In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

On August 27, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a fund affiliated with RTW Investments, LP, the Company’s largest shareholder (the “Purchaser”), pursuant to which it agreed to sell and issue to the Purchaser, in a private placement (the “Private Placement”), 812,516 shares of the Company’s common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million to the Company before deducting estimated offering expenses payable by the Company. The Private Placement closed on August 31, 2021. In addition, concurrently with the execution of the Purchase Agreement, the Company entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed, following demand by the Purchaser, to file with the Securities and Exchange Commission a Registration Statement on Form S-3 covering the resale of shares of common stock held by the Purchaser as promptly as reasonably practicable following such demand, and in any event within 60 days of such demand.

In December 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company. The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party. In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of common stock. Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license. On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to the same related party for business development and asset identification consulting services. The Company recorded a non-cash R&D expense of $7.6 million during the three and nine months ended September 30, 2021 related to the issuance of the warrant.

Index
The fair value of the warrant was calculated using the Black-Scholes fair value pricing model with the following inputs:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Risk-free interest rate	1.33%	0.95%
Expected term (in years)	10.00	10.00
Expected volatility	69.40%	74.20%
Expected dividend yield	0.00%	0.00%
Exercise price	$33.63	$57.11
Fair value of common stock	$33.63	$57.11

15.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively.

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

Recent Developments

On April 26, 2021, we redeemed in full our 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 million remaining principal amount of the 2022 Convertible Notes converted such notes into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares. As of September 30, 2021, none of the 2021 Convertible Notes or 2022 Convertible Notes were outstanding.

On May 10, 2021, we announced that the RP-A501 Danon Disease program was placed on clinical hold by the FDA. No new drug-related safety events were observed in the low- or high-dose adult cohorts of the Phase 1 trial. On August 16, 2021, the FDA lifted the clinical hold on our Danon Disease program allowing patient enrollment in our Phase 1 clinical trial of RP-A501 for the treatment of Danon Disease to resume. The hold was removed after we addressed the FDA’s requests to modify the trial protocol and other supporting documents with revised guidelines for patient selection and management. We initiated steps to resume the program as soon as possible and commenced dosing in the low-dose (6.7e13 vg/kg) pediatric patient cohort in the third quarter of 2021. We anticipate reporting updated clinical data results in the fourth quarter of 2021.

On August 2, 2021, holders of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares of common stock. In accordance with ASC 470-Debt, the conversion of the 2021 Convertible Notes was accounted for as a conversion since the 2021 Convertible Notes did not include a beneficial conversion feature and the carrying amount of the 2021 Convertible Notes, including any unamortized premium or discount, was credited to additional paid in capital upon conversion to reflect the common stock issued and no gain or loss was recognized. As of September 30, 2021, there were no 2021 Convertible Notes outstanding.

On August 27, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a fund affiliated with RTW Investments, LP, our largest shareholder (the “Purchaser”), pursuant to which we agreed to sell and issue to the Purchaser, in a private placement (the “Private Placement”), 812,516 shares of our common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million before deducting estimated offering expenses payable. The Private Placement closed on August 31, 2021.

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

Index
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

We have treated five patients in the RP-A501 Phase 1 clinical trial, completed the first cohort of the study evaluating an initial low-dose in male patients aged 15 or greater and initiated dosing in the pediatric cohort at the low dose level (6.7e13 vg/kg). The preliminary data announced in December 2020 for the low dose cohort included safety and clinical activity results from the three patients treated with the low dose of 6.7×1013 genome copies (gc)/kilogram (kg) and early safety information from the two patients treated with the higher dose of 1.1×1014 gc/kg as of the cutoff date of November 2020.

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

Index
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

Given the activity observed in the low dose cohort and to mitigate TMA and associated safety concerns observed in the high dose cohort, in agreement with FDA we will focus on the low dose moving forward (6.7e13) and will no longer administer the higher doses (1.1e14 or higher) in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. The FDA lifted the clinical hold on August 16, 2021 and dosing of the pediatric cohort was initiated in September 2021.

In September 2021, previously disclosed data for the ongoing Phase 1 trial of RP-A501 was presented at the Heart Failure Society of America (“HFSA”) 2021 Annual Scientific Meeting. This academic presentation included data from the low dose (6.7e13) cohort which demonstrated the investigational gene therapy RP-A501 was well tolerated and showed progressive and durable clinical benefit. We expect to report updated data for the study in the fourth quarter of 2021 including: long-term clinical data for the low-dose cohort (6.7e13), safety and efficacy data for the two patients dosed at the high dose (1.1e14) and updates on the pediatric cohort.

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

In December 2020, we presented updated interim data from our FA at the 62nd American Society of Hematology (“ASH”) Annual Meeting. The FA data presented at the ASH Annual Meeting were from seven of the nine patients treated as of October 2020 in both the U.S. Phase 1 and global Phase 2 studies of RP-L102 for FA. Patients in these studies received a single intravenous infusion of “Process B” RP-L102 which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector. Preliminary data from these studies support “Process B” as a consistent and reproducible improvement over “Process A” which was used in earlier academic FA studies.

Index
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

In May 2021, we presented positive clinical data at the 24th Annual Meeting of the American Society of Gene and Cell Therapy (“ASGCT”). The preliminary results from the Phase 1/2 trials presented in a poster at ASGCT are from nine pediatric patients and showed increasing evidence of engraftment in at least six of the nine patients, including two patients with at least 15-months of follow-up and four patients with at least 6-months of follow-up. RP-L102 demonstrated a highly favorable safety profile with all subjects being treated without conditioning and with no sign of dysplasia. One patient experienced a Grade 2 transient infusion-related reaction.

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

We currently have one ex-vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA to lead U.S. clinical development efforts for the LAD-I program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ and GOSH serving as the lead clinical sites in Spain and London, respectively. This study has received a $6.5 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

The ongoing open-label, single-arm, Phase 1/2 registration enabling clinical trial of RP-L201 intended to assess the safety and tolerability of RP-L201 in severe LAD-I patients. The first patient was treated at UCLA with RP-L201 in the third quarter of 2019.

In April 2021, we presented positive clinical updates from RP-L201 at the Clinical Immunology Society (CIS) Annual Meeting. The Phase 1/2 data presented in a poster at CIS 2021 are from four pediatric patients with severe LAD-I. RP-L201 was well tolerated with no safety issues reported with treatment or post-treatment. All four patients achieved hematopoietic reconstitution within 5-weeks. The first patient with 18-months of follow up demonstrated durable CD18 expression of approximately 40%, peripheral blood vector copy number (VCN) levels of 1.2 at 12-months post-treatment and resolution of skin lesions with no new lesions. The second patient with 9-months of follow up demonstrated CD18 expression of approximately 28% and peripheral blood VCN levels of 0.75 at 6-months post-treatment with kinetics consistent with those of the first patient. The third and fourth patients demonstrated high CD18 expression of approximately 70% and approximately 51%, respectively at 3-months post treatment, and peripheral blood VCN kinetics consistent with those of the first two patients.

The LAD-I program received Regenerative Medicine Advanced Therapy designation from the FDA and Priority Medicines designation from the European Medicines Agency (“EMA”), completing the full complement of all U.S. and EU accelerated regulatory designations for the program.

In May 2021, we presented the Phase 1/2 clinical data at the 24th Annual Meeting of ASGCT in an oral presentation from four pediatric patients with severe LAD-I. RP-L201 that showed preliminary efficacy in all four patients, including one patient with 18-months of follow-up and one patient with 9-months of follow-up. All four patients demonstrated CD18 expression substantially exceeding the 4-10% threshold associated with survival into adulthood and consistent with the reversal of severe LAD-I phenotype. RP-L201 was well tolerated with no safety issues reported with treatment or post-treatment.

In October 2021, we presented phase 1/2 clinical data of the first seven of nine patients with at least 3 months of follow-up data at the 28th Annual Congress of ESGCT. The safety profile of RP-L201 appears favorable, with all infusions well tolerated and no drug product-related serious adverse events. Preliminary efficacy was evident in all seven patients, including two patients with at least 12 months of follow-up. All seven patients demonstrated durable neutrophil CD18 expression that exceeded the 4-10% threshold associated with survival into adulthood and consistent with reversal of the severe LAD-I phenotype. Peripheral blood vector copy number (VCN) levels have been stable and in the 0.5 – 2.5 copy per genome range. No patients have had LAD-I related infections requiring hospitalization subsequent to hematopoietic reconstitution post RP-L201.  All 9 LAD-I patients have been treated and enrollment in the study is complete.

Index
We expect to announce additional clinical data for our LAD-I program in the fourth quarter of 2021.

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

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll six adult and pediatric PKD patients in the U.S. and Europe. The trial will be comprised of three cohorts to assess RP-L301 in young pediatric (age 8-11), older pediatric (age 12-17) and adult populations. The trial is designed to assess the safety, tolerability, and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients. Stanford will serve as the lead site in the U.S. for adult and pediatric patients, HNJ will serve as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients. In July 2020, we treated the first patient in our clinical trial of RP-L301.

The data presented at the 2020 ASH Annual Meeting were from two adult PKD patients with significant anemia and transfusion requirements. Patient L301-006-1001 was treated with RP-L301. Preliminary data from this first patient supported initial tolerability of RP-L301, hemoglobin improvement to a normal range at 3-months post treatment and additional normalization of hemolysis markers. The patient was 31-years of age at the time of enrollment and had been followed for 3-months post treatment.

Patient L301-006-1001 received a cell dose of 3.9x106 cells/kilogram (“kg”) with a drug product mean VCN of 2.73. For this patient, hematopoietic reconstitution was observed in less than two weeks. Furthermore, the patient attained peripheral blood VCN of 2.21 at 1-month and 1.55 at 3-months and normalized hemoglobin (“Hgb”) and hemolysis markers at 3-months post-treatment. In particular at baseline, the patient had Hb of approximately 7.4 grams (“g”)/deciliter (“dL”) to Hb of 14.3 g/dL at 3-months post treatment with RP-L301. In the two years prior to enrollment, the patient underwent approximately 14 transfusion episodes; subsequent to engraftment from RP-L301 treatment, the patient to date has not required any red blood cell transfusions. The patient also exhibited normalization of bilirubin, lactate dehydrogenase and erythropoietin levels at 3-months post treatment, each of which had been substantially elevated prior to study enrollment. The patient also had an increase in hepcidin and a decrease in reticulocytes at 3-months post treatment.

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

In March 2021, we announced updated positive preliminary clinical data from the two adult patients in the Phase 1 trial of RP-L301 for the treatment of PKD which showed sustained safety and tolerability 6- and 3-months after treatment, respectively. The two patients demonstrated durable normalization of hemoglobin levels of 13.9 g/dL at 6-months post treatment in the first patient and 13.8 g/dL at 3-months post treatment in the second patient. Both patients also demonstrated significant improvements in bilirubin 6- and 3-months after treatment, which had been substantially elevated prior to study enrollment.

In May 2021, we presented positive clinical data in an oral presentation at the 24th Annual Meeting of ASGCT. Updated preliminary Phase 1 data from the first two patients with significant anemia and transfusion requirements that showed sustained safety and tolerability. Preliminary efficacy, measured by peripheral blood VCN levels, was evident in both patients during the initial 9-months and 3-months post-treatment, respectively. The two patients continued to demonstrate durable normalization of hemoglobin levels of 13.1 g/dL at 9-months post treatment in the first patient and 14.4 g/dL at 6-months post treatment in the second patient.

The Phase 1 trial continues to enroll patients with longer-term data on track for the fourth quarter of 2021.

Index
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

The first patient treated with RP-L401 received investigational therapy during the second quarter of 2021. This was a 6-year-old child with severe IMO-related anemia and bone abnormalities. Although a drug product was successfully manufactured and infused without immediate complications, this patient died during the initial weeks after therapy of pulmonary complications, most likely pulmonary hemorrhage related to thrombocytopenia following conditioning therapy, and also related to underlying osteopetrosis. Corroborated by autopsy findings, this patient death was not considered to be RP-L401 related by the study investigators. Importantly, pulmonary hemorrhage is a rare but documented complication of HSCT, and pulmonary complications (including life threatening and fatal complications) have been observed to occur with high frequency in osteopetrosis patients undergoing allogenic HSCT procedures. Nonetheless in accordance with protocol-stipulated stopping rules, we paused enrollment to enable a comprehensive evaluation in collaboration with the Independent Data Monitoring Committee (“IDMC”). A thorough review was conducted by the IDMC, supplemented by additional clinical and scientific advisors, including evaluation of the patient’s clinical course, autopsy findings, additional scientific studies on autopsy tissue and on IMO-patient derived cells transduced with the relevant vector. The IDMC concluded that this event was not related to RP-L401 and endorsed further investigation by means of a revised protocol including modified eligibility, patient-monitoring and supportive care elements.

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

Financial Overview

Since our inception, we have devoted substantially all our resources to organizing and staffing, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for the programs and planning for potential commercialization. We do not have any products approved for sale and have not generated revenue from product sales. Since our inception in 2015 through September 30, 2021, we received net cash proceeds of approximately $680.5 million from investors through both equity and convertible debt financing to fund operating activities. As of September 30, 2021, we had cash, cash equivalents and investments of $421.5 million.

Index
Since inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of the current or future product candidates and programs. We had net losses of $124.8 million for the nine months ended September 30, 2021, and $139.7 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $447.7 million. We expect to continue to incur significant expenses and higher operating losses for the foreseeable future as we advance our current product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur additional costs as a public company having transitioned out of emerging growth company status. Accordingly, we will need additional financing to support continuing operations and potential acquisitions of licensing or other rights for product candidates.

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

Operating Expenses

Research and Development Expenses

Our R&D program expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:
•	expenses incurred under agreements with research institutions and consultants that conduct R&D activities including, process development, preclinical, and clinical activities on our behalf;
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

Our direct R&D expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third-party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct R&D expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal R&D organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:
•	salaries and personnel-related costs, including benefits, travel, and stock-based compensation, for our scientific personnel performing R&D activities;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation expense; and
•	laboratory supplies and equipment used for internal R&D activities.

Our direct R&D expenses consist principally of external costs, such as fees paid to investigators, consultants, laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other R&D expenses.

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct Expenses:
Danon Disease (AAV)	$3,497	$5,131	$11,804	$13,575
Leukocyte Adhesion Deficiency (LVV)	7,896	1,568	18,167	3,784
Fanconi Anemia (LVV)	6,379	4,661	11,986	11,318
Pyruvate Kinase Deficiency (LVV)	1,109	1,606	3,530	3,406
Infantile Malignant Osteopetrosis (LVV)	729	704	1,975	1,882
Other product candidates	2,127	262	3,998	349
Total direct expenses	21,738	13,932	51,460	34,314
Unallocated Expenses
Employee compensation	5,524	3,380	15,265	9,662
Share based compensation expense	3,084	1,780	9,148	4,960
Depreciation and amortization expense	1,258	755	3,627	1,633
Laboratory and related expenses	651	726	2,133	1,770
Legal and patent fees	386	328	937	751
Professional Fees	400	357	1,217	977
Other expenses	6,934	399	9,526	1,278
Total other research and development expenses	18,236	7,725	41,854	21,031
Total research and development expense	$39,975	$21,657	$93,315	$55,345

For the three and nine months ended September 30, 2021, LAD-1 costs of $7.9 million or 36% of direct expenses and $18.2 million or 35% of direct expenses primarily relate to foundational investments in the company’s LVV platform, pre-commercial investment in manufacturing and BLA filing preparation.

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•	the scope, progress, outcome and costs of our clinical trials and other R&D activities;
•	the efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care;
•	the market acceptance of our product candidates;
•	obtaining, maintaining, defending, and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation; and
•	the timing, receipt, and terms of any marketing approvals.

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

Index
General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Expense

Interest expense for the three and nine months ended September 30, 2021, is related to the 2021 Convertible Notes, which were converted into common stock on August 2, 2021, the 2022 Convertible Notes, which were redeemed and converted into common stock in April 2021, and our financing lease obligation for the Cranbury, NJ facility.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of operations for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$39,975	$21,657	$18,318
General and administrative	9,671	5,730	3,941
Total operating expenses	49,646	27,387	22,259
Loss from operations	(49,646)	(27,387)	(22,259)
Research and development incentives	-	-	-
Interest expense	(534)	(1,967)	1,433
Interest and other income net	806	518	288
Amortization of premium on investments - net	(744)	(244)	(500)
Total other expense, net	(472)	(1,693)	1,221
Net loss	$(50,118)	$(29,080)	$(21,038)

Research and Development Expenses

R&D expenses increased $18.3 million to $40.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was related to the increase in manufacturing and development costs of $5.4 million, an increase in new research agreements of $7.6 million in non-cash expenses due to the issuance of a warrant in August 2021, increases in compensation and benefits of $2.1 million due to increased R&D headcount, and an increase in non-cash stock compensation expense of $1.3 million,

General and Administrative Expenses

G&A expenses increased $3.9 million to $9.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $1.6 million, an increase in compensation and benefits of $0.8 million due to increased G&A headcount and an increase in commercial preparation expenses of $0.8 million.

Index
Other Expense, Net

Other expense, net was $0.5 million for the three months ended September 30, 2021 compared to $1.7 million for the three months ended September 30, 2020. The change was primarily due to reduced interest expense associated with the 2022 Convertible Notes that were redeemed in April 2021 and the 2021 Convertible Notes that were converted in August 2021, as well as a decrease of $0.5 million in accretion income related to our investments, due to lower interest rates in 2021 as compared to the same period in 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of operations for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$93,315	$55,345	$37,970
General and administrative	29,600	19,720	9,880
Total operating expenses	122,915	75,065	47,850
Loss from operations	(122,915)	(75,065)	(47,850)
Research and development incentives	500	-	500
Interest expense	(2,514)	(5,326)	2,812
Interest and other income net	2,218	1,913	305
Amortization of premium on investments - net	(2,111)	(306)	(1,805)
Total other expense, net	(1,907)	(3,719)	1,812
Net loss	$(124,822)	$(78,784)	$(46,038)

Research and Development Expenses

R&D expenses increased $38.0 million to $93.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in manufacturing and development costs of $13.9 million, an increase in new research agreements of $7.6 million in non-cash expenses due to the issuance of a warrant in August 2021, an increase in compensation and benefits of $5.6 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $4.2 million, an increase in lab supplies and office expense of $2.1 million, an increase in depreciation and amortization of $2.1 million, and an increase in clinical trial expenses of $1.3 million.

General and Administrative Expenses

G&A expenses increased $9.9 million to $29.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $5.5 million, an increase in compensation and benefits of $2.2 million due to increased G&A headcount, an increase in office and administrative costs of $1.9 million, an increase in accounting and consulting expenses of $0.9 million, an increase in commercial preparation expenses of $0.8 million,  offset by a decrease in debt conversion expense recorded for the nine months ended September 30, 2020 of $2.0 million due to the refinancing of the 2021 Convertible Notes in February 2020. There were no debt conversion expenses recorded for the nine months ended September 30, 2021.

Other Expense, Net

Other expense, net was $1.9 million for the nine months ended September 30, 2021 compared to $3.7 million for the nine months ended September 30, 2020. The change was primarily due to reduced interest expense associated with the 2022 Convertible Notes which were fully redeemed in April 2021 and the 2021 Convertible Notes which were converted in August 2021, as well as a decrease of $1.8 million in accretion income related to our investments, due to lower interest rates for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded operations to date primarily with proceeds from the sale of preferred shares, common stock, and the issuance of convertible notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(90,222)	$(61,531)
Cash provided by (used in) investing activities	1,989	(42,129)
Cash provided provided by financing activities	36,545	546
Net change in cash, cash equivalents and restricted cash	$(51,688)	$(103,114)

Index
Operating Activities

During the nine months ended September 30, 2021, operating activities used $90.2 million of cash, primarily resulting from our net loss of $124.8 million offset by net non-cash charges of $34.8 million, including non-cash stock-based compensation expense of $22.2 million, warrant issuance of $7.6 million, accretion of discount on investments of $2.1 million, and depreciation and amortization expense of $2.2 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted of an increase in accounts payable and accrued expenses for $2.8 million and a decrease in our prepaid expenses of $1.0 million.

During the nine months ended September 30, 2020, operating activities used $61.5 million of cash, primarily resulting from our net loss of $78.8 million offset by net non-cash charges of $15.5 million, including non-cash stock-based compensation expense of $12.5 million and accretion of the discount on convertible notes of $2.1 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of increases in prepaid expenses and other assets of $1.4 million, and a decrease in accounts payable and accrued expenses of $1.8 million.

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $2.0 million, consisting of proceeds of $234.1 million from the maturities of investments, offset by purchases of investments of $226.5 million, purchases of property and equipment of $4.9 million, and purchases of internal use software of $0.7 million.

During the nine months ended September 30, 2020, net cash used by investing activities was $42.1 million, consisting of proceeds of $104.1 million from the maturities of investments, offset by purchases of investments of $132.1 million, purchases of property and equipment of $7.0 million, payments made to acquire a right of use asset of $6.5 million, and purchases of internal use software of $0.6 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $36.5 million, consisting of issuance of common stock related to the August 2021 Private Placement and issuance of common stock, pursuant to exercises of stock options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $0.5 million, consisting primarily of issuance of common stock of $0.9 million pursuant to exercise of stock options, offset by payments of withholding tax on option exercises.

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
•
establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any product candidates for which Rocket may obtain marketing approval and intend to commercialize on its own or jointly;

•	hire additional preclinical, clinical, regulatory, quality, and scientific personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand, and protect our intellectual property portfolio; and
•	acquire or in-license other product candidates and technologies.

As of September 30, 2021, we had cash, cash equivalents and investments of $421.5 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the scope, progress, results, and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade product to support commercial launch;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of its products, should any of its product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the timing, receipt, and amount of sales of, or milestone payments related to our royalties on, current or future product candidates, if any.

Index
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution, or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

If we raise funds through governmental funding, collaborations, strategic partnerships or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce, or eliminate our product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market themselves.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash, cash equivalents and investments of $421.5 million at September 30, 2021, consisting primarily of funds in a money market account, corporate and municipal bonds, and United States Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our 2021 Convertible Notes bore interest at a fixed rate and therefore a change in interest rates would not have impacted the amount of interest we would have had to pay on this indebtedness, while it was outstanding.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1
Securities Purchase Agreement, dated as of August 27, 2021, between the Registrant and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on August 30, 2021)

10.2
Registration Rights Agreement, dated as of August 27, 2021, between the Registrant and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on August 30, 2021)

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

ROCKET PHARMACEUTICALS, INC.

November 5, 2021	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 5, 2021	By:	/s/ Carlos Garcia-Parada
Carlos Garcia-Parada
Chief Financial Officer
(Principal Financial Officer)