Form 10-K
period 2021-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2022-02-28
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

(609) 659-8001
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.9 billion, based upon the closing price on the Nasdaq Global Market reported for such date.

As of February 22, 2022, there were 64,505,889 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days of the end of the period covered by this Annual Report on Form 10-K.

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

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.  Unless stated otherwise, references in this Annual Report to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has and may continue to adversely impact our business, including our preclinical and clinical studies.
•
If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce, or eliminate our product development programs or commercial development efforts.

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

•	We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise harm our business.
•	We have no experience in manufacturing, and there can be no assurance that we will be able to successfully manufacture products.
•
Our ability to successfully develop and commercialize our product candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

•	Even if approved, we may not successfully commercialize our product candidates.
•	We may not be successful in our efforts to expand a pipeline of additional product candidates.
•	The success of our research and development activities, clinical testing, and commercialization, upon which we primarily focus, is uncertain.
•
We expect to rely on third parties to conduct some or all aspects of our drug product manufacturing, research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

•	Our business could suffer if it loses the services of, or fails to attract, key personnel.
•	We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.
•
Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading which could harm our business.

•	Given our commercial relationships outside of the United States, in particular the European Union, a variety of risks associated with international operations could harm our business.
•	If we are unable to obtain and maintain adequate patent protection for products and related technology, our ability to successfully commercialize our products may be harmed.
•	If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
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

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition, and results of operations could be materially and adversely affected. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, and results of operations.

PART I

Item 1.	Business

Overview

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Additional discovery efforts on a gene therapy program for the less common FA subtypes C and G is ongoing. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators. Although we believe that gene therapy may be beneficial to patients afflicted with this disorder, we have opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

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

Essential Terminology.

Set forth below is an abbreviated index of certain key terms and optimal ranges of values used in the discussion of LVV and AAV gene therapies.

Term	Definition	Optimal Ranges
LVV Therapy (hematopoietic disorders)
CD34+ cell(s)	Hematopoietic Stem Cell (most CD34+ cells are not true stem cells, but this continues to be the most clinically useful measure)	Will depend on underlying disorder, generally > 1 million CD34+ cells/kg.

Vector copy number (VCN) [product]	The average number of gene copies per infused stem cell (as determined by DNA analysis; this is an average ratio, not a precise value)	0.5 to 2 has been target in some LVV clinical studies (5.0 generally considered maximum)

Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per peripheral blood or bone marrow cell (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but many disorders may be correctable with in vivo VCNs << 1.0
AAV Therapy
Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per cell in the organ of interest (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but vivo VCNs << 1.0

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates for both LVV and AAV programs:

Descriptions of these conditions and the Rocket programs for each is set forth below.

LVV Programs. Rocket’s LVV-based programs utilize third-generation, self-inactivating lentiviral vectors to target selected rare diseases. Currently, Rocket is developing LVV programs to treat FA, LAD-I, and PKD.

AAV Program.

Overview of Danon Disease

Danon disease (DD) is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure (CHF) are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

Rationale for Gene Therapy in Danon Disease

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

We currently have one adeno-associated viral vector program targeting DD, RP-A501. We have treated six patients in the RP-A501 Phase 1 clinical trial, which enrolled for adult and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (vg)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 vg/kg) in adult/older adolescent patients aged 15 or greater (n=2), and we have initiated treatment in a pediatric cohort at a low dose level (6.7e13 vg/kg; n=1).

 Data disclosed from our Phase 1 study of RP-A501 in November 2021 and January 2022 included safety and clinical activity results from the three patients treated with the low dose of 6.7e13 vg/kg and from two patients treated with the higher dose of 1.1e14 vg/kg, and early safety information from the initial pediatric patient (pediatric cohort is age 8-14 years) treated with the low dose of 6.7e13 vg/kg.

Efficacy assessments include evaluation of New York Heart Association (NYHA) Functional Classification, which is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Brain natriuretic peptide (BNP) is a blood-based evaluation and a key marker of heart failure with prognostic significance in CHF and cardiomyopathies. Other efficacy parameters include echocardiographic measurements of heart thickness, most notably the thickness of the left ventricular posterior wall (LVPW), and importantly, measurement of LAMP2B gene expression both via immunohistochemistry and Western blot, as obtained via endomyocardial biopsy. Biopsied heart tissue is also evaluated on electron microscopy for evidence of DD-associated tissue derangements, including the presence of autophagic vacuoles and disruption of myofibrillar architecture, each of which are characteristic of DD-related myocardial damage.

In November 2021 and January 2022, data for the ongoing Phase 1 trial of RP-A501 was presented, including efficacy parameters for the low and high dose cohorts in patients aged 15 and older with at least 12 months follow-up (n=5). An improvement in NYHA Class (from II to I) was observed in three patients (two low-dose and one high-dose) who had closely monitored immunosuppression with follow-up greater than one year and stabilization was observed in one low-dose patient without a closely monitored immunosuppressive regimen. A substantial improvement in BNP, a key marker of heart failure, was observed in all three low-dose patients and one high-dose patient. Among the three low-dose patients, BNP decreased from a pretreatment baseline by 57% at 24 months, 79% at 18 months, and 75% at 15 months, respectively. In one high-dose patient, BNP decreased from a pretreatment baseline by 67% at 12 months. In patients with closely monitored immunosuppression (two low-dose and one high-dose) left ventricular (LV) posterior wall thickness improved (average 23% decrease compared to pretreatment baseline) and ejection fraction improved or stabilized (average 20% increase compared to pretreatment baseline) at 12 to 18 months on echocardiography. Severe and progressive wall thickening is a hallmark of the hypertrophic cardiomyopathy of Danon Disease and is a major contributor to early mortality in male patients. Cardiac output remained normal for all patients with improved or stable left heart filling pressures as measured by cardiac catheterization. Three low-dose patients and one high-dose patient demonstrated improvements in the 6-minute walk test (6MWT). One low-dose patient improved from a pretreatment baseline of 443 meters (m) to 467 m at 24 months. The second low-dose patient improved from a pretreatment baseline of 405 m to 410 m at 18 months. The third low-dose patient improved from a pretreatment baseline of 427 m to 435 m at 15 months. One high-dose patient improved from a pretreatment baseline of 436 m to 492 m at 12 months. Evidence of sustained cardiac LAMP2B gene expression by immunohistochemistry and Western blot with qualitative improvement of vacuoles and cardiac tissue architecture on electron microscopy was observed at both dose levels. Sustained cardiac LAMP2B gene expression by immunohistochemistry was observed in all three patients with a closely monitored immunosuppressive regimen. Specifically, LAMP2B gene expression by immunohistochemistry in the low-dose (6.7e13 vg/kg) was 68% in one patient at Month 12 and 92% in another patient at Month 9. In one patient who received the high-dose (1.1e14 vg/kg), LAMP2B gene expression by immunohistochemistry was 100% at Month 12.

One of the patients receiving therapy on the high dose cohort had progressive heart failure and underwent a heart transplant at Month 5 following therapy. This patient had more advanced disease than the 4 other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished LV ejection fraction (35%) on echocardiogram and markedly elevated LV filling pressure prior to treatment. His clinical course was characteristic of DD progression. Assessments regarding gene transduction from the explanted heart are summarized below:

Explanted Heart
•	Analysis of the explanted heart revealed significant fibrosis consistent with advanced DD.
•
Myocardial tissue from the explanted heart at 5 months post-treatment displayed 100% LAMP2B protein expression by immunohistochemistry throughout non-fibrotic cardiac regions including the ventricles and other essential targeted areas.

RP-A501 was generally well tolerated at the 6.7e13 vg/kg dose level, or lower dose. All observed adverse effects were reversible with no lasting sequelae. Early transaminase and creatinine kinase elevations returned to baseline or decreased.  No unexpected and serious drug product-related adverse events or severe adverse events were observed in this low dose cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post-treatment. Elevation in transaminases and creatinine kinases was observed in all three low-dose patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in these three patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events. Corticosteroids were associated with transient exacerbation of DD-associated skeletal myopathy, which resolved upon discontinuation of steroid therapy.  At the higher dose administered (1.1e14 vg/kg), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501. As disclosed in December 2020, one of the two patients receiving the 1.1e14 vg/kg dose had more advanced heart failure than the others, and was the heaviest patients treated to-date (receiving the highest absolute AAV9 dose). This patient experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This thrombotic microangiopathy (TMA) event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (SUSAR)) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient regained normal kidney function within three weeks. (This event occurred in the same patient in whom RP-A501 was not associated with clinical stabilization or improvement, and who required a heart transplant 5 months post-therapy).

Following transplant, this patient has been clinically stable and reports resolution of a baseline skeletal myopathy that was present prior to treatment. Analysis of the explanted heart is described above. Of note, this patient had more advanced heart failure at time of treatment; the clinical protocol has been modified to exclude enrollment of DD with end-stage CHF/cardiomyopathy. In May 2021, 5 months after details of this event were disclosed and after recognition of complement-mediated TMA in other systemic AAV programs, the FDA placed the study on clinical hold. In response to the FDA’s clinical hold, we amended the trial protocol in order to enable more defined mechanisms for prevention, early recognition and management of complement-mediated adverse events.  The FDA lifted the clinical hold on August 16, 2021 and dosing of the pediatric cohort was initiated in the fourth quarter of 2021.

Based on the activity observed in the low dose cohort and to mitigate complement-mediated TMA (safety concerns observed in the high dose cohort) and in agreement with the FDA, we are focusing on the low dose (6.7e13 vg/kg) and we will no longer administer doses of 1.1e14 vg/kg or higher in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. These measures include exclusion of patients with end-stage heart failure, and a refined immunosuppressive regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following therapy. As announced in January 2022, the initial pediatric patient received RP-A501 therapy (6.7e13 vg/kg dose level) without evidence of significant complement activation and with stable platelet levels; there was no worsening of the patient’s baseline DD-related skeletal myopathy during the weeks following RP-A501.

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

Other therapies utilized for FA include androgens, corticosteroids, and hematopoietic growth factors, although the benefits of these therapies are considered modest and transient for the majority of patients. Side effects may also be considerable. For androgens, for example, these include masculinization, short stature, hepatitis, liver adenomas and hepatocellular carcinoma.

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

Rocket Clinical Study

Efforts underway at our partners have incorporated the recommendations of an international FA working group that convened November 2010 with the intent of consolidating medical and scientific findings and optimizing future gene therapy clinical study design, with programs designed to overcome FA-specific gene therapy challenges. Our partners have demonstrated the ability to successfully mobilize, and harvest target numbers of hematopoietic stem and progenitor cells (“HSPCs”) generally acknowledged to be required for successful therapy. This has been accomplished through the selection of younger patients, and mobilization with both granulocyte-colony stimulating factor (“G-CSF”) and plerixa for drug products, which are both FDA-approved drugs that increase the number of bone marrow-derived stem cells circulating in the blood. Improvements to cell processing, such as reduced transduction time requirements, optimized transduction conditions, and modified HSPC selection processes, have also led to substantive improvements in cell recovery and in vivo VCN.

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

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

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

In May 2021, we presented positive clinical data at the 24th Annual Meeting of the American Society of Gene and Cell Therapy (“ASGCT”). The preliminary data from the Phase 1/2 trials presented in a poster at ASGCT were from nine pediatric patients and showed increasing evidence of engraftment in at least six of the nine patients, including two patients with at least 15-months of follow-up and four patients with at least 6-months of follow-up. RP-L102 demonstrated a highly favorable tolerability profile with all subjects being treated without conditioning and with no sign of dysplasia. One patient experienced a Grade 2 transient infusion-related reaction.

In December 2021, we presented encouraging clinical data at the 63rd Annual Meeting of the American Society of Hematology (ASH). The preliminary results from the Phase 1/2 trials were presented in a poster at ASH were from eleven pediatric patients and showed increasing evidence of engraftment in at least six of eight patients for whom there are at least 12 months of follow-up, including bone marrow progenitor cell resistance to mitomycin-C (MMC) ranging from 16-63% in six patients (bone marrow cells in FA patients are highly sensitive to DNA-damaging agents including MMC; this susceptibility to DNA damage is believed to mediate the FA-associated bone marrow failure and predisposition to malignancy. In addition to the development of MMC-resistance in BM hematopoietic cells, sustained peripheral VCN levels were seen in six of seven patients with at least 12-months of follow-up. One patient experienced an Influenza B infection approximately 9 months following treatment with concomitant progressive hematologic failure requiring allogeneic hematopoietic stem cell transplant, which was administered successfully; the remaining patients have not required transfusions. RP-L102 demonstrated a highly favorable tolerability profile with all subjects being treated without cytotoxic conditioning and no signs of dysplasia. The only RP-L102 related serious adverse event to-date has been a Grade 2 transient infusion-related reaction in one patient.

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

The ongoing open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 has treated four severe LAD-I patients to assess the safety and tolerability of RP-L201 to date. The first patient was treated at UCLA with RP-L201 in the third quarter 2019. Enrollment is now complete in both the Phase 1 and 2 portions of the study; 9 patients have received RP-L102 at 3 investigative centers in the US and Europe.

In December 2021, we presented positive clinical data at the 63rd Annual Meeting of ASH. The ASH oral presentation included preliminary data from eight of nine severe LAD-I patients, as defined by CD18 expression of less than 2%, who received RP-L201 treatment as of the November 8, 2021, data cut-off date. Eight patients had follow-up data of at least three months, and four of the eight patients had been followed for 12 months or longer. All infusions of RP-L201 were well tolerated and no drug product-related serious adverse events were reported. Evidence of preliminary efficacy was observed in all eight evaluable patients. All eight patients demonstrated neutrophil CD18 expression that exceeded the 4-10% threshold associated with survival into adulthood and consistent with reversal of the severe LAD-I phenotype including six patients with at least 6 months of follow-up. Peripheral blood VCN levels have been stable and in the 0.54 – 2.94 copies per genome range. No patients had LAD-I related infections requiring hospitalization after hematopoietic reconstitution post-RP-L201. Additional updates presented in January 2022 included a ninth patient achieving CD18 expression of 61% at 3 months, with the preliminary observation that all nine of nine patients have demonstrated 26% to 87% CD18 expression at timepoints ranging from 3 to 24 months following RP-L102, with stable CD18 expression levels for each patient subsequent to month 3.

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

In December 2021, we presented positive clinical data at the 63rd Annual Meeting of ASH. The ASH poster presentation included preliminary data from two adult patients with severe anemia and substantial transfusion requirements who were treated as of the November 3, 2021 cut-off date. Each of these patients had experience extensive PKD-related disease complications including hepatic iron overload. Both patients have had marked improvement in hemoglobin levels, from baselines of 7.4 and 7.0 g/dL to 12-month values of 13.3 and 14.8 g/dL respectively; this represents an improvement from severe (Hb <8g/dL) to normal levels. Both patients have been transfusion independent subsequent to post-treatment hematopoietic reconstitution. Anemia resolution has been accompanied by marked improvement in additional markers of hemolysis, including bilirubin, erythropoietin, and reticulocyte counts. RP-L301 has been well tolerated in these adult patients, with no drug product related serious adverse events or infusion-related complications observed through 12-months post-treatment. Both patients have reported improved quality of life (QOL) following treatment with increases on FACT-An and additional designated QOL evaluations sustained through 12 months following therapy.

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

Effective December 2021, the Company made a decision to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators. The Company has opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of February 22, 2022, our patent portfolio includes both owned and in-licensed patent families relating to our product candidates and related technologies, discussed more fully below.

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

Our objective is to continue to expand its portfolio of patents and patent applications in order to protect our gene therapy product candidates and manufacturing processes. From time to time, we may also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

As consideration for the licensed rights, we paid CIEMAT an initial upfront license fee of €0.03 million (approximately $0.03 million) which was expensed as research and development (“R&D”) costs. We are obligated to make aggregate milestone payments of up to €1.4 million (approximately $1.5 million) to CIEMAT upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the PKD license, we are obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by us or our sublicensees or affiliates. In the event that we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

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

We may terminate this agreement at any time by providing the Licensors with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

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

The upfront license fee of $0.05 million was expensed to R&D costs in the 2020 consolidated statements of operations. We are obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of Danon disease. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, we are obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. We are also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement.

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

In consideration for the rights granted to us under the license agreement, we made an upfront payment to RGNX of $7.0 million which was expensed to R&D costs in the 2018 consolidated statements of operations. A fee of $2.0 million per additional vector would be due if we exercise our Option Right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of products incorporating the Licensed Patents (the “Licensed Products”) during the royalty term. If successful, we will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, we shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. We must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. We paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019 which was expensed to R&D costs in the 2019 consolidated statements of operations. There were no additional milestones achieved or related payments made during the years ended December 31, 2021 and 2020.

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

Manufacturing

Our gene therapy platform has two main components: the production of LVV vectors and AAV vectors and the target cell transduction process, which results in drug product. We will commence GMP manufacturing at our facility in Cranbury, New Jersey in 2022. We plan to supplement our own direct manufacturing capabilities with third-party manufacturers for our AAV programs. For our LVV programs, we currently rely on third-party manufacturers to produce the plasmids, vectors, cell banks and final drug product for our clinical trials. We manage such production with our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We have long-term agreements with these manufacturers. Whenever possible, we procure materials from redundant and multiple sources to mitigate risk. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they become registered. With respect to commercial production of our product candidates in the future, we plan to pursue multiple options including direct manufacturing as well as outsourcing production of the active pharmaceutical (drug substance) ingredients and final drug product manufacturing (drug product) to contract manufacturing organizations if these products are approved and registered for marketing authorization by the applicable regulatory bodies.

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
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected, and that the integrity of the data is maintained;

•	preparation and submission to the FDA of a BLA;
•	submission of a user fee for FDA review of the BLA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
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

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees(“IBC’s”), as set forth in the National Institutes for Health(“NIH”), Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board (“IRB”) for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, or IRB, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the +cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

A reference biological product is granted four (4) and twelve (12) year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve (12) years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was approved in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher (“PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Any product submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy (“RMAT”) designation, priority review and accelerated approval.  To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. A gene therapy product may meet the definition of a regenerative medicine therapy for purposes of RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

A product candidate including one that received Fast Track or RMAT designation is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to available therapies. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials intended for dissemination or publication within 120 days of marketing approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

In the U.S., once a product is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and racing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, the manufacturer and/or holder of an approved BLA are subject to annual product and establishment fees. These fees are typically increased annually.

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

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, once approved, may not obtain market acceptance unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

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

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. In addition, as discussed below, a similar federal requirement under the Physician Payments Sunshine Act, requires certain manufacturers to track and report to the federal government certain payments provided to physicians and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

Since its enactment, there have been judicial, Congressional, and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted.
•
In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•
In January 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition.  It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it may continue to seek new legislative and/or administrative measures to control drug costs.

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

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Marketing Authorization

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (i.e., gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV / AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health. Gene therapy products are a type of advanced therapy medicinal product (“ATMP”) in the EU. The scientific evaluation of marketing authorization applications for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (“CAT”). The CAT prepares a draft opinion on the quality, safety, and efficacy of the ATMP which is the subject of the marketing authorization application, which is sent for final approval to the CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application for an ATMP is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought.

Under the above-described procedures, before granting the MAA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Regulatory exclusivity

In the EU, innovative products authorized for marketing (i.e., reference products) may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, however, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a completely independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

Orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if the following criteria are fulfilled: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The aforementioned EU rules are generally applicable in the EEA.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need, i.e., there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must show potential to benefit patients with unmet medical needs based on early clinical data. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation is open until 14 March 2022.

Human Capital

As of December 31, 2021, we had 151 full-time employees, of whom 148 were located in the United States, two in Spain and one in Switzerland. We also leverage temporary workers to provide flexibility for our business needs. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Throughout 2021 and into 2022, COVID-19 has spread extensively throughout the world and in the United States. In response to the spread of COVID-19 and its variants, most of our corporate employees converted to working remotely part-time, with a smaller number of employees whose roles require them to be on-site full-time working at our Cranbury, NJ facility.

As a result of the ongoing COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources from the conduct of clinical trials such as patient follow up visits, the diversion of hospitals ability to serve as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	delays or difficulties in the buildout of our in-house manufacturing;
•	delays or difficulties in securing manufacturing slots or materials;
•	delays or difficulties in advancing preclinical research requiring in-person laboratory work at our facility at academic partners or contract research facilities; and
•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines.

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

The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the identification of new variants of the virus, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Risks Related to Our Financial Condition and Capital Needs

Risks Related to Our Financial Condition

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce, or eliminate our product development programs or commercial development efforts.

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

We have incurred net losses since our inception. We incurred net losses of $169.1 million, $139.7 million and $77.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $491.9 million. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs, buildout of our manufacturing capabilities and from general and administrative (“G&A”) costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical trials, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us continuing to incur significant losses for the foreseeable future.

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

We expect to require substantial future capital in order to expand our gene therapy platforms, advance preclinical and clinical development for our current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical activities. Also, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, particularly as we no longer qualify as an emerging growth company or smaller reporting company and are subject to certain disclosure and compliance requirements as a large accelerated filer that we were not previously subject to. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, limit or terminate our product development efforts or other operations. Furthermore, to the extent we raise additional capital by issuing equity securities, our stockholders will experience substantial additional dilution.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2021, our cash, cash equivalents and investments were $388.7 million. Our future capital requirements will depend on many factors, including:
•	the timing of enrollment, commencement, completion, and results of our preclinical studies and clinical trials;
•	costs for seeking regulatory approval for our product candidates in the U.S., Europe and other jurisdictions;
•	the production of LVV and AAV gene therapy product candidates to support preclinical and clinical needs;
•	the results of our preclinical studies for our current product candidates and any subsequent clinical trials;

•	the scope, progress, results, and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing clinical-grade and commercial-grade product to support our clinical trials and commercial launch, if approved;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of its products, should any of its product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the timing, receipt, and amount of sales of, or milestone payments related to our royalties on, current or future product candidates, if any.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:
•	completing research and preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we successfully complete clinical studies;
•	developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and product candidates;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support preclinical and clinical development and the market demand for our product candidates, if approved;

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

Our experience with clinical trials has been limited. We have initiated Rocket-sponsored clinical trials for FA, LAD-I, PKD and Danon disease, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:
•	failure of patients to enroll in the studies at the rate we expect;
•	ineffectiveness of our product candidates;
•	patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•	changes in governmental regulations or administrative actions;
•	failure to conduct studies in accordance with required clinical practices;
•	inspection of clinical study operations or study sites by the FDA, the EMA or other regulatory authorities, resulting in a clinical hold;
•	insufficient financial resources;
•	insufficient supplies of drug product to treat patients in our ongoing and planned clinical trials;
•	political unrest at domestic or foreign clinical sites;
•	a shutdown of the U.S. government, including the FDA;
•	public health crises such as pandemics and epidemics; or
•	natural disasters at any of our clinical sites.

In addition, to the extent we seek to obtain regulatory approval for our product candidates in foreign countries, our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:
•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;
•	absence in some countries of established groups with sufficient regulatory expertise for review of LVV and AAV gene therapy protocols;
•	our inability to locate qualified local partners or collaborators for such clinical trials; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic diseases with limited patient pools from which to draw for clinical studies. The process of identifying and diagnosing patients may prove costly. In some cases, potential patients may be located outside of the U.S., and immigration related issues, including government policy changes, may introduce additional delays into the enrollment process. Finally, the treatment process for our LVV programs requires that the cells be obtained from patients and then shipped to a transduction facility within the required timelines, and this may introduce unacceptable shipping-related delays to the process.

We have not completed any clinical studies of our current product candidates. Preliminary, interim or topline results in our ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

We have initiated our sponsored clinical trials for FA, LAD-I, PKD and DD but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Study designs and results from previous or ongoing studies and clinical trials are not necessarily predictive of future study or clinical trial results, and initial or interim results may not continue or be confirmed upon completion of the study or trial. Positive data may not continue or occur for subjects in our clinical studies or for any future subjects in our ongoing or future clinical studies and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. We cannot guarantee that any of these studies will ultimately be successful or that preclinical or early-stage clinical studies will support further clinical advancement or regulatory approval of our product candidates.

From time to time, we may publicly disclose interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction soon after administration which could substantially limit the effectiveness and durability of the treatment. If certain side effects are observed in testing of our potential product candidates, we may decide or be required to halt or delay further clinical development of our product candidates. The FDA or other regulatory authorities may require us to halt or delay clinical development of our product candidates for reasons unrelated to new drug-related safety events being observed.  For example, our Phase 1 clinical trial of RP-A501 for the treatment of Danon Disease was placed on clinical hold by the FDA in May of 2021 following a thrombotic microangiopathy event believed to be due to immune-mediated complement activation. We modified the study protocol and other supporting documents with revised guidelines for patient selection and safety management. The clinical hold was lifted in August 2021.

In addition to side effects caused by the product candidate, the administration process or related procedures associated with a given product candidate also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. Under certain circumstances, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Moreover, if we elect or are required, to not initiate or to delay, suspend or terminate any ongoing or future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, based on the recommendation of the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and either (i) such condition affects not more than 5 in 10,000 persons in the European Union; or (ii) without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. In either case, the applicant for orphan designation must also demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the product must be of significant benefit compared to products available for the condition.

We have received orphan designation from the FDA and the European Commission for RP-L102 for the treatment of Fanconi Anemia, for RP-L201 for the treatment of Leukocyte Adhesion Deficiency-1, for RP-L301 for the treatment of Pyruvate Kinase Deficiency, and FDA orphan drug designation for RP-A501 for treatment of Danon Disease and RP-401 for the treatment of Infantile Malignant Osteopetrosis. To date, we have not requested orphan drug designation (or the foreign equivalent) for any other product candidates, and even if we do in the future there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug (or “similar medicinal product” in the EEA, which is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA may further reevaluate its regulations and policies related to orphan designation and orphan drug exclusivity. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

A Fast Track or regenerative medicine advanced therapy, or RMAT, designation by the FDA, or a PRIority MEdicines, or PRIME, designation by the EMA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We have received fast track designation for RP-A501 for Danon disease, RP-L102 for FA, RP-L201 for LAD-I and RP-L301 for PKD, and we may seek Fast Track designation for future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in fast-track development may qualify for priority review under the policies and procedures offered by the FDA.

A company may request RMAT designation of its product candidate, and FDA may grant such designation if the product meets the following criteria: (i) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. We have received RMAT designation for RP-L102 for FA and RP-L201 for LAD-I. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of trials to additional sites.

PRIME designation is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME designation, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. We have received PRIME designation for RP-L102 for FA and RP-L201 for LAD-I. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

The FDA has broad discretion whether or not to grant Fast Track or RMAT designation, and the EMA has broad discretion whether or not to grant PRIME designation, so even if we believe a particular product candidate is eligible for such designations, there can be no assurance that the FDA or EMA would decide to grant it. Even if we do receive Fast Track, RMAT or PRIME designation, we may not experience a faster development process, review or approval compared to conventional development, review, and approval timelines, and receiving a Fast Track, RMAT or PRIME designation does not change the standards for the product approval. In addition, the FDA may withdraw Fast Track or RMAT designation and the EMA may revoke PRIME designation if it believes that the designation is no longer supported by data from our clinical development program.

Accelerated approval by the FDA, and conditional approval by the EMA, may not lead to a faster development process or regulatory review and does not increase the likelihood that our product candidates will receive marketing approval. If we are not successful with this process, the development or commercialization of our product candidates for which we seek accelerated approval or conditional approval could be delayed, abandoned or become significantly more costly.

We may seek approval of our product candidates using the FDA’s accelerated approval and the EMA’s conditional approval pathways. While we may utilize trial designs to support accelerated approval, such product candidates may not be subject to faster development or regulatory review timelines.

A product may be eligible for accelerated approval by the FDA if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may impose specific obligations with defined timelines, including to perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of a product. If the FDA or the EMA do not approve our product candidates for which we seek accelerated approval or conditional approval, but instead require the completion of a full Phase 3 clinical trial or trials prior to the filing of marketing applications, the development and commercialization timeline of such product candidates will be delayed. Even if we do receive accelerated approval or conditional approval, we may not ultimately receive full approval from the regulatory agencies. The additional data generated through post-marketing clinical trials may not confirm that the benefit-risk balance of any of our product candidates that receive accelerated approval is positive or the burden to further complete the obligations may become too high.

In the European Union, the conditional marketing authorization is subject to an annual renewal procedure that assesses the marketing authorization holder’s compliance with the specific obligations of the authorization. If conditions are not complied with, the EMA may decide to extend the timeline for the existing obligations, change the scope of such obligations or add new obligations, which may require additional financial resources and time. We may not be able to comply with such changes or additional obligations and may need to withdraw the marketing authorization. The EMA may also decide not to renew the conditional marketing authorization, although such measure is rarely applied in practice. An analysis of reimbursement decisions for conditionally authorized medicines in the European Union has shown some delays in the timeline for reaching a positive health technology recommendation. If this happens for any product candidate for which we seek conditional approval, it may delay the timing and success of the commercialization of such product. Finally, if new data obtained from fulfilment of the conditions of the conditional authorization or otherwise show that our product’s benefits no longer outweigh its risks, the EMA can take regulatory action, such as suspending or revoking the conditional marketing authorization.

We have received rare pediatric disease designation for RP-A501 for Danon disease, RP-L102 for FA, and RP-L201 for LAD-I. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We have received rare pediatric disease designation for RP-A501 for Danon disease, RP-L102 for FA, and RP-L201 for LAD-I. Designation of a biological product as a product for a rare pediatric disease does not guarantee that a BLA for such biological product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease priority review voucher in our original BLA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a BLA for any such product candidates, if approved, does not meet the eligibility criteria for a priority review voucher.

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

Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory obligations and continued regulatory scrutiny.

Even if we obtain regulatory approval in a jurisdiction, we will remain subject to ongoing regulatory obligations and continued regulatory scrutiny. The applicable regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions once a product candidate is approved. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP, and current good tissue practice, as well as adherence to commitments made in the BLA. For certain commercial prescription biological products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If we or a regulatory agency discover previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

If approved, our product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled, “Business — Government Regulation — Healthcare Legislative Reform”.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe and/or the United Kingdom.

We currently have clinical trial sites in the United Kingdom, contract laboratories in the United Kingdom conducting testing for our global clinical trials, and other collaborators and potential collaborators in the United Kingdom and throughout Europe. Pursuant to Article 50 of the Treaty on EU, the UK ceased being a Member State of the EU on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK reached a trade agreement with the European Union on December 24, 2020, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products will be required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. See the section entitled, “Business — Government Regulation — Anti-Kickback and False Claims Laws and Other Regulatory Matters”.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which introduces strict requirements for processing all personal data and imposes even more stringent requirements for certain categories of sensitive information, including health related information. The GDPR increases the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as health information, imposes heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could affect our business operations if compliance becomes substantially more costly than under current requirements.

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

In the United States, there are numerous privacy laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, provides Californian consumers (as defined under the CCPA)  with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Certain states, including Colorado and Virginia, have enacted laws similar to the CCPA and many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”), and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Further, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, or PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

It is possible that privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Further, any failure by our third-party collaborators, service providers, contractors or consultants to comply with applicable law, regulations or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.

We may also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We also face a threat of consumer class actions related to these laws and the overall protection of personal information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

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

Our product candidates require processing steps that are more complex than those required for small molecule pharmaceuticals. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

         Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to complete our clinical trials in a timely manner or meet market demand for our products. Additionally, should our manufacturing agreements with third parties be terminated for any reason, there may be a limited number of manufacturers who would be suitable replacements and it could take a significant amount of time to transition the manufacturing to a replacement. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Changes to the manufacturing process or the transfer or setup of new manufacturing facilities could require that we conduct bridging studies before being able to proceed with either clinical or commercial manufacturing activities. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Further, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require approval before selling any products manufactured at that facility.

We are preparing our manufacturing facility for cGMP manufacturing. We have no experience in manufacturing, and there can be no assurance that we will be able to manufacture products.

We have historically relied on third parties to manufacture supplies of our product candidates. We have completed a build-out of a new manufacturing facility in Cranbury, New Jersey, and are now preparing the facility to be ready for cGMP manufacturing in 2022.

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

Risks Related to Commercialization of our Product Candidates

Our ability to successfully develop and commercialize our product candidates will substantially depend upon the availability of reimbursement for the costs of the resulting drugs and related treatments.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all, or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by government authorities and other third-party payors, such as private health insurers and health maintenance organizations. We cannot guarantee that reimbursement will be available for any of our product candidates. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication A decision by a payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement”.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:
•	a covered benefit under its health plan;
•	safe, effective, and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

In addition, third-party payors are increasingly limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. If we are unable to obtain adequate levels of reimbursement for our product candidates, our ability to successfully market and sell our product candidates will be harmed. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important to successful commercialization of our product candidates. Inadequate reimbursement for such services may lead to physician resistance and limit our ability to market or sell our products.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Even if approved, we may not successfully commercialize our product candidates.

Our gene therapy product candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues. Even if one or more of our product candidates is approved, we may be unable to successfully commercialize our product candidates for several reasons, including:
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

The commercial success of any of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social, legal and other concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the U.S., the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically beneficial, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If any such products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and our product candidates, if approved for commercial sale, will depend on several factors, including:
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

Risks Related to Development of our Pipeline and Research and Development Activities

We may not be successful in our efforts to expand our pipeline of additional product candidates for development.

Our business model is centered on applying our expertise in rare genetic diseases by establishing focused selection criteria to develop and advance a portfolio of gene therapy product candidates through development into commercialization. We may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that our efforts to date have resulted in. Even if we are successful in continuing to expand our pipeline, any potential product candidates that we identify may not be suitable for clinical development. If we do not successfully identify, develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which would likely result in significant harm to our financial position and results of operations.

The success of our research and development activities, clinical testing and commercialization, upon which we primarily focus, is uncertain.

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates, and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2021. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D effort and our business could ultimately suffer.

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

We rely on third parties to manufacture our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know‑how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene therapy product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our or our licensing partners’ patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and therefore obtaining and enforcing biotechnology patents is costly, time-consuming, and inherently uncertain. Congress may pass patent reform legislation that is unfavorable to us.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own;
•
we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;

•
we cannot ensure that any patents issued to us, or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;

•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own, or license expire;
•	we may not develop additional proprietary technologies that are patentable;
•	the patents or intellectual property rights of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Risks Related to Personnel and Expansion of our Company

Risks Related to our Personnel

Our business could suffer if it loses the services of, or fails to attract, key personnel.

We are highly dependent upon the efforts of our senior management, including our Chief Executive Officer, Gaurav Shah, MD; our Chief Medical Officer and Head of Clinical Development, Jonathan Schwartz, MD; our President and Chief Operating Officer, Kinnari Patel, PharmD, MBA; and our Chief Financial Officer, Carlos Garcia-Parada. The loss of the services of these individuals and other members of our senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Our employment arrangements with the key personnel are “at-will.” We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our operations, and we may be unsuccessful in attracting and retaining these personnel.

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained during clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation or could cause regulatory agencies not to approve our product candidates. We have a code of business ethics and conduct applicable to all employees, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we endeavor to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We engage in various commercial relationships outside the U.S., and we may commercialize our product candidates outside of the U.S. In many foreign countries, it is common for others to engage in business practices that are prohibited by U.S. laws and regulations applicable to us, including the Foreign Corrupt Practices Act. Although we may implement policies and procedures specifically designed to comply with these laws and policies, there can be no assurance that our employees, contractors, and agents will comply with these laws and policies. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be harmed.

We may be, and to the extent we commercialize our product candidates outside the United States, expect to be subject to various risks associated with operating internationally, including:
•	different regulatory requirements for approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires, public health crises such as pandemics and epidemics, or from economic or political instability;

•
compliance with foreign laws, regulations, standards, and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation (“GDPR”); and

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

•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with any acquired company, including claims from terminated employees, customers, former stockholders or other third parties

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

RTW Investments, LP (“RTW”), in the aggregate, beneficially owns approximately 25.2% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Other Risks Related to Our Business

As of December 31, 2020, we were no longer an “emerging growth company,” as defined in the JOBS Act. or a “smaller reporting company” as defined in the Exchange Act and were a “large accelerated filer” which subjects us to increased disclosure and compliance requirements.

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not historically apply to us due to our prior status as an emerging growth company. These requirements include, but are not limited to:
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

We expect that continued compliance with the requirements of being a large accelerated filer may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Beginning in 2020, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Pursuant to Section 404 our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements may increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our internal computer systems and those of our current and any future collaborators and other consultants and contractors are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, data breaches, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

Corporate Headquarters, R&D and GMP Manufacturing Facility

Rocket’s corporate headquarters is located in Cranbury, New Jersey, in a leased facility consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (cGMP) manufacturing to support our pipeline. A smaller area within this facility was originally leased in August 2018, and the lease was amended in June 2019 to include the full building (such lease, as amended, the NJ Lease Agreement) The NJ Lease Agreement has an initial term which ends in 2034, with an option to renew for an additional two consecutive five-year renewal terms. In addition, we lease space in New York, New York at the Empire State Building, which consists of approximately 6,600 square feet of office space under a lease that expires in July 2024.  Rocket leases an additional 4,666 square feet storage facility in Dayton, New Jersey.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “RCKT” and on the Nasdaq Biotechnology Index (Nasdaq: NBI). On February 22, 2022, the last reported sale price for our common stock on the Nasdaq Global Market was $17.91 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2021 with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2017 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

As of February 22, 2022, there were 15 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We completed a reverse merger which closed on January 4, 2018. The stock performance information prior to January 4, 2018, represents the share price of our predecessor company Inotek Pharmaceuticals Corporation prior to the reverse merger as adjusted for a 4 for 1 reverse split completed upon the reverse merger.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2021.

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Rocket’s financial statements with a narrative from the perspective of management. Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

Introduction

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in potentially registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

Recent Developments

On April 26, 2021, we redeemed in full our 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 million remaining principal amount of the 2022 Convertible Notes converted such notes into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. As of December 31, 2021, there were no 2022 Convertible Notes outstanding.

On August 2, 2021, holders of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares of common stock. As of December 31, 2021, there were no 2021 Convertible Notes outstanding.

On August 27, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a fund affiliated with RTW Investments, LP, our largest shareholder (the “Purchaser”), pursuant to which we agreed to sell and issue to the Purchaser, in a private placement (the “Private Placement”), 812,516 shares of our common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million after deducting estimated offering expenses payable. The Private Placement closed on August 31, 2021.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2021, we raised net cash proceeds of approximately $680.5 million from investors through both equity and convertible debt financing to fund operating activities.

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

The following table of R&D expenses tracked on a program-by-program basis as well as by type and nature of our expense for our product candidates for the years ended December 31, 2021 and 2020.   For the year ended December 31, 2019, we did not track expenses by program.

	For the Years Ended December 31,
	2021	2020
Direct Expenses:
Danon Disease (AAV) RP-A501	$15,804	$18,459
Leukocyte Adhesion Deficiency (LVV) RP-L201	24,222	5,531
Fanconi Anemia (LVV) RP-L102	15,453	15,015
Pyruvate Kinase Deficiency (LVV) RP-L301	4,206	4,990
Infantile Malignant Osteopetrosis (LVV) RP-L401 (1)	2,236	2,057
Other product candidates	4,576	1,321
Total direct expenses	66,496	47,373
Unallocated Expenses
Employee compensation	20,780	14,137
Non-cash R&D expense related to the issuance of warrants	12,781	26,562
Stock based compensation expense	11,954	7,121
Depreciation and amortization expense	5,130	2,770
Laboratory and related expenses	3,359	4,240
Legal and patent fees	15	96
Professional Fees	1,797	1,443
Other expenses	3,164	1,696
Total other research and development expenses	58,979	58,066
Total research and development expense	$125,476	$105,438

(1) Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators.

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

Interest Expense

Interest expense is related to the 2021 Convertible Notes, which were converted into common stock on August 2, 2021, the 2022 Convertible Notes, which were redeemed and converted into common stock in April 2021, and our financing lease obligation for the Cranbury, NJ facility.

Interest Income

Interest income is related to interest earned from investments and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$125,476	$105,438	$20,038
General and administrative	41,772	28,865	12,907
Total operating expenses	167,248	134,303	32,945
Loss from operations	(167,248)	(134,303)	(32,945)
Research and development incentives	1,000	-	1,000
Interest expense	(2,977)	(6,967)	3,990
Interest and other income, net	3,068	2,150	918
(Amortization of premium) accretion of discount on investments - net	(2,912)	(580)	(2,332)
Total other expense, net	(1,821)	(5,397)	3,576
Net loss	$(169,069)	$(139,700)	$(29,369)

Research and Development Expenses

R&D expenses increased $20.0 million to $125.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in manufacturing and development costs of $14.8 million, an increase in compensation and benefits of $6.6 million due to increased R&D headcount, an increase in non-cash stock compensation expense of $4.8 million, an increase in lab supplies and office expense of $2.9 million, an increase in depreciation and amortization of $1.9 million, offset by a decrease in new research agreements of $13.8 million in non-cash expenses due to the issuance of warrants in December 2020 and August and December 2021.

General and Administrative Expenses

G&A expenses increased $12.9 million to $41.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increases in G&A expenses were primarily driven by an increase in non-cash stock compensation expense of $5.8 million, an increase in compensation and benefits of $1.8 million due to increased G&A headcount, an increase in office and administrative costs of $2.5 million due to increased insurance costs, an increase in commercial preparation expenses of $2.2 million, offset by a decrease in debt conversion expense recorded for the year ended December 31, 2020 of $2.0 million due to the refinancing of the 2021 Convertible Notes in February 2020.  There were no debt conversion expenses recorded for the year ended December 31, 2021.

Other Expense, Net

Other expense, net was $1.8 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020. The change was primarily due to reduced interest expense associated with the 2022 Convertible Notes which were fully redeemed in April 2021 and the 2021 Convertible Notes which were converted in August 2021, as well as a decrease of $2.3 million in accretion income related to our investments, due to lower interest rates for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$105,438	$57,907	$47,531
General and administrative	28,865	18,244	10,621
Total operating expenses	134,303	76,151	58,152
Loss from operations	(134,303)	(76,151)	(58,152)
Research and development incentives	-	250	(250)
Interest expense	(6,967)	(5,958)	(1,009)
Interest and other income, net	2,150	3,414	(1,264)
(Amortization of premium) accretion of discount on investments - net	(580)	1,175	(1,755)
Total other expense, net	(5,397)	(1,119)	(4,278)
Net loss	$(139,700)	$(77,270)	$(62,430)

Research and Development Expenses

R&D expenses increased $47.5 million to $105.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily the result of an increase in new research agreements totaling $26.6 million in non-cash R&D expenses due to the issuance of a warrant in December 2020, an increase in manufacturing consumables of $5.5 million, an increase in compensation expense of $6.2 million due to increased R&D headcount; an increase in clinical trials expense of $3.9 million, an increase in amortization expense related to the Cranbury, NJ lease of $1.7 million, and an increase in lab supplies of $2.0 million, offset by the CIRM grant of $1.1 million which was offset against LAD-1 R&D expenses, and a decrease in research agreements of $0.6 million primarily due to the $1.4 million license payment for the Stanford University’s Laboratory for Cell and Gene Therapy (“LCGM”) facility made in 2019.

General and Administrative Expenses

G&A expenses increased $10.6 million to $28.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in G&A expenses was primarily driven by fees of $2.0 million incurred in connection with the February and June 2020 convertible notes exchange, an increase in non-cash stock compensation expense of $4.2 million, an increase in compensation and benefits of $2.5 million due to increased G&A headcount and an increase in office and administrative expense of $1.0 million due primarily to increased insurance expense for the year ended December 31, 2020 as compared to 2019.

Other Expense, Net

Other expense, net was $5.4 million for the year ended December 31, 2020 compared to other expense, net of $1.1 million for the year ended December 31, 2019. The change was primarily due to a decrease in interest income related to our investments of $2.8 million due to lower interest rates, an increase in interest expense of $1.0 million, and a decrease in research and development incentives due to the receipt of the New York City biotech tax credit in 2019, which was phased out by New York City and did not reoccur in 2020.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $169.1 million, $139.7 million, and $77.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We have experienced negative cash flows from operations and has an accumulated deficit of $491.9 million as of December 31, 2021. As of December 31, 2021, we had $388.7 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have funded our operations primarily through the sale of its equity and debt securities.

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded us up to $6.5 million under a CLIN2 grant award to support the clinical development of gene therapy for LAD-I. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, we received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, we met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. We received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. As of December 31, 2021 we did not meet the next milestone and therefore no receivable has been recorded.

On November 12, 2020, the CIRM awarded us up to $3.7 million under a CLIN2 grant award to support the clinical development of our lentiviral vector (LVV)-based gene therapy, RP-L401, for the treatment of IMO. We received $1.0 million pursuant to the grant on January 4, 2021 related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of R&D expenses of $0.9 million as of December 31, 2020. We recorded a reduction of research and development expense of $0.1 million for the year ended December 31, 2021. As of December 31, 2021, we did not meet the next milestone and no receivable has been recorded.

In the longer term, our future viability is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.

Convertible Notes Payable

On January 4, 2018, in connection with the reverse merger with Inotek, Inotek’s obligations under its outstanding convertible notes, with an aggregate principal value of $52.0 million, were assumed by us (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and matured on August 1, 2021 (“Maturity Date”). The 2021 Convertible Notes were unsecured and accrued interest at a rate of 5.75% per annum. Each holder of a 2021 Convertible Note (the “Holder”) had the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by them at a conversion rate of 31.1876 shares of our common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share.

On February 20, 2020 and June 5, 2020, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, we exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes (representing approximately 76% of the aggregate outstanding principal amount of the 2021 Convertible Notes) for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”) (an exchange ratio equal to 1.00 2022 Convertible Note per exchanged 2021 Convertible Note) and (b) $0.1 million to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from February 1, 2020, to February 20, 2020, the closing date of the February 20, 2020 exchange transactions. Additionally, we repurchased 3,000 shares of our common stock that have been retired for an aggregate amount of $72 from certain holders of the 2021 Convertible Notes participating in the exchange transactions in privately negotiated, private transactions.

Also pursuant to the Exchange Agreements, on June 12, 2020, we exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of our newly issued 2022 Convertible Notes (an exchange ratio equal to 1.00 2022 Convertible Notes per exchanged 2021 Convertible Notes) and (b) approximately $11 to pay the accrued and unpaid interest on the exchanged 2021 Convertible Notes from, and including, February 1, 2020, to, but excluding, the closing date of the exchange transaction, adjusted to take into account the unearned accrued interest on the 2022 Convertible Notes from, and including, February 20, 2020, to, but excluding, the closing date of the exchange transaction.

In December, 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes were converted into 298,562 shares of common stock.

On April 26, 2021, we called for the redemption of the remaining $38.4 million principal amount of the 2022 Convertible Notes as our stock price traded above the Conversion Rate for at least 20 trading days during a 30-day consecutive trading period.  On April 26, 2021, we redeemed in full the 2022 Convertible Notes prior to the redemption date.  Holders of approximately $38.4 million remaining principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the Exchange Agreements into approximately 1.3 million shares of our common stock and cash in lieu of fractional shares. As of December 31, 2021, there were no 2022 Convertible Notes outstanding.

On August 2, 2021, holders of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares of our common stock. As of December 31, 2021, there were no 2021 Convertible Notes  outstanding.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to income taxes and lease arrangements are provided in “Item 8. Financial Statements”, “Note 11. Income Taxes” and “Note 12. Commitments and Contingencies”, respectively.

We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
Cash used in operating activities	$(121,163)	$(74,640)	$(64,663)
Cash provided by (used in) investing activities	18,853	(96,591)	(39,011)
Cash provided by financing activities	37,681	282,989	177,791
Net change in cash, cash equivalents and restricted cash	$(64,629)	$111,758	$74,117

Net Cash Used in Operating Activities

During the year ended December 31, 2021, operating activities used $121.2 million of cash, primarily resulting from our net loss of $169.1 million and net changes in our operating assets and liabilities of $3.4 million, partially offset by net non-cash charges of $51.3 million, including expenses in connection with the issuance of warrant of $12.8 million, stock-based compensation expense of $29.2 million, accretion of discount on investments of $2.9 million and depreciation and amortization expense of $5.4 million. Changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a decrease in accounts payable and accrued expenses of $4.8 million and a decrease in prepaid expenses and other assets of $1.3 million.

During the year ended December 31, 2020, operating activities used $74.6 million of cash, primarily resulting from our net loss of $139.7 million and net changes in our operating assets and liabilities of $15.0 million, partially offset by net non-cash charges of $50.0 million, including expenses in connection with the issuance of warrants of $26.6 million, stock-based compensation expense of $18.6 million and accretion of discount on convertible notes of $2.8 million. Changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of an increase in finance lease liability of $5.6 million, an increase in accounts payable and accrued expenses of $6.4 million and an increase in prepaid expenses and other assets of $1.5 million.

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

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $18.9 million, consisting of proceeds of $272.4 million from the maturities of investments, offset by purchases of investments of $245.9 million, and purchases of property and equipment of $7.6 million.

During the year ended December 31, 2020, net cash used in investing activities was $96.6 million, consisting of proceeds of $141.8 million from the maturities of investments, offset by purchases of investments of $209.3 million, purchases of property and equipment of $20.6 million, and payments made to acquire right of use asset of $8.5 million.

During the year ended December 31, 2019, net cash used in investing activities was $39.0 million, consisting primarily of purchases of property and equipment which is considered construction in progress of $23.3 million related primarily to our Cranbury, New Jersey facility, and investment purchases of $184.3 million offset by proceeds of $168.6 million from the maturities of investments.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $37.7 million, consisting of proceeds from the issuance of common stock related to the August 2021 Private Placement and issuance of common stock, pursuant to exercises of stock options.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in in conformity with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates as a result of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report. We consider the most critical accounting policies to be those related to our Accrued Research and Development Expenses.

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

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We measure the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as expected volatility and expected term.  These assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

We classify stock-based compensation expense in our statement of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified. The Company recognizes compensation expense for at least the portion of awards that are vested. Forfeitures are accounted for as they occur.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial and accounting officers concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III. — OTHER INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

Our independent public accounting firm is EisnerAmper LLP, New York, New York, PCAOB Auditor ID 274.

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

(3)  Exhibits:

Exhibit Number	Exhibit Index Description of Exhibit

2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2017, and incorporated herein by reference)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015, and incorporated herein by reference)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective June 25, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019, and incorporated herein by reference)

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (Filed as Exhibit 3.4 to the Company’s registration statement on Form 8-A/A, as amended (001-36829), filed with the SEC on January 11, 2018, and incorporated herein by reference)

4.1
Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference)

4.2	Description of Securities (Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)
10.1#
2004 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference)

10.2#
Rocket Pharmaceuticals, Inc. Second Amended and Restated 2014 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2018, and incorporated herein by reference)

10.3#
Form of Incentive Stock Option Agreement (Employees) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.4#
Form of Non-Qualified Stock Option Agreement (Employees) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.5#
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.6#
Form of Non-Qualified Stock Option Agreement (Consultants) (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.6.1#
Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.7#
Rocket Pharmaceuticals, Ltd. 2015 Share Option Plan (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 7, 2018, and incorporated herein by reference)

10.8#
Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference)

10.9#
Amendment to Offer Letter, effective as of September 1, 2017, by and between Inotek and David Southwell (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 1, 2017, and incorporated herein by reference)

10.10#*	Offer Letter, dated September 29, 2017, by and between the Registrant and Raj Prabhakar.
10.11#
Offer Letter, dated November 25, 2020, by and between the registrant and Carlos Garcia-Parada. (Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.12#*	Offer Letter, dated April 29, 2021, by and between the registrant and Isabel Carmona.
10.13**
Amended and Restated Lease Agreement, dated as of June 26, 2019, by and between Rocket Pharmaceuticals, Inc. and Cedar Brook 12 Corporate Center, L.P. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 8, 2018, and incorporated herein by reference)

10.14#
Rocket Pharmaceuticals, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 8-K (001-36829), filed with the SEC on March 7, 2018, and incorporated herein by reference)

10.15#
Form of Indemnification Agreement, to be entered into between the Registrant and its directors (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference)

10.16#
Form of Indemnification Agreement, to be entered into between the Registrant and its officers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018, and incorporated herein by reference)

10.17#
Form of Severance and Change of Control Agreements, to be entered into between the Registrant and certain of its officers (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.20
Agreement of Lease, dated as of June 6, 2018, by and between Rocket Pharmaceuticals, Inc. and ESRT Empire State Building, L.L.C., (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.22†
License Agreement, dated as of November 19, 2018, by and between Rocket Pharmaceuticals, Ltd. and REGENXBIO Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 8, 2019, and incorporated herein by reference)

10.23
Warrant to Purchase Shares of Common Stock, dated as of December 21, 2020, by and between the Registrant and Neptune Consulting, LLC. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.24
Warrant to Purchase Shares of Series Preferred Stock, dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.25
Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.26*	Warrant to Purchase Shares of Common Stock, dated as of December 17, 2021, by and between the Registrant and Neptune Consulting, LLC. (First Indication)
10.27*	Warrant to Purchase Shares of Common Stock, dated as of December 17, 2021, by and between the Registrant and Neptune Consulting, LLC. (Second Indication)
10.28
Securities Purchase Agreement, dated as of August 27, 2021, by and among Rocket Pharmaceuticals, Inc., and each of those persons listed as a Purchaser on the Schedule of Purchasers attached as Schedule I thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on August 30, 2021, and incorporated herein by reference)

10.29
Registration Rights Agreement, dated as of August 27, 2021, by and among Rocket Pharmaceuticals, Inc., and each of those persons listed as an Investor on the Schedule of Inventors attached as Schedule A thereto (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on August 30, 2021, and incorporated herein by reference).

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

†
The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10- K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rocket Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Rocket Pharmaceuticals, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cranbury, State of New Jersey, on February 28, 2022.

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

Name	Title	Date

/s/ Gaurav Shah, MD	Chief Executive Officer and Director	February 28, 2022
Gaurav Shah, MD	(Principal Executive Officer)

/s/ Carlos Garcia-Parada, MBA	Chief Financial Officer	February 28, 2022
Carlos Garcia-Parada	(Principal Financial Officer)

/s/ John C. Militello	VP, Finance, Senior Controller & Treasurer	February 28, 2022
John C. Militello	(Principal Accounting Officer)

/s/ Carsten Boess	Director	February 28, 2022
Carsten Boess

/s/ Pedro Granadillo	Director	February 28, 2022
Pedro Granadillo

/s/ Gotham Makker, MD	Director	February 28, 2022
Gotham Makker, MD

/s/ David P. Southwell	Director	February 28, 2022
David P. Southwell

/s/ Roderick Wong, MD	Director	February 28, 2022
Roderick Wong, MD

/s/ Naveen Yalamanchi, MD	Director	February 28, 2022
Naveen Yalamanchi, MD

/s/ Elisabeth Björk	Director	February 28, 2022
Elisabeth Björk

Rocket Pharmaceuticals, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Accruals for research and development expenses

As disclosed in Note 3 to the consolidated financial statements, the Company estimates accrued research and development expenses for existing contracts, evaluates and identifies services that have been performed for the Company, estimates the level of service performed and the associated costs incurred for the services when not yet invoiced or otherwise notified of the actual costs, and evaluates contractual milestones reached. The Company estimates costs on clinical trials in progress based on the services received and efforts expended pursuant to contracts with multiple contract research organizations (CROs), investigative sites in connection with clinical trials, and contract manufacturing organizations (CMOs). The accrued research and development expenses as of December 31, 2021 were approximately $12 million.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the determination of estimates of the research and development accruals, including controls over inputs used by management to make the estimates and the completeness and accuracy of the data used in the estimates. Our audit procedures also included inspection of a sample of contracts, invoices and payments, confirmation of total payments made by the Company and the amount owed by the Company as of December 31, 2021 for a sample of third-party research and development vendors, comparing the Company’s estimates of progress to the contracts, statements of work, data confirmed by third party vendors, invoices and payments to the resulting accruals.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP
Iselin, New Jersey
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rocket Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
February 28, 2022

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$232,694	$297,098
Investments	156,046	185,621
Prepaid expenses and other current assets	3,319	4,626
Total current assets	392,059	487,345
Property and equipment, net	22,299	19,206
Goodwill	30,815	30,815
Restricted cash	1,343	1,568
Deposits	455	455
Operating lease right-of-use assets	1,569	914
Finance lease right-of-use asset	48,480	50,521
Total assets	$497,020	$590,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,615	$25,472
Convertible notes, net of unamortized discount, current	-	4,875
Operating lease liabilities, current	863	626
Finance lease liability, current	1,689	1,644
Total current liabilities	22,167	32,617
Convertible notes, net of unamortized discount, non-current	-	35,066
Operating lease liabilities, non-current	905	498
Finance lease liability, non-current	19,144	18,988
Other liabilities	80	136
Total liabilities	42,296	87,305
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 64,505,889 and 60,996,367 shares issued and outstanding at December 31, 2021 and 2020, respectively	645	610
Additional paid-in capital	946,152	825,794
Accumulated other comprehensive loss	(161)	(42)
Accumulated deficit	(491,912)	(322,843)
Total stockholders’ equity	454,724	503,519
Total liabilities and stockholders’ equity	$497,020	$590,824

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019

Revenue	$-	$-	$-

Operating expenses:
Research and development	125,476	105,438	57,907
General and administrative	41,772	28,865	18,244
Total operating expenses	167,248	134,303	76,151
Loss from operations	(167,248)	(134,303)	(76,151)
Research and development incentives	1,000	-	250
Interest expense	(2,977)	(6,967)	(5,958)
Interest and other income, net	3,068	2,150	3,414
(Amortization of premium) accretion of discount on investments - net	(2,912)	(580)	1,175
Net loss	$(169,069)	$(139,700)	$(77,270)
Net loss per share attributable to common stockholders - basic and diluted	$(2.67)	$(2.52)	$(1.58)
Weighted-average common shares outstanding - basic and diluted	63,235,417	55,380,740	49,010,358

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019

Net loss	$(169,069)	$(139,700)	$(77,270)
Other comprehensive loss
Net unrealized (loss) gain on investments	(119)	(62)	147
Total comprehensive loss	$(169,188)	$(139,762)	$(77,123)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock			Additional	Accumulated Other		Total
	Shares	Amount	Treasury Stock	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	45,194,736	$452	$(668)	$300,253	$(127)	$(105,873)	$194,037
Issuance of common stock, net of issuance costs	9,568,000	96	-	177,664	-	-	177,760
Issuance of common stock pursuant to exercise of stock options	110,325	1	-	30	-	-	31
Treasury stock purchases	-	-	(725)	(1)	-	-	(726)
Issuance of treasury stock pursuant to exercise of stock options	-	-	(397)	-	-	-	(397)
Retirement of treasury stock	(100,000)	(1)	1,393	(1,392)	-	-	-
Sale of treasury stock	-	-	344	-	-	-	344
Unrealized comprehensive gain on investments	-	-	-	-	147	-	147
Share-based compensation	-	-	-	13,371	-	-	13,371
Net loss	-	-	-	-	-	(77,270)	(77,270)
Balance at December 31, 2019	54,773,061	548	(53)	489,925	20	(183,143)	307,297
Issuance of common stock, net of issuance costs	5,339,286	53	-	280,710	-	-	280,763
Issuance of common stock pursuant to exercise of stock options	586,857	6	-	2,552	-	-	2,558
Issuance of common stock pursuant to exercise of warrant	1,601	-	-	-	-	-	-
Issuance of common stock pursuant to conversion of notes	298,562	3	-	7,626	-	-	7,629
Issuance of warrants	-	-	-	26,562	-	-	26,562
Stock repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	667	(76)	-	-	591
Issuance of treasury stock pursuant to exercise of stock options	-	-	(614)	-	-	-	(614)
Unrealized comprehensive loss on marketable securities	-	-	-	-	(62)	-	(62)
Share-based compensation	-	-	-	18,567	-	-	18,567
Net loss	-	-	-	-	-	(139,700)	(139,700)
Balance at December 31, 2020	60,996,367	610	-	825,794	(42)	(322,843)	503,519
Issuance of common stock pursuant to exercise of stock options	1,209,960	12	-	11,315	-	-	11,327
Issuance of common stock pursuant to conversion of notes	1,487,046	15	-	40,679	-	-	40,694
Issuance of common stock, net of issuance costs	812,516	8	-	26,346	-	-	26,354
Issuance of warrants	-	-	-	12,781	-	-	12,781
Unrealized comprehensive loss on investments	-	-	-	-	(119)	-	(119)
Share-based compensation	-	-	-	29,237	-	-	29,237
Net loss	-	-	-	-	-	(169,069)	(169,069)
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(169,069)	$(139,700)	$(77,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	753	2,758	3,602
Depreciation and amortization of property and equipment	3,240	1,145	426
Amortization of right of use asset	2,133	5,105	-
Write down of property and equipment, net	261	419	-
Stock-based compensation	29,237	18,567	13,371
Expense in connection with warrant issuances	12,781	26,562	-
Accretion of discount (amortization of premium) on investments, net	2,887	580	(1,066)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,307	(1,517)	(917)
Accounts payable and accrued expenses	(4,827)	11,015	(2,722)
Operating lease liabilities	(11)	(139)	(87)
Finance lease liability	201	452	-
Other long term liabilities	(56)	113	-
Net cash used in operating activities	(121,163)	(74,640)	(64,663)
Investing activities:
Purchases of investments	(245,875)	(209,343)	(184,298)
Proceeds from maturities of investments	272,443	141,811	168,556
Payments made to acquire right of use asset	(95)	(8,452)	-
Purchases of property and equipment	(7,620)	(20,607)	(23,269)
Net cash provided by (used in) investing activities	18,853	(96,591)	(39,011)
Financing activities:
Issuance of common stock, net of issuance costs	26,354	280,763	177,760
Issuance of common stock, pursuant to exercise of stock options	11,327	2,558	31
Common stock repurchase	-	(72)	-
Proceeds from sale of treasury stock	-	591	344
Payment of withholding tax on option exercises	-	(614)	(344)
Convertible notes refinancing costs to the lender	-	(237)	-
Net cash provided by financing activities	37,681	282,989	177,791
Net change in cash, cash equivalents and restricted cash	(64,629)	111,758	74,117
Cash, cash equivalents and restricted cash at beginning of period	298,666	186,908	112,791
Cash, cash equivalents and restricted cash at end of period	$234,037	$298,666	$186,908

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$728	$1,756	$4,650
Retirement of treasury stock	$-	$-	$1,393
Treasury stock purchases paid in prior year	$-	$-	$726
Withholding tax payable on shares withheld in treasury stock	$-	$-	$53
Unrealized (loss) gain on investments	$(119)	$(62)	$147
Conversion of 2021 and 2022 convertible notes into common stock	$40,694	$7,629	$-
Finance lease right of use asset and lease liability	$-	$20,179	$-
Reclassification of construction in process to finance right of use asset	$98	$26,465	$-
Supplemental cash flow information:
Cash paid for interest	$148	$2,960	$2,990
Cash paid for income taxes	$-	$-	$26

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.	Nature of Business and Basis of Presentation

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”)  is a clinical-stage, multi-platform biotechnology company focused on the development of gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. Rocket has three clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., Rocket has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. Additional discovery efforts on a gene therapy program for the less common FA subtypes C and G is ongoing. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, the Company made a decision to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators. The Company has opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

2.	Risks and Liquidity

The Company has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having no commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $491.9 million as of December 31, 2021. As of December 31, 2021, the Company has $388.7 million of cash, cash equivalents and investments. During the year ended December 31, 2021, the Company issued and sold 812,516 shares of its common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million in a private placement transaction to a fund affiliated with RTW Investments, LP., the Company’s largest shareholder (see Note 15). The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second half of 2023.

In April 2021, the Company called for the redemption of the remaining $38.4 million principal balance of the Company’s 6.25%, 2022 Convertible Senior Notes due 2022 which were converted into common stock. On August 2, 2021, holders of $5.15 million of the 2021 Convertible Notes converted the remaining $5.15 million remaining balance of the 2021 Convertible Notes into common stock (see Note 7). As of December 31, 2021, none of the 2021 Convertible Notes or 2022 Convertible Notes were outstanding.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$232,694	$297,098
Restricted cash	1,343	1,568
	$234,037	$298,666

Government Grants

Research and development expense is presented net of reimbursements from the California Institute for Regenerative Medicine (“CIRM”), which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with the CIRM conditions and will receive the reimbursement. During the years ended December 31, 2021, 2020, and 2019, the Company offset $0.1 million, $3.6 million and $1.2 million of CIRM grant funds against research and development (“R&D”) expenses (See Note 14 “CIRM Grant” for additional disclosure).

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

Investments

Investments consist of investments in United States Treasury securities and Corporate, Municipal and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on investments for the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, there was $0.1 million of net unrealized losses, $0.1 million of net unrealized losses and $0.1 million of net unrealized gains on investments, respectively.

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

The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2021, 2020 and 2019.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. The estimated useful lives are three to fifteen years. The Company capitalizes purchases of laboratory equipment, machinery and equipment, furniture and fixtures and leasehold improvements in relation to the facility at Cranbury, New Jersey, since it has been determined these assets have alternative future uses to the Company. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which is six years. Capitalized software is included in property and equipment in the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducted our long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets as of and for the years ended December 31, 2021, 2020 and 2019.

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

Foreign Currency Transactions

Certain transactions during the years ended December 31, 2021, 2020 and 2019 are denominated in Euros and British pounds. Gains and losses on foreign currency transactions were not significant for the years ended December 31, 2021, 2020 and 2019.

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

NYS Life Sciences Research and Development Tax Credit

New York State allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against their New York State Tax return for certain expenditures incurred in New York State, including applicable R&D related expenditures. The credit is recognized as research and development incentives when the eligibility and amount has been approved by New York State. During the years ended December 31, 2021, 2020 and 2019, the Company recorded research and development incentive income of $1.0 million, $0, and $0, respectively related to the NYS Life Sciences Research and Development Tax Credit.

NYC Biotechnology Tax Credit Program

New York City allowed investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against the General Corporation Tax and Unincorporated Business Tax for amounts paid or incurred for certain facilities, operations, and employee training in New York City. The credit was recognized as research and development incentives when approved by New York City of the eligibility for the credit and the credit amount. During the years ended December 31, 2021, 2020 and 2019, the Company recorded research and development incentive income of $0 million, $0, and $0.3 million, respectively related to the NYC Biotechnology Program. This program was not renewed by NYC upon its expiration at the end of 2019.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset.

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences. In accordance with ASC 740 “Income Taxes”, the Company recorded a full valuation allowance to fully offset the net deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2021 and 2020.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$179,900	$-	$-	$179,900
	179,900	-	-	179,900

Investments:
United States Treasury securities	44,045	-	-	44,045
Corporate Bonds	-	96,696	-	96,696
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,305	-	9,305
	44,045	112,001	-	156,046

	$223,945	$112,001	$-	$335,946

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$193,312	$-	$-	$193,312
United States Treasury securities	62,497	-	-	62,497
Corporate Bonds	-	501	-	501
Agency Bonds	-	8,015	-	8,015
	255,809	8,516	-	264,325

Investments:
United States Treasury securities	112,328	-	-	112,328
Corporate Bonds	-	63,710	-	63,710
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	3,583	-	3,583
	112,328	73,293	-	185,621

	$368,137	$81,809	$-	$449,946

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

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Laboratory equipment	$12,600	$7,807
Machinery and equipment	10,432	9,933
Computer equipment	218	218
Furniture and fixtures	1,963	1,880
Leasehold improvements	407	29
Internal use software	1,902	1,385
	27,522	21,252
Less: accumulated depreciation and amortization	(5,223)	(2,046)
	$22,299	$19,206

Depreciation and amortization during the years ended December 31, 2021, 2020, and 2019 was $3.2 million, $1.1 million and $0.4 million, respectively.

6.	Accounts Payable and Accrued Expenses

At December 31, 2021 and 2020, the Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Research and development	$12,082	$14,962
Property and equipment	725	1,756
Employee compensation	4,533	4,875
Accrued interest	-	1,122
Government grant payable	597	590
Professional fees	1,196	1,332
Other	482	835
	$19,615	$25,472

7.	Convertible Notes Payable

2021 Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals, Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate original principal amount of $52.0 million, (the “2021 Convertible Notes”). The 2021 Convertible Notes were issued in 2016 and were initially scheduled to mature on August 1, 2021 (the “Maturity Date”). The 2021 Convertible Notes were unsecured and accrued interest at a rate of 5.75% per annum and interest was payable semi-annually on February 1 and August 1 of each year. Each holder of the 2021 Convertible Notes (“Holder”) had the option until the close of business on the second business day immediately preceding the Maturity Date to convert all, or any portion, of the 2021 Convertible Notes held by it at a conversion rate of 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2021 Convertible Notes (the “Conversion Rate”) which is $32.08 per share.

On August 2, 2021, holders of the 2021 Convertible Notes converted the $5.15 million remaining balance of the 2021 Convertible Notes into 160,614 shares of the Company’s common. As of December 31, 2021, none of the 2021 Convertible Notes were outstanding.

2022 Convertible Notes

On February 20, 2020, and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.35 million aggregate principal amount of the 2021 Convertible Notes for (a) approximately $39.35 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”). Also pursuant to the Exchange Agreements, on June 12, 2020, the Company exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 6.25% Convertible Senior Notes due 2022.

The conversion rate for the 2022 Convertible Notes was initially 31.1876 shares of the Company’s common stock per $1.00 principal amount of 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $32.06 per share of common stock. The Company may have redeemed for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock was equal to or greater than 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.

In  December 2020, $8.5 million principal amount, representing a carrying value of $7.6 million of the 2022 Convertible Notes was converted into 298,562 shares of the Company’s common stock.

On April 26, 2021, the Company called for the redemption of the remaining $38.4 million principal amount of the 2022 Convertible Notes as the Company’s stock price traded above the Conversion Rate for at least 20 trading days during a 30-day consecutive trading period. On April 26, 2021, the Company redeemed in full the 2022 Convertible Notes prior to the redemption date. Holders of approximately $38.4 million remaining principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the Exchange Agreements into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. In accordance with ASC 470-Debt, the settlement of the 2022 Convertible Notes is accounted for as a conversion since the 2022 Convertible Notes did not include a beneficial conversion feature and the carrying amount of the 2022 Convertible Notes.

The table below summarizes the carrying value of the 2021 and 2022 Convertible Notes as of December 31, 2021 and 2020:

	2021 Notes		2022 Notes
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Principal amount	$-	$5,150	$-	$38,350
Discount	-	(275)	-	(3,284)
Carrying value	$-	$4,875	$-	$35,066

Accretion of the 2021 Convertible Notes discount was $0.3 million, $1.3 million, and $3.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Accretion of the 2022 Convertible Notes discount was $0.5 million and $1.5 million for the years ended December 31, 2021 and December 31, 2020.

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

Treasury Stock

During fiscal 2019, the Company recorded treasury stock of $0.1 million for shares withheld to pay the payroll tax liability of an option exercise which was remitted in January 2020. There was no treasury stock as of December 31, 2021 and 2020.

Private Placement

On August 27, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a fund affiliated with RTW Investments, LP, the Company’s largest shareholder (the “Purchaser”), pursuant to which the Company agreed to sell and issue to the Purchaser, in a private placement (the “Private Placement”), 812,516 shares of the Company’s common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million after deducting estimated offering expenses payable. The Private Placement closed on August 31, 2021.

Public Offerings

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

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Years Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.83%	1.00%	2.26%
Expected term (in years)	5.84	5.84	5.81
Expected volatility	69.27%	76.98%	75.71%
Expected dividend yield	0.00%	0.00%	0.00%
Exercise price	$51.20	$22.96	$14.47
Fair value of common stock	$51.20	$22.96	$14.47

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020, under the Revised 2014 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2019	9,763,541	$5.95	6.96	$164,021
Granted	2,193,546	22.96	8.97
Exercised	(586,857)	4.82		13,494
Cancelled	(319,299)	15.82
Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079
Granted	1,671,759	51.20	8.58
Exercised	(1,209,960)	9.32		54,487
Cancelled	(368,969)	35.87
Outstanding as of December 31, 2021	11,143,761	$14.51	5.95	$128,817

Options vested and exercisable as of December 31, 2021	8,692,898	$7.31	5.11	$127,571
Options unvested as of December 31, 2021	2,450,863	$40.01	8.93

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $31.07, $15.10, and $9.58, respectively.

The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $22.6 million, $15.6 million and $63.1 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized by award type is as follows:

	Years Ended December 31,
	2021	2020	2019

Stock options	$28,811	$18,527	$13,371
Restricted stock units	426	40	-
Total share based compensation expense	$29,237	$18,567	$13,371

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Years Ended December 31,
	2021	2020	2019

Research and development	$11,954	$7,355	$6,153
General and administrative	17,283	11,212	7,218
Total share based compensation expense	$29,237	$18,567	$13,371

As of December 31, 2021 and 2020, the Company had an aggregate of $46.3 million and $30.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 1.8 years and 2.1 years, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes our RSU activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2019	-	$-
Granted	20,000	25.06
Exercised	-
Forfeited	-
Unvested as of December 31, 2020	20,000	25.06
Granted	3,500	62.32
Exercised	-
Forfeited	-
Unvested as of December 31, 2021	23,500	30.61

The intrinsic value of RSU’s vested during the years ended December 31, 2021 and 2020 was $0.4 million and $0.5 million.

As of December 31, 2021, there was approximately $0.5 million of unrecognized compensation cost related to RSU’s granted. This amount is expected to be recognized over a weighted average period of 2.8 years.

Warrants

A summary of the warrants outstanding at December 31, 2021 is as follows:

Price	Outstanding	Grant Date	Expiration Date
24.42	7,051	June 28, 2013	June 28, 2023
57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
Total	1,218,038

The following table below is the summary of changes in warrants to purchase common stock for the years ended December 31, 2021 and 2020:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share

Balance as of December 31, 2019	14,102	$24.42
Granted	603,386	$57.11
Exercised	(7,051)	$-
Balance as of December 31, 2020	610,437
Granted August 2021	301,291	$33.63
Granted December 2021	306,310	$22.51
Exercised	-	$-
Balance as of December 31, 2021	1,218,038

The Company issued warrants to a related party during the years ended December 31, 2021 and 2020 and incurred a non-cash R&D expense of $12.8 million and $26.6 million respectively (see Note 15- Related Party Transactions). During the year ended December 31, 2020, 7,051 of warrants were exercised into 1,601 shares of common stock.

The fair value of the 2021 and 2020 warrants was calculated using the Black-Scholes fair value pricing model with the following inputs:

	Years Ended December 31,
	2021	2020

Risk-free interest rate	1.37%	0.95%
Expected term (in years)	10.00	10.00
Expected volatility	70.25%	74.20%
Expected dividend yield	0.00%	0.00%
Exercise price	$28.07	$57.11
Fair value of common stock	$28.07	$57.11

10.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the Years Ended December 31,
	2021	2020	2019

Numerator:
Net loss attributable to common stockholders	$(169,069)	$(139,700)	$(77,270)
Denominator:
Weighted-average common shares outstanding - basic and diluted	63,235,417	55,380,740	49,010,358
Net loss per share attributable to common stockholders - basic and diluted	$(2.67)	$(2.52)	$(1.58)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2021	2020	2019
Shares issuable upon conversion of the 2021 Convertible Notes	-	160,536	1,620,948
Shares issuable upon conversion of the 2022 Convertible Notes	-	1,195,449	-
Warrants exercisable for common shares	1,218,038	610,437	14,102
Restricted stock units exercisable for common shares	23,500	-	-
Options to purchase common shares	11,143,761	11,050,931	9,608,537
	12,385,299	13,017,353	11,243,587

11.	Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2021, 2020 and 2019, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the years ended December 31,
	2021	2020	2019
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(13.0)%	0.0%	0.0%
Change in state tax apportionment	0.1%	0.1%	(17.4)%
Stock compensation	1.5%	0.9%	(0.7)%
Transfer pricing adjustments	(22.8)%	0.0%	0.0%
Valuation allowance	4.6%	(35.0)%	(5.1)%
Tax credits	8.7%	13.5%	0.0%
Other	(0.2)%	(0.5)%	2.1%
Effective tax rate	0%	0%	0%

The significant components of the Company’s deferred income tax assets and liabilities after applying the enacted corporate tax rates are as follows:

	At December 31,
	2021	2020	2019
Deferred income tax assets (liabilities)
R&D Credits	$35,766	$42,613	$18,471
Net operating losses ("NOL") and credit carryforwards	26,789	21,359	2,517
Capitalized research and development costs	19,753	23,179	27,652
Stock-based compensation	11,552	7,406	3,896
Debt discount	-	(748)	(1,460)
Warrants	8,382	5,585	-
Other	(8,881)	1,189	643
Valuation allowance	(93,361)	(100,583)	(51,719)
Net deferred income tax asset	$-	$-	$-

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $118.2 million and $30.9 million, respectively, which begin to expire in 2026. Additionally, $85.7 million of the Federal NOLs can be carried forward indefinitely. The Company has federal R&D credits of $35.8 million which will begin to expire in 2038.

As required by ASC 740, Income Taxes, management of Rocket has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that Rocket has incurred tax losses from inception, management has determined that it is more likely than not that Rocket will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2021, 2020 and 2019. Rocket has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2021 and 2020, the valuation allowance decreased by $7.2 million and increased by $48.9 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2005, 2007, 2015, and 2018. The ownership change has and will continue to subject our pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership change, the Company is limited to an approximate $1.7 million annual limitation on our ability to utilize our pre-merger NOL’s and R&D Credits. Due to this limitation, approximately $91.2 million of the $127.1 million pre-merger Federal NOL will expire unutilized as the cumulative limitation amount over a 20-year carryforward period is $35.8 million. Additionally, $4.9 million of Federal R&D Credits will expire unutilized. As a result, the Company has reduced its deferred tax assets related to the Federal NOL and Federal R&D Credits by an aggregate of $4.9 million which is offset by the corresponding decrease in the valuation allowance.

The company evaluated intercompany transfer pricing agreements.  Based on a review of the 2018, 2019 and 2020 tax years, the Company determined that a markup of 10% should have been applied to R&D expenses paid for on behalf of Rocket Pharmaceuticals, Ltd by Rocket Pharmaceuticals, Inc. The net impact was to reduce the Company’s net operating losses for 2018, 2019 and 2020.  No income tax expense was recorded as a result of these adjustments.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, 2020 and 2019, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021, 2020 and 2019, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets. The Company was audited by New York City for the 2017 tax year and the audit was completed with no change to the 2017 New York City tax return.

12.	Commitments and Contingencies

The Company determines if an arrangement is a lease at inception. Operating and finance leases are presented in the Company’s consolidated balance sheet as right-of-use assets from leases, current lease liabilities and long-term lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred.

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

The Company determined the lease commencement date was reached on March 15, 2020, when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right-of-use asset upon the lease commencement date of March 15, 2020. During the year ended December 31, 2021, the Company reclassified an additional $0.1 million of construction costs in progress bringing the aggregate reclassification through December 31, 2021, of $32.1 million of construction costs in progress as part of the right of use asset.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of December 31, 2021 and 2020.

The total restricted cash balance for the Company’s operating and finance leases at December 31, 2021 and 2020 was $0.8 million and $1.1 million, respectively.

Operating Leases

On March 31, 2016, the Company entered into a lease agreement for its office and laboratory space at the Alexandria Center for Life Sciences in New York, New York with an initial term ending on July 31, 2022 (the “NY Lease Agreement”). Effective May 31, 2020, the Company terminated the NY Lease Agreement and recorded a loss on lease termination of $76 for the year ended December 31, 2020.

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

The Company has a certificate of deposit of  $0.8 million and $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are netted against rent expense in the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019.

Rent expense was $1.2 million, $1.1 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Lease cost	December 31, 2021
Operating lease cost	$645
Finance lease cost
Amortization of right of use assets	2,140
Interest on lease liablities	1,845
Total lease cost	$4,630

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2021:

Maturity of operating lease liabilities	December 31, 2021
2022	917
2023	548
2024	269
2025	64
2026	54
Total lease payments	$1,852
Less: interest	(84)
Total operating lease liabilities	$1,768

Maturity of finance lease liability	December 31, 2021
2022	1,689
2023	1,736
2024	1,791
2025	1,856
2026	1,912
Thereafter	45,000
Total lease payments	$53,984
Less: interest	(33,151)
Total finance lease liability	$20,833

Leases	December 31, 2021

Operating right-of-use assets	$1,569

Operating current lease liabilities	863
Operating noncurrent lease liabilities	905
Total operating lease liabilities	$1,768

Finance right-of-use assets	$48,480

Finance current lease liability	1,689
Finance noncurrent lease liability	19,144
Total finance lease liability	$20,833

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$655
Cash flows from finance lease	$1,644
Weighted-average remaining lease term - operating leases	2.5 years
Weighted-average remaining lease term - finance lease	22.7 years
Weighted-average discount rate - operating leases	4.46%
Weighted-average discount rate - finance lease	8.96%

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to RGNX of $7.0 million included as research and development expenses. A fee of $2.0 million per additional vector would be due if the Company exercises its Option Right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of Licensed Products during the royalty term. If successful, the Company will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and European Union. In addition, the Company shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. The Company must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. The Company paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019. There were no additional milestones achieved or related payments made during the years ended December 31, 2021 and 2020.

14.	CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $6.5 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. As of December 31, 2021, the Company did not meet the next milestone and therefore no receivable has been recorded.

IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy, RP-L401, for the treatment of IMO.  The Company received $1.0 million pursuant to the grant on January 4, 2021, related to the CIRM IMO award and recorded a receivable, included in prepaid and other assets in the consolidated balance sheet, and a reduction of research and development expenses of $0.9 million as of December 31, 2020. The Company recorded a reduction of research and development expense of $0.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company did not meet the next milestone and no receivable has been recorded. Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators.

15.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, relating to services provided under this agreement.

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

On December 21, 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company.  The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party. In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of Common Stock.  Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license.  The Company recorded a non-cash R&D expense of $26.6 million for the year ended December 31, 2020, related to the issuance of the Common Stock warrant.

On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to the same related party for business development and asset identification consulting services ("August 2021 Warrant"). The Company recorded a non-cash R&D expense of $7.6 million during year ended December 31, 2021, related to the issuance of the August 2021 warrant.  On December 17, 2021, the Company issued warrants exercisable for 153,155 and 153,155 shares of common stock, respectively to the same related party for business development and asset identification consulting services (“December 2021 Warrants”). The Company recorded a non-cash R&D expense of $5.2 million during year ended December 31, 2021, related to the issuance of the December 2021 warrant.  Total non-cash R&D expense of $12.8 million during the year ended December 31, 2021, related to the issuance of the August 2021 and December 2021 warrants.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the years ended December 31, 2021, 2020, and 2019 was $0.6 million, $0.3 million, and $0.2 million, respectively.