Form 10-Q
period 2022-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2022-05-06
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(609) 659-8001
(Registrant’s Telephone Number, Including Area Code)

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

As of May 2, 2022, there were 65,837,894 shares of common stock, $0.01 par value per share, outstanding.

Index
Forward-looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
•
the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;

•	our competitors’ activities, including decisions as to the timing of competing product launches, pricing, and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval, or further development of any of our product candidates;

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2021, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance, or achievements may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. Unless stated otherwise, references in this Quarterly Report to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$130,552	$232,694
Investments	216,041	156,046
Prepaid expenses and other current assets	7,255	3,319
Total current assets	353,848	392,059
Property and equipment, net	24,354	22,299
Goodwill	30,815	30,815
Restricted cash	1,343	1,343
Deposits	455	455
Operating lease right-of-use assets	1,390	1,569
Finance lease right-of-use asset	47,945	48,480
Total assets	$460,150	$497,020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,031	$19,615
Operating lease liabilities, current	838	863
Finance lease liability, current	1,701	1,689
Total current liabilities	22,570	22,167
Operating lease liabilities, non-current	719	905
Finance lease liability, non-current	19,176	19,144
Other liabilities	65	80
Total liabilities	42,530	42,296
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 64,522,057 and 64,505,889 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	645	645
Additional paid-in capital	952,498	946,152
Accumulated other comprehensive loss	(629)	(161)
Accumulated deficit	(534,894)	(491,912)
Total stockholders’ equity	417,620	454,724
Total liabilities and stockholders’ equity	$460,150	$497,020

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$-	$-

Operating expenses:
Research and development	30,794	28,309
General and administrative	11,770	10,913
Total operating expenses	42,564	39,222
Loss from operations	(42,564)	(39,222)
Research and development incentives	-	500
Interest expense	(464)	(1,729)
Interest and other income, net	623	911
Amortization of premium on investments - net	(577)	(639)
Net loss	$(42,982)	$(40,179)
Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(0.65)
Weighted-average common shares outstanding - basic and diluted	64,509,721	61,574,405

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(42,982)	$(40,179)
Other comprehensive loss
Net unrealized loss on investments	(468)	(33)
Total comprehensive loss	$(43,450)	$(40,212)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(in thousands except share amounts)
(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options and restricted stock units	16,168	-	-	76	-	-	76
Unrealized comprehensive loss on investments	-	-	-	-	(468)	-	(468)
Share-based compensation	-	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	$645	$-	$952,498	$(629)	$(534,894)	$417,620

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	60,996,367	$610	$-	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	-	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	-	(33)	-	(33)
Share-based compensation	-	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	$619	$-	$842,477	$(75)	$(363,022)	$479,999

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(42,982)	$(40,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	-	589
Depreciation and amortization of property and equipment	767	674
Amortization of right of use asset	535	-
Write down of property and equipment, net	40	-
Stock-based compensation	6,270	7,900
Accretion of discount on investments, net	577	620
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,936)	(842)
Accounts payable and accrued expenses	(491)	7,047
Operating lease liabilities	(33)	(15)
Finance lease liability	45	(63)
Other long term liabilities	(15)	(14)
Net cash used in operating activities	(39,223)	(24,283)
Investing activities:
Purchases of investments	(143,023)	(103,815)
Proceeds from maturities of investments	81,983	74,969
Purchases of property and equipment	(1,955)	(328)
Net cash used in investing activities	(62,995)	(29,174)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	76	8,792
Net cash provided by financing activities	76	8,792
Net change in cash, cash equivalents and restricted cash	(102,142)	(44,665)
Cash, cash equivalents and restricted cash at beginning of period	234,037	298,666
Cash, cash equivalents and restricted cash at end of period	$131,895	$254,001

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$1,635	$648
Unrealized loss on investments	$(468)	$(33)
Reclassification of construction in process to finance right of use asset	$-	$325
Supplemental cash flow information:
Cash paid for interest	$-	$1,347

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

Effective December 2021, the Company made a decision to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. The Company has opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $534.9 million as of March 31, 2022.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200,000,000 (the “Shares”) through Cowen as its sales agent.

As of March 31, 2022, the Company had $346.6 million of cash, cash equivalents and investments. In April 2022, the Company sold 1.3 million shares of common stock for net proceeds of $17.3 million pursuant to the at-the-market offering program (see Note 15 “Subsequent Events”). With the proceeds from the  at-the-market facility offering program and other efficiencies, the Company expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2024.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (“2021 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 and any other interim periods or any future year or period.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 10 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$130,552	$232,694
Restricted cash	1,343	1,343
	$131,895	$234,037

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2022 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2021 Form 10-K.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Index
4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$79,564	$-	$-	$79,564
	79,564	-	-	79,564

Investments:
United States Treasury securities	134,748	-	-	134,748
Corporate Bonds	-	81,293	-	81,293
	134,748	81,293	-	216,041

	$214,312	$81,293	$-	$295,605

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$179,900	$-	$-	$179,900
	179,900	-	-	179,900

Investments:
United States Treasury securities	44,045	-	-	44,045
Corporate Bonds	-	96,696	-	96,696
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,305	-	9,305
	44,045	112,001	-	156,046

	$223,945	$112,001	$-	$335,946

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

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Laboratory equipment	$15,263	$12,600
Machinery and equipment	10,534	10,432
Computer equipment	218	218
Furniture and fixtures	1,963	1,963
Leasehold improvements	433	407
Internal use software	1,928	1,902
	30,340	27,522
Less: accumulated depreciation and amortization	(5,987)	(5,223)
	$24,354	$22,299

During the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $0.7 million of depreciation and amortization expense, respectively.

Index
6.	Accounts Payable and Accrued Expenses

As of March 31, 2022 and December 31, 2021, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Research and development	$13,948	$12,082
Property and equipment	1,635	725
Employee compensation	1,484	4,533
Government grant payable	597	597
Professional fees	1,402	1,196
Other	965	482
	$20,031	$19,615

7.	Stockholders’ Equity

At-the-Market Offering

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-253756), which was filed with the SEC on March 2, 2021 and which became effective on September 10, 2021. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.

The Company will pay Cowen a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has also agreed to provide Cowen with customary indemnification and contribution rights. The Company will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement.  As of March 31, 2022, the Company did not sell any shares under the at-the-market offering program (see Note 15 “Subsequent Events”).

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2022	2021

Risk-free interest rate	1.88%	0.62%
Expected term (in years)	5.86	5.87
Expected volatility	74.07%	69.41%
Expected dividend yield	0.00%	0.00%
Exercise price	$17.85	$36.99
Fair value of common stock	$17.85	$36.99

The following table summarizes stock option activity for the three months ended March 31, 2022, under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2021	11,143,761	$14.51	5.95	$128,817
Granted	1,336,206	17.85	6.93
Exercised	(6,000)	12.65		$20
Forfeited	(426,668)	34.69
Outstanding as of March 31, 2022	12,047,299	$14.17	5.93	$84,961

Options vested and exercisable as of March 31, 2022	9,141,380	$9.12	4.88	$84,457
Options unvested as of March 31, 2022	2,905,919	$30.03	9.22

Index
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022, and 2021 was $11.60 and $36.99, respectively.

The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $12.5 million and $8.3 million, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	23,500	$30.61
Granted	467,172	$17.06
Exercised	(10,168)	$62.32
Forfeited	(22,795)	$18.03
Unvested as of March 31, 2022	457,709	$17.24

Stock-based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2022	2021

Stock options	$5,961	$7,826
Restricted stock units	309	74
Total stock-based compensation expense	$6,270	$7,900

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2022	2021

Research and development	$2,318	$2,916
General and administrative	3,952	4,984
Total stock-based compensation expense	$6,270	$7,900

As of March 31, 2022, the Company had an aggregate of $53.8 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.88 years.

Warrants

A summary of the warrants outstanding as of March 31, 2022 is as follows:

Price		Outstanding	Grant Date	Expiration Date
24.42		7,051	June 28, 2013	June 28, 2023
57.11		603,386	December 21, 2020	December 21, 2030
33.63		301,291	August 9, 2021	August 9, 2031
22.51		153,155	December 17, 2021	December 17, 2031
22.51		153,155	December 17, 2021	December 17, 2031
	Total	1,218,038

Index
The following table below is the summary of changes in warrants to purchase common stock for the three months ended March 31, 2022:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share

Balance as of December 31, 2020	610,437
Granted August 2021	301,291	$33.63
Granted December 2021	306,310	$22.51
Exercised	-	$-
Balance as of December 31, 2021	1,218,038
Granted	-	$-
Exercised	-	$-
Balance as of March 31, 2022	1,218,038

9.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss attributable to common stockholders	$(42,982)	$(40,179)
Denominator:
Weighted-average common shares outstanding - basic and diluted	64,509,721	61,574,405
Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(0.65)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Shares issuable upon conversion of the 2021 Convertible Notes	-	160,536
Shares issuable upon conversion of the 2022 Convertible Notes	-	1,195,449
Warrants exercisable for common shares	1,218,038	610,437
Restricted stock units exercisable for common shares	457,709	-
Options to purchase common shares	12,047,299	10,892,830
	13,723,046	12,859,252

10.	Commitments and Contingencies

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The total restricted cash balance for the Company’s operating and finance leases as of March 31, 2022 and December 31, 2021 was $0.8 million.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement and remeasured the lease liability and adjusted the operating lease right of use asset by $1.1 million. The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million for the three months ended March 31, 2022 and 2021. Rental income is netted against rent expense in the consolidated statements of operations.

Rent expense was $0.3 million for the three months ended March 31, 2022 and 2021.

Lease cost	March 31, 2022
Operating lease cost	$197
Finance lease cost
Amortization of right of use assets	535
Interest on lease liabilities	464
Total lease cost	$1,196

Index
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of March 31, 2022:

Maturity of operating lease liabilities	March 31, 2022
2022	688
2023	548
2024	269
2025	64
2026	55
Total lease payments	$1,624
Less: interest	(67)
Total operating lease liabilities	$1,557

Maturity of finance lease liability	March 31, 2022
2022	1,270
2023	1,736
2024	1,791
2025	1,856
2026	1,912
Thereafter	45,003
Total lease payments	$53,566
Less: interest	(32,689)
Total finance lease liability	$20,877

Leases	March 31, 2022

Operating right-of-use assets	$1,390

Operating current lease liabilities	838
Operating noncurrent lease liabilities	719
Total operating lease liabilities	$1,557

Finance right-of-use assets	$47,945

Finance current lease liability	1,701
Finance noncurrent lease liability	19,176
Total finance lease liability	$20,877

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$229
Cash flows from finance lease	$419
Weighted-average remaining lease term - operating leases	2.3 years
Weighted-average remaining lease term - finance lease	22.4 years
Weighted-average discount rate - operating leases	4.34%
Weighted-average discount rate - finance lease	8.96%

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

Index
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

11.	Agreements Related to Intellectual Property

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

12.	CIRM Grants

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. As of March 31, 2022, the Company met the next CIRM milestone and recorded a receivable of $0.9 million, included in prepaid and other current assets in the consolidated balance sheet, recorded as a reduction of research and development expenses. The Company received the $0.9 million milestone payment on April 5, 2022.

IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy, RP-L401, for the treatment of IMO. The Company received $1.0 million pursuant to the grant on January 4, 2021, related to the CIRM IMO award. Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators.

13.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $0 and $28 during the three months ended March 31, 2022 and 2021, relating to services provided under this agreement. This agreement was terminated on February 15, 2022.

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

Index
On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to a related party for business development and asset identification consulting services (“August 2021 Warrant”). The Company recorded a non-cash R&D expense of $7.6 million during year ended December 31, 2021, related to the issuance of the August 2021 warrant. On December 17, 2021, the Company issued warrants exercisable for 153,155 and 153,155 shares of common stock, respectively to the same related party for business development and asset identification consulting services (“December 2021 Warrants”). The Company recorded a non-cash R&D expense of $5.2 million during year ended December 31, 2021, related to the issuance of the December 2021 warrant. Total non-cash R&D expense of $12.8 million during the year ended December 31, 2021, related to the issuance of the August 2021 and December 2021 warrants. There was no expense related to this item for the three months ended March 31, 2022 and 2021.

In September 2021, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 20,000 shares of the Company’s common stock with a fair value of $0.4 million. There was no expense related to this item for the three months ended March 31, 2022 and 2021.

14.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2022, and 2021 was $0.2 million.

15.	Subsequent Events

In April 2022, the Company sold 1.3 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commissions of $0.5 million for net proceeds of $17.3 million (see Note 7 “Stockholders Equity”).

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our 2021 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2021 Form 10-K, pursuant to Instruction 2 to paragraph of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

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

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Although we believe that gene therapy may be beneficial to patients afflicted with this disorder, we have opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-253756), which was filed with the SEC on March 2, 2021 and which became effective on September 10, 2021. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.  We will pay Cowen a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights and will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement.  As of March 31, 2022, the Company did not sell any shares under the at-the-market offering program.  In April 2022, we sold 1.3 million shares of common stock pursuant to the at-the-market offering program for gross proceeds of $17.8 million, less commissions of $0.5 million for net proceeds of $17.3 million.

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

Index
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

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

AAV Program:

Danon Disease:

Danon disease (“DD”) is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness, liver disease, and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure (CHF) are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

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

Efficacy assessments include evaluation of New York Heart Association (“NYHA”) Functional Classification, which is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Brain natriuretic peptide (BNP) is a blood-based evaluation and a key marker of heart failure with prognostic significance in CHF and cardiomyopathies. Other efficacy parameters include echocardiographic measurements of heart thickness, most notably the thickness of the left ventricular posterior wall (LVPW), and importantly, measurement of LAMP2B gene expression both via immunohistochemistry and Western blot, as obtained via endomyocardial biopsy. Biopsied heart tissue is also evaluated on electron microscopy for evidence of DD-associated tissue derangements, including the presence of autophagic vacuoles and disruption of myofibrillar architecture, each of which are characteristic of DD-related myocardial damage.

Index
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

•
Myocardial tissue from the explanted heart at 5 months post-treatment displayed 100% LAMP2B protein expression by immunohistochemistry throughout non-fibrotic cardiac regions including the ventricles and other essential targeted areas

RP-A501 was generally well tolerated at the 6.7e13 vg/kg dose level, or lower dose. All observed adverse effects were reversible with no lasting sequelae. Early transaminase and creatinine kinase elevations returned to baseline or decreased. No unexpected and serious drug product-related adverse events or severe adverse events were observed in this low dose cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post-treatment. Elevation in transaminases and creatinine kinases was observed in all three low-dose patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in these three patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events. Corticosteroids were associated with transient exacerbation of DD-associated skeletal myopathy, which resolved upon discontinuation of steroid therapy. At the higher dose administered (1.1e14 vg/kg), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501. As disclosed in December 2020, one of the two patients receiving the 1.1e14 vg/kg dose had more advanced heart failure than the others, and was the heaviest patient treated to-date (receiving the highest absolute AAV9 dose). This patient experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This thrombotic microangiopathy (“TMA”) event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (“SUSAR”) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient regained normal kidney function within three weeks. (This event occurred in the same patient in whom RP-A501 was not associated with clinical stabilization or improvement, and who required a heart transplant 5 months post-therapy).

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

Index
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

Index
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

The ongoing open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 has treated four severe LAD-I patients to assess the safety and tolerability of RP-L201 to date. The first patient was treated at UCLA with RP-L201 in the third quarter 2019. Enrollment is now complete in both the Phase 1 and 2 portions of the study; 9 patients have received RP-L102 at 3 investigative centers in the U.S. and Europe.

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

Index
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

Effective December 2021, the Company made a decision to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. The Company has opted to focus available resources towards advancement of RP-A501, RP-L102, RP-L201 and RP-L301, based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

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

Index
Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2022, we raised net cash proceeds of approximately $680.5 million from investors through both equity and convertible debt financing to fund operating activities.

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Our R&D program expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:
•	expenses incurred under agreements with research institutions and consultants that conduct R&D activities including process development, preclinical, and clinical activities on our behalf;
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

Index

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,374	$3,799
Leukocyte Adhesion Deficiency (LVV) RP-L201	3,051	6,406
Fanconi Anemia (LVV) RP-L102	4,530	3,595
Pyruvate Kinase Deficiency (LVV) RP-L301	854	1,859
Infantile Malignant Osteopetrosis (LVV) RP-L401 (1)	190	796
Other product candidates	3,254	692
Total direct expenses	18,253	17,147
Unallocated Expenses
Employee compensation	5,549	4,664
Stock based compensation expense	2,318	2,916
Depreciation and amortization expense	827	1,176
Laboratory and related expenses	1,226	647
Legal and patent fees	-	59
Professional Fees	561	466
Other expenses	2,060	1,234
Total other expense, net Total other research and development expenses	12,540	11,162
Total research and development expense	$30,794	$28,309

(1) Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators.

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

Our future R&D expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our R&D expenses to increase in future periods for the foreseeable future as we seek to further development of our product candidates.

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

Index
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

Interest Expense

Interest expense for the three months ended March 31, 2022, is related to our financing lease obligation for the Cranbury, NJ facility. Interest expense for the three months ended March 31, 2021, related to the Convertible Notes and our financing lease obligation for the Cranbury, NJ facility.

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

Our significant accounting policies are described in more detail in our 2021 Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change

Operating expenses:
Research and development	$30,794	$28,309	$2,485
General and administrative	11,770	10,913	857
Total operating expenses	42,564	39,222	3,342
Loss from operations	(42,564)	(39,222)	(3,342)
Research and development incentives	-	500	(500)
Interest expense	(464)	(1,729)	1,265
Interest and other income, net	623	911	(288)
Amortization of premium on investments - net	(577)	(639)	62
Total other expense, net	(418)	(957)	539
Net loss	$(42,982)	$(40,179)	$(2,803)

Research and Development Expenses

Index
R&D expenses increased $2.5 million to $30.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in R&D expenses was primarily driven by an increase in laboratory supplies of $1.3 million, an increase in compensation and benefits of $0.8 million due to increased R&D headcount, an increase in manufacturing and development costs of $0.6 million, offset by a decrease in R&D non-cash stock-based compensation expense of $0.6 million.

General and Administrative Expenses

G&A expenses increased $0.9 million to $11.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in G&A expenses was primarily driven by an increase in commercial preparation expenses which consists of commercial strategy, medical affairs, market development and pricing analysis of $1.1 million, an increase in compensation and benefits of $0.3 million due to increased G&A headcount, an increase in legal expense of $0.2 million, offset by a decrease of $1.0 million in G&A stock-based compensation expense.

Other Expense, Net

Other expense, net decreased by $0.5 million to $0.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in other expense, net was primarily driven by reduced interest expense of $1.3 million associated with the 2022 Convertible Notes that were redeemed in April 2021 and the 2021 Convertible Notes that were converted in August 2021, as well as a decrease of $0.5 million in research and development incentives due to the receipt of the New York State R&D tax credit in 2021.

Liquidity, Capital Resources and Plan of Operations

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We had net losses of $42.9 million for the three months ended March 31, 2022, and $169.1 million for the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $534.9 million and $491.9 million, respectively. As of March 31, 2022, we had $346.6 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have funded our operations primarily through the sale of our equity and debt securities.

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

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(39,223)	$(24,283)
Net cash used in investing activities	(62,995)	(29,174)
Net cash provided by financing activities	76	8,792
Net decrease in cash, cash equivalents and restricted cash	$(102,142)	$(44,665)

Index
Operating Activities

During the three months ended March 31, 2022, operating activities used $39.2 million of cash, primarily resulting from our net loss of $43.0 million offset by net non-cash charges of $8.2 million, including non-cash stock-based compensation expense of $6.3 million, accretion of discount on investments of $0.6 million, and depreciation and amortization expense of $1.3 million. Changes in our operating assets and liabilities for the three months ended March 31, 2022, consisted of a decrease in accounts payable and accrued expenses of $0.5 million and a decrease in our prepaid expenses of $3.9 million.

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

Investing Activities

During the three months ended March 31, 2022, investing activities used $63.0 million of cash, primarily resulting from proceeds of $82.0 million from the maturities of investments, offset by purchases of investments of $143.0 million, and purchases of property and equipment of $2.0 million.

During the three months ended March 31, 2021, investing activities used $29.2 million of cash, primarily resulting from proceeds of $75.0 million from the maturities of investments, offset by purchases of investments of $103.8 million, and purchases of property and equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $0.1 million of cash, consisting of issuance of common stock, pursuant to exercises of stock options and restricted stock units.

During the three months ended March 31, 2021, financing activities provided $8.8 million of cash, consisting of issuance of common stock, pursuant to exercises of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 10 of our unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 of our unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material risk factors are disclosed in Item 1A of our 2021 Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Index
Item 6.	Exhibits

Exhibit
Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1
Sales Agreement, dated February 28, 2022, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on March 1, 2022).

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

*  Filed herewith.

**  The certification furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

May 6, 2022	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

May 6, 2022	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)