Form 10-Q
period 2022-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36829

Rocket Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3475813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Cedarbrook Drive, Cranbury, NJ	08512
(Address of principal executive office)	(Zip Code)

(609) 659-8001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	RCKT	Nasdaq Global Market

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

As of August 5, 2022, there were 66,043,372 shares of common stock, $0.01 par value per share, outstanding.

Index
Forward-looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “can,” “plan,” “potential,” “possible” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
natural and manmade disasters, including pandemics such as COVID-19, including additional strains of COVID-19, or any other health epidemic, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could adversely impact our clinical studies, preclinical research activities, drug supply and the global economy as a whole;

•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;

•	our estimates regarding our capital requirements; and
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2021, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless stated otherwise, references in this Quarterly Report to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,548	$232,694
Investments	133,820	156,046
Prepaid expenses and other current assets	4,403	3,319
Total current assets	325,771	392,059
Property and equipment, net	24,851	22,299
Goodwill	30,815	30,815
Restricted cash	1,343	1,343
Deposits	455	455
Operating lease right-of-use assets	1,207	1,569
Finance lease right-of-use asset	47,410	48,480
Total assets	$431,852	$497,020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,840	$19,615
Operating lease liabilities, current	737	863
Finance lease liability, current	1,712	1,689
Total current liabilities	24,289	22,167
Operating lease liabilities, non-current	606	905
Finance lease liability, non-current	19,210	19,144
Other liabilities	51	80
Total liabilities	44,156	42,296
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 65,837,894 and 64,505,889 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	658	645
Additional paid-in capital	977,099	946,152
Accumulated other comprehensive loss	(765)	(161)
Accumulated deficit	(589,296)	(491,912)
Total stockholders’ equity	387,696	454,724
Total liabilities and stockholders’ equity	$431,852	$497,020

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	41,356	24,530	72,150	52,839
General and administrative	12,854	9,518	24,624	20,431
Total operating expenses	54,210	34,048	96,774	73,270
Loss from operations	(54,210)	(34,048)	(96,774)	(73,270)
Research and development incentives	-	-	-	500
Interest expense	(465)	(251)	(928)	(1,980)
Interest and other income, net	669	501	1,291	1,412
Amortization of premium on investments - net	(396)	(727)	(973)	(1,366)
Net loss	$(54,402)	$(34,525)	$(97,384)	$(74,704)
Net loss per share attributable to common stockholders - basic and diluted	$(0.83)	$(0.55)	$(1.50)	$(1.20)
Weighted-average common shares outstanding - basic and diluted	65,476,531	63,061,232	64,995,797	62,321,926

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(54,402)	$(34,525)	$(97,384)	$(74,704)
Other comprehensive loss
Net unrealized loss on investments	(136)	(6)	(604)	(39)
Total comprehensive loss	$(54,538)	$(34,531)	$(97,988)	$(74,743)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands except share amounts)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options and restricted stock units	16,168	-	76	-	-	76
Unrealized comprehensive loss on investments	-	-	-	(468)	-	(468)
Share-based compensation	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	645	952,498	(629)	(534,894)	417,620
Issuance of common stock pursuant to exercise of stock options	2,387	-	3	-	-	3
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,313,450	13	17,229	-	-	17,242
Unrealized comprehensive loss on marketable securities	-	-	-	(136)	-	(136)
Share-based compensation	-	-	7,369	-	-	7,369
Net loss	-	-	-	-	(54,402)	(54,402)
Balance at June 30, 2022	65,837,894	$658	$977,099	$(765)	$(589,296)	$387,696

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	60,996,367	$610	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	(33)	-	(33)
Share-based compensation	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	619	842,477	(75)	(363,022)	479,999
Issuance of common stock pursuant to exercise of stock options	133,838	2	1,113	-	-	1,115
Issuance of common stock pursuant to conversion of notes	1,326,432	13	35,530	-	-	35,543
Unrealized comprehensive loss on investments	-	-	-	(6)	-	(6)
Share-based compensation	-	-	7,311	-	-	7,311
Net loss	-	-	-	-	(34,525)	(34,525)
Balance at June 30, 2021	63,448,069	$634	$886,431	$(81)	$(397,547)	$489,437

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(97,384)	$(74,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	-	705
Depreciation and amortization of property and equipment	1,798	1,380
Right of use asset	1,070	-
Write down of property and equipment, net	177	-
Stock-based compensation	13,639	15,211
Accretion of discount on investments, net	977	1,345
Unrealized loss on marketable securities	-	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,084)	1,030
Accounts payable and accrued expenses	2,548	(8,982)
Operating lease liabilities	(64)	50
Finance lease liability	90	1,184
Other long term liabilities	(29)	(29)
Net cash used in operating activities	(78,262)	(62,809)
Investing activities:
Purchases of investments	(143,023)	(158,571)
Proceeds from maturities of investments	163,669	180,584
Payments made to acquire right of use asset	-	(61)
Purchases of property and equipment	(4,852)	(1,774)
Net cash provided by investing activities	15,794	20,178
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	79	9,907
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	17,243	-
Net cash provided by financing activities	17,322	9,907
Net change in cash, cash equivalents and restricted cash	(45,146)	(32,724)
Cash, cash equivalents and restricted cash at beginning of period	234,037	298,666
Cash, cash equivalents and restricted cash at end of period	$188,891	$265,942

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$405	$1,394
Unrealized loss on investments	$(604)	$(39)
Conversion of convertible notes into common stock	$-	$35,544
Reclassification of construction in process from finance right of use asset	$-	$(5)
Supplemental cash flow information:
Cash paid for interest	$-	$1,347

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $589.3 million as of June 30, 2022.

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

As of June 30, 2022, the Company sold 1.3 million shares of common stock for net proceeds of $17.3 million pursuant to the at-the-market offering program (see Note 7). As of June 30, 2022, the Company had $321.4 million of cash, cash equivalents and investments With the proceeds from the at-the-market facility offering program, the Company expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2024.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (“2021 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 and any other interim periods or any future year or period.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 10 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$187,548	$232,694
Restricted cash	1,343	1,343
	$188,891	$234,037

Income Taxes

In May 2022, the Company received a notice from the New York City Department of Finance regarding an audit of the  NYC Biotechnology Credit for the tax periods ending December 31, 2018 through December 31, 2020,which is ongoing as of June 30, 2022.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2021 Form 10-K.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$142,290	$-	$-	$142,290
	142,290	-	-	142,290

Investments:
United States Treasury securities	80,793	-	-	80,793
Corporate Bonds	-	53,027	-	53,027
	80,793	53,027	-	133,820

	$223,083	$53,027	$-	$276,110

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$179,900	$-	$-	$179,900
	179,900	-	-	179,900

Investments:
United States Treasury securities	44,045	-	-	44,045
Corporate Bonds	-	96,696	-	96,696
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,305	-	9,305
	44,045	112,001	-	156,046

	$223,945	$112,001	$-	$335,946

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

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$16,349	$12,600
Machinery and equipment	10,692	10,432
Computer equipment	244	218
Furniture and fixtures	2,123	1,963
Leasehold improvements	458	407
Internal use software	1,936	1,902
	31,802	27,522
Less: accumulated depreciation and amortization	(6,951)	(5,223)
	$24,851	$22,299

During the three and six months ended June 30, 2022 the Company recognized $1.0 million and $1.8 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2021 the Company recognized $0.7 million and $1.4 million of depreciation and amortization expense, respectively.

Index
6.	Accounts Payable and Accrued Expenses

As of June 30, 2022 and December 31, 2021, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Research and development	$15,926	$12,082
Property and equipment	405	725
Employee compensation	3,007	4,533
Government grant payable	597	597
Professional fees	1,260	1,196
Other	645	482
	$21,840	$19,615

7.	Stockholders’ Equity

At-the-Market Offering

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.

The Company will pay Cowen a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. As of June 30, 2022, the Company sold 1.3 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commissions of $0.5 million for net proceeds of $17.3 million.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2022	2021

Risk-free interest rate	2.32%	0.74%
Expected term (in years)	5.79	5.84
Expected volatility	73.26%	69.19%
Expected dividend yield	0.00%	0.00%
Exercise price	$15.93	$57.18
Fair value of common stock	$15.93	$57.18

Index
The following table summarizes stock option activity for the six months ended June 30, 2022, under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2021	11,143,761	$14.51	5.95	$128,817
Granted	1,896,748	15.93	7.13
Exercised	(8,387)	9.39		$49
Forfeited	(505,371)	33.65
Outstanding as of June 30, 2022	12,526,751	$13.96	5.85	$72,718

Options vested and exercisable as of June 30, 2022	9,468,501	$10.21	4.76	$71,260
Options unvested as of June 30, 2022	3,059,712	$25.53	9.21

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022, and 2021 was $10.32 and $34.64, respectively.

The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $20.8 million and $13.2 million, respectively.

Restricted Stock Units (“RSU”)

 The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	23,500	$30.61
Granted	552,483	$16.35
Exercised	(10,168)	$62.32
Forfeited	(38,511)	$16.67
Unvested as of June 30, 2022	527,304	$16.55

Stock-based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Stock options	$6,677	$7,215	$12,638	$15,041
Restricted stock units	692	96	1,001	170
Total stock-based compensation expense	$7,369	$7,311	$13,639	$15,211

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$2,889	$3,148	$5,207	$6,064
General and administrative	4,480	4,163	8,432	9,147
Total stock-based compensation expense	$7,369	$7,311	$13,639	$15,211

As of June 30, 2022, the Company had an aggregate of $50.2 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.67 years.

Index
Warrants

A summary of the warrants outstanding as of June 30, 2022 is as follows:

Exercise Price		Outstanding	Grant Date	Expiration Date
24.42		7,051	June 28, 2013	June 28, 2023
57.11		603,386	December 21, 2020	December 21, 2030
33.63		301,291	August 9, 2021	August 9, 2031
22.51		153,155	December 17, 2021	December 17, 2031
22.51		153,155	December 17, 2021	December 17, 2031
	Total	1,218,038

The following table below is a summary of changes in warrants to purchase common stock for the six months ended June 30, 2022:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share

Balance as of December 31, 2021	1,218,038
Granted	-	$-
Exercised	-	$-
Balance as of June 30, 2022	1,218,038

9.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net loss attributable to common stockholders	$(54,402)	$(34,525)	$(97,384)	$(74,704)
Denominator:
Weighted-average common shares outstanding - basic and diluted	65,476,531	63,061,232	64,995,797	62,321,926

Net loss per share attributable to common stockholders - basic and diluted	$(0.83)	$(0.55)	$(1.50)	$(1.20)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2022	2021
Shares issuable upon conversion of the 2021 Convertible Notes	-	160,536
Warrants exercisable for common shares	1,218,038	610,437
Restricted stock units exercisable for common shares	527,304	23,500
Options to purchase common shares	12,526,751	11,040,697
	14,272,093	11,835,170

10.	Commitments and Contingencies

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

Index
Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research, and development laboratories and 50,000 square feet dedicated to AAV Current Good Manufacturing Practice (“cGMP”) manufacturing facilities to support the Company’s pipeline (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a 15-year term from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement and remeasured the lease liability and adjusted the operating lease right of use asset by $1.1 million. The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

On January 4, 2018, in connection with the Reverse Merger, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Rental income is netted against rent expense in the consolidated statements of operations.

Rent expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of each of June 30, 2022 and December 31, 2021 was $0.8 million.

Lease cost	June 30, 2022
Operating lease cost	$394
Finance lease cost
Amortization of right of use assets	1,070
Interest on lease liablities	929
Total lease cost	$2,393

Index
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of June 30, 2022:

Maturity of operating lease liabilities	June 30, 2022
2022	459
2023	548
2024	269
2025	64
2026	55
Total lease payments	$1,395
Less: interest	(52)
Total operating lease liabilities	$1,343

Maturity of finance lease liability	June 30, 2022
2022	850
2023	1,736
2024	1,791
2025	1,856
2026	1,912
Thereafter	45,001
Total lease payments	$53,146
Less: interest	(32,224)
Total finance lease liability	$20,922

Leases	June 30, 2022

Operating right-of-use assets	$1,207

Operating current lease liabilities	737
Operating noncurrent lease liabilities	606
Total operating lease liabilities	$1,343

Finance right-of-use assets	$47,410

Finance current lease liability	1,712
Finance noncurrent lease liability	19,210
Total finance lease liability	$20,922

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$458
Cash flows from finance lease	$839
Weighted-average remaining lease term - operating leases	2.1 years
Weighted-average remaining lease term - finance lease	22.2 years
Weighted-average discount rate - operating leases	4.17%
Weighted-average discount rate - finance lease	8.96%

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

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. As of March 31, 2022, the Company met the next CIRM milestone and recorded a receivable of $0.9 million, included in prepaid and other current assets in the consolidated balance sheet, recorded as a reduction of research and development expenses. The Company received the $0.9 million milestone payment on April 5, 2022. No additional milestones were achieved as of June 30, 2022.

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

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. This agreement was terminated on February 15, 2022. The Company incurred expenses of $0 for the three and six months ended June 30, 2022 and $27.5 and $55 during the three and six months ended June 30, 2021, respectively, relating to services provided under this agreement.

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

Index
On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to a related party for business development and asset identification consulting services (“August 2021 Warrant”). The Company recorded a non-cash R&D expense of $7.6 million during year ended December 31, 2021, related to the issuance of the August 2021 warrant. On December 17, 2021, the Company issued warrants exercisable for 153,155 and 153,155 shares of common stock, respectively to the same related party for business development and asset identification consulting services (“December 2021 Warrants”). The Company recorded a non-cash R&D expense of $5.2 million during year ended December 31, 2021, related to the issuance of the December 2021 warrant. Total non-cash R&D expense of $12.8 million during the year ended December 31, 2021, related to the issuance of the August 2021 and December 2021 warrants. There was no expense related to this item for the three and six months ended June 30, 2022 and 2021.

In September 2021, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 20,000 shares of the Company’s common stock with a fair value of $0.4 million. The Company incurred expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2022 and 2021.

14.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2022, was $0.3 million and $0.5 million, respectively. The Company’s matching contribution for the three and six months ended June 30, 2021, was $0.1 million and $0.3 million, respectively.

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

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-253756), which was filed with the SEC on March 2, 2021 and which became effective on September 10, 2021. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.  We will pay Cowen a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights and will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement. As of June 30, 2022, we sold 1.3 million shares of common stock pursuant to the at-the-market offering program for gross proceeds of $17.8 million, less commissions of $0.5 million for net proceeds of $17.3 million (see Note 7).

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

Danon disease is an autosomal dominant, rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. Danon disease predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues. Preclinical models of Danon disease have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

We currently have one adeno-associated viral vector program targeting DD, RP-A501. We have treated seven patients in the RP-A501 Phase 1 clinical trial, which enrolled for adult and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (gc)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 gc/kg) in adult/older adolescent patients aged 15 or greater (n=2), and we have initiated treatment in a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2).

Data disclosed from our Phase 1 study of RP-A501 in November 2021 and January 2022 included safety and clinical activity results from the three patients treated with the low dose of 6.7e13 gc/kg and from two patients treated with the higher dose of 1.1e14 gc/kg, and initial safety information from the one pediatric patient (pediatric cohort is age 8-14 years) treated with the low dose of 6.7e13 gc/kg.

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
•
Myocardial tissue from the explanted heart at 5 months post-treatment displayed 100% LAMP2B protein expression by immunohistochemistry throughout non-fibrotic cardiac regions including the ventricles and other essential targeted areas

RP-A501 was generally well tolerated at the 6.7e13 gc/kg dose level, or lower dose. All observed adverse effects were reversible with no lasting sequelae. Early transaminase and creatinine kinase elevations returned to baseline or decreased. No unexpected and serious drug product-related adverse events or severe adverse events were observed in this low dose cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post-treatment. Elevation in transaminases and creatinine kinases was observed in all three low-dose patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in these three patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events. Corticosteroids were associated with transient exacerbation of DD-associated skeletal myopathy, which resolved upon discontinuation of steroid therapy. At the higher dose administered (1.1e14 gc/kg), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501. As disclosed in December 2020, one of the two patients receiving the 1.1e14 gc/kg dose had more advanced heart failure than the others, and was the heaviest patient treated to-date (receiving the highest absolute AAV9 dose). This patient experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This thrombotic microangiopathy (“TMA”) event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (“SUSAR”) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient regained normal kidney function within three weeks. (This event occurred in the same patient in whom RP-A501 was not associated with clinical stabilization or improvement, and who required a heart transplant 5 months post-therapy).

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

Index
Based on the activity observed in the low dose cohort and to mitigate complement-mediated TMA (safety concerns observed in the high dose cohort) and in agreement with the FDA, we are focusing on the low dose (6.7e13 gc/kg) and we will no longer administer doses of 1.1e14 gc/kg or higher in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. These measures include exclusion of patients with end-stage heart failure, and a refined immunosuppressive regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following therapy. As announced in January 2022, the initial pediatric patient received RP-A501 therapy (6.7e13 gc/kg dose level) without evidence of significant complement activation and with stable platelet levels; there was no worsening of the patient’s baseline DD-related skeletal myopathy during the weeks following RP-A501. A second pediatric patient has also been treated under the program.

In May 2022, we presented new initial safety data for RP-A501 at the 25th Annual Meeting of the American Society of Gene and Cell Therapy (“ASGCT”). In the pediatric cohort, RP-A501 (6.7e13 gc/kg dose level) was well-tolerated in both patients as of the April 30, 2022 cut-off date. The patients were observed to have normal-range platelets, diminished complement activation relative to the adult cohorts, and no complement-related adverse events. The two patients received preventative treatment with an enhanced immunomodulatory regimen. No significant immediate or delayed toxicities have been observed as of the April 30, 2022 cut-off date.  In the adult (age ≥15 years) low-dose cohort, RP-A501 was generally well-tolerated. All 4 adult (age ≥15 years) patients with observed immunomodulatory regimen compliance and preserved (>40%) left ventricular ejection fraction at baseline demonstrated disease modification across molecular, echocardiographic, and functional parameters. These patients demonstrated evidence of cardiac LAMP2B expression by immunohistochemistry. Echocardiograms showed stabilized or decreased cardiac wall thickness with improved or stabilized ejection fraction in these patients. Patients in the adult cohorts demonstrated sustained improvement or stabilization in Brain Natriuretic Peptide (BNP) and New York Heart Association (NYHA) class, 6-minute walk test and reported increases in physical activity. Adverse events were manageable with transient immunomodulation. All treatment-related adverse events in pediatric and adult cohorts were reversible with no lasting renal, hepatic, or other sequelae.

Anticipated Milestones
We look forward to presenting early efficacy data from the pediatric cohort with three to six months of follow-up in the third quarter of 2022. If early signals of efficacy and ongoing tolerability are demonstrated along with evidence of longer-term safety and efficacy in the adults, we expect these results to support FDA discussions on study design and endpoints in the fourth quarter of 2022 for our planned Phase 2 trial.  Phase 2 trial planning activities are expected to begin in the fourth quarter of 2022.

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

Index
Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

In December 2020, we presented updated interim data from our FA program at the 62nd American Society of Hematology (“ASH”) Annual Meeting. The FA data presented at the ASH Annual Meeting were from seven of the nine patients treated (out of twelve patients enrolled) as of October 2020 in both the U.S. Phase 1 and global Phase 2 studies of RP-L102 for FA. Patients in these studies received a single intravenous infusion of “Process B” RP-L102 which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector. Preliminary data from these studies support “Process B” as a consistent and reproducible improvement over “Process A” which was used in earlier academic FA studies.

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

In May 2021, we presented positive clinical data at the 24th Annual Meeting of the ASGCT. The preliminary data from the Phase 1/2 trials presented in a poster at ASGCT were from nine pediatric patients and showed increasing evidence of engraftment in at least six of the nine patients, including two patients with at least 15-months of follow-up and four patients with at least 6-months of follow-up. RP-L102 demonstrated a highly favorable tolerability profile with all subjects being treated without conditioning and with no sign of dysplasia. One patient experienced a Grade 2 transient infusion-related reaction.

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

In May 2022, we presented updated data for RP-L102 at ASGCT's 25th Annual Meeting.  Five of nine evaluable patients as of the April 4, 2022 cut-off date had increased resistance to MMC in bone marrow-derived colony forming cells, ranging from 21% to 42% at 12 to 18 months, increasing to 51% to 94% at 18 - 21 months. The primary endpoint has been achieved, based on a trial protocol in which statistical and clinical significance requires a minimum of five patients to attain increased MMC resistance at least 10% above baseline at two or more timepoints, and concomitant evidence of genetic correction and clinical stabilization. A sixth patient has displayed evidence of progressively increasing genetic correction as evidenced by peripheral VCN. Three additional patients were less than 12 months post-treatment at the time of presentation.  One patient had progressive bone marrow failure following therapy and underwent successful allogeneic transplant as previously disclosed. The tolerability profile of RP-L102 appears favorable with no signs of dysplasia, clonal dominance or oncogenic integrations; as previously reported, one patient experienced a RP-L102 Grade 2 transient infusion-related reaction, which resolved without any additional clinical sequelae.

Anticipated Milestones
Based on achievement of the primary endpoint in our potentially pivotal Phase 2 study for Fanconi Anemia, we have begun dialogue around biologics license application (“BLA”) preparations for initiating BLA planning activities. Additional data readouts for the Fanconi Anemia program are expected in the fourth quarter of 2022.

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

Index
We currently have one ex-vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA to lead U.S. clinical development efforts for the LAD-I program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ and GOSH serving as the lead clinical sites in Spain and London, respectively. This study has received a $7.5 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

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

In May 2022, we presented updated data at ASGCT’s 25th Annual Meeting. The presentation included interim efficacy and safety data at three to 24 months of follow-up after infusion for all nine treated patients and overall survival data, including survival data for the seven patients with at least 12 months of follow-up after infusion as of the March 9, 2022 cut-off date. All patients, aged three months to nine years, demonstrated sustained CD18 restoration and expression on more than 10% of neutrophils (range: 20%-87%, median: 56%). At one year, the overall survival without allogeneic hematopoietic stem cell transplantation across the cohort is 100% based on the Kaplan-Meier estimate. As of the data cut-off, all nine patients are alive and clinically stable. All patients demonstrated a statistically significant reduction in the rate of all-cause hospitalizations and severe infections, relative to pre-treatment. Evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities has been shown along with sustained phenotypic correction. The tolerability profile of RP-L201 has been highly favorable in all patients with no RP-L201-related adverse events. Adverse events related to other study procedures, including busulfan conditioning, have been previously disclosed and consistent with the tolerability profiles of those agents and procedures.

Anticipated Milestones
We have initiated discussions with the FDA on BLA filing plans for RP-L201 for the treatment of severe LAD-I and we anticipate a BLA filing in the first half of 2023.

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

Index
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

In May 2022, we presented updated data at the 25th Annual Meeting of the ASGCT. The presentation included data from two adult patients with severe or transfusion-dependent anemia as of the April 13, 2022 cut-off date. At 18 months post-infusion, both patients had sustained transgene expression, normalized hemoglobin, improved hemolysis, no red blood cell transfusion requirements post-engraftment and improved quality of life both reported anecdotally and as documented via formal quality of life assessments. The tolerability profile of RP-L301 appears favorable, with no RP-L-301-related serious adverse events through 18 months post-infusion. Transient transaminase elevation was seen in both patients post-therapy/conditioning, with no clinical stigmata of liver injury and subsequent resolution without clinical sequelae. The pediatric cohort is currently enrolling.

Anticipated Milestones
Enrollment in the PKD pediatric cohort is ongoing, and additional Phase 1 data are expected in the fourth quarter 2022.

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

cGMP Manufacturing

Our state-of-the-art, 103,720 square foot manufacturing facility in Cranbury, New Jersey. has been scaled up to manufacture AAV drug product for a planned Phase 2 pivotal trial in Danon disease. The facility also houses lab space for R & D and quality. We recently consulted with the FDA on CMC (chemistry, manufacturing, and controls) (“CMC”) requirements to start AAV cGMP manufacturing at our in-house facility as well as potency assay plans for a Phase 2 pivotal trial in Danon disease. To further strengthen our manufacturing and commercial capabilities we appointed Mayo Pujols, one of the most seasoned cell and gene therapy technical operations and manufacturing leaders in the industry, as our Chief Technical Officer.

Strategy

We seek to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, we intend to develop into a fully-integrated biotechnology company. In the near and medium-term, we intend to develop our first-in-class product candidates, which are targeting devastating diseases with substantial unmet need, develop proprietary in-house analytics and manufacturing capabilities and continue to commence registration trials for our currently planned programs. We expect to submit our first biologics license application (“BLA”) for the LAD program in the first half of 2023. In the medium and long-term, pending favorable data, we expect to submit BLAs for the rest of our suite of clinical programs, and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and product approval.

Index
We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process with defined criteria to identify target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2022, we raised net cash proceeds of approximately $697.8 million from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and six months ended June 30, 2022 and 2021.

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct Expenses:
Danon Disease (AAV) RP-A501	$9,568	$4,507	$15,942	$8,307
Leukocyte Adhesion Deficiency (LVV) RP-L201	7,044	3,864	10,095	10,270
Fanconi Anemia (LVV) RP-L102	4,557	2,013	9,087	5,608
Pyruvate Kinase Deficiency (LVV) RP-L301	632	562	1,486	2,421
Infantile Malignant Osteopetrosis (LVV) RP-L401 (1)	-	449	190	1,245
Other product candidates	3,776	1,179	7,030	1,871
Total direct expenses	25,577	12,574	43,830	29,722
Unallocated Expenses
Employee compensation	$6,964	$5,078	$12,511	$9,741
Stock based compensation expense	2,889	3,148	5,207	6,064
Depreciation and amortization expense	1,060	1,194	1,887	2,370
Laboratory and related expenses	1,291	835	2,518	1,482
Legal and patent fees	-	(16)	-	41
Professional Fees	629	358	1,190	827
Other expenses	2,946	1,359	5,007	2,592
Total other research and development expenses	15,779	11,956	28,320	23,117
Total research and development expense	$41,356	$24,530	$72,150	$52,839

(1)	Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators.

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

Interest Expense

Interest expense for the three and six months ended June 30, 2022, is related to our financing lease obligation for the Cranbury, NJ facility. Interest expense for the three and six months ended June 30, 2021, related to the 2021 Convertible Notes which converted into common stock on August 2, 2021, the 2022 Convertible Notes, which were redeemed and converted into common stock in April 2021, and the financing lease obligation for the Cranbury, NJ facility.

Interest Income

Interest income is related to interest earned from investments and cash equivalents.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2022 compared to those disclosed in our 2021 Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change

Operating expenses:
Research and development	$41,356	$24,530	$16,826
General and administrative	12,854	9,518	3,336
Total operating expenses	54,210	34,048	20,162
Loss from operations	(54,210)	(34,048)	(20,162)
Research and development incentives	-	-	-
Interest expense	(465)	(251)	(214)
Interest and other income, net	669	501	168
Amortization of premium on investments - net	(396)	(727)	331
Total other expense, net	(192)	(477)	285
Net loss	$(54,402)	$(34,525)	$(19,877)

Research and Development Expenses

R&D expenses increased $16.8 million to $41.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in R&D expenses was primarily driven by an increase in manufacturing and development costs of $11.3 million, an increase in compensation and benefits of $1.9 million due to increased R&D headcount and an increase in laboratory supplies of $1.4 million.

General and Administrative Expenses

G&A expenses increased $3.3 million to $12.9 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in G&A expenses was primarily driven by an increase in commercial preparation expenses which consists of commercial strategy, medical affairs, market development and pricing analysis of $1.4 million, an increase in compensation and benefits of $0.9 million due to increased G&A headcount, an increase in legal expense of $0.5 million, and an increase in stock compensation expense of $0.3 million.

Index
Other Expense, Net

Other expense, net decreased by $0.3 million to $0.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The decrease in other expense, net was primarily driven by reduced interest expense of $0.2 million associated with the 2022 Convertible Notes that were redeemed in April 2021 and the 2021 Convertible Notes that were converted in August 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change

Operating expenses:
Research and development	$72,150	$52,839	$19,311
General and administrative	24,624	$20,431	4,193
Total operating expenses	96,774	73,270	23,504
Loss from operations	(96,774)	(73,270)	(23,504)
Research and development incentives	-	500	(500)
Interest expense	(928)	(1,980)	1,052
Interest and other income, net	1,291	1,412	(121)
Amortization of premium on investments - net	(973)	(1,366)	393
Total other expense, net	(610)	(1,434)	824
Net loss	$(97,384)	$(74,704)	$(22,680)

Research and Development Expenses

R&D expenses increased $19.3 million to $72.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in R&D expenses was primarily driven by an increase in manufacturing and development costs of $11.8 million, an increase in laboratory supplies of $2.8 million, an increase in compensation and benefits of $2.8 million due to increased R&D headcount, offset by a decrease in R&D non-cash stock-based compensation expense of $0.9 million.

General and Administrative Expenses

G&A expenses increased $4.2 million to $24.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in G&A expenses was primarily driven by an increase in commercial preparation expenses which consists of commercial strategy, medical affairs, market development and pricing analysis of $2.2 million, an increase in compensation and benefits of $1.5 million due to increased G&A headcount, an increase in legal expense of $1.0 million, offset by a decrease of $0.7 million in G&A stock-based compensation expense.

Other Expense, Net

Other expense, net decreased by $0.8 million to $0.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease in other expense, net was primarily driven by reduced interest expense of $1.0 million associated with the 2022 Convertible Notes that were redeemed in April 2021 and the 2021 Convertible Notes that were converted in August 2021, as well as a decrease of $0.5 million in research and development incentives due to the receipt of the New York State R&D tax credit in 2021.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We had net losses of $97.4 million for the six months ended June 30, 2022, and $169.1 million for the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $589.3 million and $491.9 million, respectively. As of June 30, 2022, we had $321.4 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have funded our operations primarily through the sale of our equity and debt securities.

Index
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

Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(78,262)	$(62,809)
Cash provided by investing activities	15,794	20,178
Cash provided by financing activities	17,322	9,907
Net change in cash, cash equivalents and restricted cash	$(45,146)	$(32,724)

Operating Activities

During the six months ended June 30, 2022, operating activities used $78.2 million of cash and cash equivalents, primarily resulting from our net loss of $97.4 million offset by net non-cash charges of $17.7 million, including non-cash stock-based compensation expense of $13.6 million, accretion of discount on investments of $1.0 million, and depreciation and amortization expense of $1.8 million. Changes in our operating assets and liabilities for the six months ended June 30, 2022, consisted of an increase in accounts payable and accrued expenses of $2.5 million and an increase in our prepaid expenses of $1.1 million.

During the six months ended June 30, 2021, operating activities used $62.8 million of cash and cash equivalents, primarily resulting from our net loss of $74.7 million offset by net non-cash charges of $18.6 million, including non-cash stock-based compensation expense of $15.2 million and depreciation of $1.4 million. Changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted of a  decrease in accounts payable and accrued expenses for $9.0 million and an increase in our prepaid expenses of $1.0 million.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $15.8 million, primarily resulting from proceeds of $163.7 million from the maturities of investments, offset by purchases of investments of $143.0 million, and purchases of property and equipment of $4.8 million.

During the six months ended June 30, 2021, net cash provided by investing activities was $20.2 million, consisting of proceeds of $180.6 million from the maturities of investments, offset by purchases of investments of $158.6 million, and purchases of property and equipment of $1.8 million.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $17.3 million of cash, primarily resulting from net proceeds of $17.2 million from the sale of shares through our at-the-market facility.

During the six months ended June 30, 2021, net cash provided by financing activities was $9.9 million, consisting of issuance of common stock, pursuant to exercises of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 10 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Index
Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•	finance unanticipated working capital requirements;
•	continue to advance our product candidates through clinical development;
•	continue our efforts to expand our pipeline of development programs;
•	develop proprietary in-house analytics and manufacturing capabilities;
•	pursue acquisitions or other strategic relationships; and
•	respond to competitive pressures.

Index
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Index
Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

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

*  Filed herewith.

**  The certification furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 9, 2022	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2022	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)