Form 10-Q
period 2022-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2022-11-04
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 75,684,423 shares of common stock, $0.01 par value per share, outstanding.

Index
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “can,” “plan,” “potential,” “possible” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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

•	our ability to close the Renovacor acquisition and realize the anticipated benefits from the transaction;
•	our estimates regarding our capital requirements; and
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,669	$232,694
Investments	109,865	156,046
Prepaid expenses and other current assets	4,597	3,319
Total current assets	311,131	392,059
Property and equipment, net	25,613	22,299
Goodwill	30,815	30,815
Restricted cash	1,354	1,343
Deposits	455	455
Operating lease right-of-use assets	1,022	1,569
Finance lease right-of-use asset	46,875	48,480
Total assets	$417,265	$497,020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$27,823	$19,615
Operating lease liabilities, current	634	863
Finance lease liability, current	1,724	1,689
Total current liabilities	30,181	22,167
Operating lease liabilities, non-current	492	905
Finance lease liability, non-current	19,242	19,144
Other liabilities	37	80
Total liabilities	49,952	42,296
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 67,838,803 and 64,505,889 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	678	645
Additional paid-in capital	1,014,283	946,152
Accumulated other comprehensive loss	(596)	(161)
Accumulated deficit	(647,052)	(491,912)
Total stockholders’ equity	367,313	454,724
Total liabilities and stockholders’ equity	$417,265	$497,020

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	43,383	39,621	115,533	92,459
General and administrative	15,105	10,025	39,728	30,456
Total operating expenses	58,488	49,646	155,261	122,915
Loss from operations	(58,488)	(49,646)	(155,261)	(122,915)
Research and development incentives	-	-	-	500
Interest expense	(465)	(534)	(1,395)	(2,514)
Interest and other income, net	1,353	806	2,644	2,218
Amortization of premium on investments - net	(156)	(744)	(1,128)	(2,111)
Net loss	$(57,756)	$(50,118)	$(155,140)	$(124,822)
Net loss per share - basic and diluted	$(0.87)	$(0.79)	$(2.37)	$(1.99)
Weighted-average common shares outstanding - basic and diluted	66,215,535	63,825,429	65,406,844	62,828,601

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(57,756)	$(50,118)	$(155,140)	$(124,822)
Other comprehensive loss
Net unrealized gain (loss) on investments	169	(16)	(435)	(55)
Total comprehensive loss	$(57,587)	$(50,134)	$(155,575)	$(124,877)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands except share amounts)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options and restricted stock units	16,168	-	76	-	-	76
Unrealized comprehensive loss on investments	-	-	-	(468)	-	(468)
Stock-based compensation	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	645	952,498	(629)	(534,894)	417,620
Issuance of common stock pursuant to exercise of stock options	2,387	-	3	-	-	3
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,313,450	13	17,229	-	-	17,242
Unrealized comprehensive loss on marketable securities	-	-	-	(136)	-	(136)
Stock-based compensation	-	-	7,369	-	-	7,369
Net loss	-	-	-	-	(54,402)	(54,402)
Balance at June 30, 2022	65,837,894	658	977,099	(765)	(589,296)	387,696
Issuance of common stock pursuant to exercise of stock options	22,437	-	229	-	-	229
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,978,472	20	29,278	-	-	29,298
Unrealized comprehensive gain on marketable securities	-	-	-	169	-	169
Stock-based compensation	-	-	7,677	-	-	7,677
Net loss	-	-	-	-	(57,756)	(57,756)
Balance at September 30, 2022	67,838,803	$678	$1,014,283	$(596)	$(647,052)	$367,313

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	60,996,367	$610	$825,794	$(42)	$(322,843)	$503,519
Issuance of common stock pursuant to exercise of stock options	991,432	9	8,783	-	-	8,792
Unrealized comprehensive loss on investments	-	-	-	(33)	-	(33)
Stock-based compensation	-	-	7,900	-	-	7,900
Net loss	-	-	-	-	(40,179)	(40,179)
Balance at March 31, 2021	61,987,799	619	842,477	(75)	(363,022)	479,999
Issuance of common stock pursuant to exercise of stock options	133,838	2	1,113	-	-	1,115
Issuance of common stock pursuant to conversion of notes	1,326,432	13	35,530	-	-	35,543
Unrealized comprehensive loss on investments	-	-	-	(6)	-	(6)
Stock-based compensation	-	-	7,311	-	-	7,311
Net loss	-	-	-	-	(34,525)	(34,525)
Balance at June 30, 2021	63,448,069	634	886,431	(81)	(397,547)	489,437
Issuance of common stock pursuant to exercise of stock options	21,402	-	284	-	-	284
Issuance of common stock pursuant to conversion of notes	160,614	2	5,148	-	-	5,150
Issuance of common stock, net of issuance costs	812,516	8	26,346	-	-	26,354
Warrant Issuance	-	-	7,578	-	-	7,578
Unrealized comprehensive loss on investments	-	-	-	(16)	-	(16)
Stock-based compensation	-	-	6,989	-	-	6,989
Net loss	-	-	-	-	(50,118)	(50,118)
Balance at September 30, 2021	64,442,601	$644	$932,776	$(97)	$(447,665)	$485,658

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(155,140)	$(124,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	-	752
Depreciation and amortization of property and equipment	2,883	2,188
Write down of property and equipment, net	177	-
Right of use asset	1,605	-
Stock-based compensation	21,316	22,200
Accretion of discount on investments, net	1,132	2,089
Expense in connection with warrant issuance	-	7,578
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,278)	1,016
Accounts payable and accrued expenses	7,189	(2,842)
Operating lease liabilities	(96)	17
Finance lease liability	134	1,644
Other liabilities	(43)	(42)
Net cash used in operating activities	(122,121)	(90,222)
Investing activities:
Purchases of investments	(177,460)	(226,484)
Proceeds from maturities of investments	222,074	234,146
Payments made to acquire right of use asset	-	(18)
Purchases of property and equipment	(5,355)	(5,655)
Net cash provided by investing activities	39,259	1,989
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	308	10,191
Issuance of common stock, net of issuance costs	-	26,354
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	46,540	-
Net cash provided by financing activities	46,848	36,545
Net change in cash, cash equivalents and restricted cash	(36,014)	(51,688)
Cash, cash equivalents and restricted cash at beginning of period	234,037	298,666
Cash, cash equivalents and restricted cash at end of period	$198,023	$246,978

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment	$1,747	$1,132
Unrealized loss on investments	$(435)	$(55)
Conversion of convertible notes into common stock	$-	$(40,693)
Reclassification of construction in process from finance right of use asset	$-	$39
Supplemental cash flow information:
Cash paid for interest	$-	$148

The accompanying notes are an integral part of these consolidated financial statements.

Index
ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a clinical-stage, multi-platform biotechnology company focused on the development of gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. Rocket has three clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., Rocket has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $647.1 million as of September 30, 2022.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200,000,000 (the “Shares”) through Cowen as its sales agent. As of September 30, 2022, the Company sold 3.3 million shares of common stock for net proceeds of $46.6 million pursuant to the at-the-market offering program (see Note 7). As of September 30, 2022, the Company had $306.5 million of cash, cash equivalents and investments.

On October 6, 2022, the Company completed a follow-on offering (the “Offering”) pursuant to which it sold 7,820,000 shares of common stock for net proceeds of $108.2 million. With the proceeds from the Offering and the at-the-market offering program, the Company expects such resources will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.

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

3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (“2021 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 and any other interim periods or any future year or period.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 10 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$196,669	$232,694
Restricted cash	1,354	1,343
	$198,023	$234,037

Income Taxes

In May 2022, the Company received a notice from the New York City Department of Finance regarding an audit of the  NYC Biotechnology Credit for the tax periods ended December 31, 2018 through December 31, 2020, which is ongoing as of September 30, 2022.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2021 Form 10-K.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of
	September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$152,398	$-	$-	$152,398
	152,398	-	-	152,398

Investments:
United States Treasury securities	75,329	-	-	75,329
Corporate Bonds	-	34,536	-	34,536
	75,329	34,536	-	109,865

	$227,727	$34,536	$-	$262,263

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$179,900	$-	$-	$179,900
	179,900	-	-	179,900

Investments:
United States Treasury securities	44,045	-	-	44,045
Corporate Bonds	-	96,696	-	96,696
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,305	-	9,305
	44,045	112,001	-	156,046

	$223,945	$112,001	$-	$335,946

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

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Laboratory equipment	$17,968	$12,600
Machinery and equipment	10,807	10,432
Computer equipment	244	218
Furniture and fixtures	2,125	1,963
Leasehold improvements	568	407
Internal use software	1,903	1,902
	33,615	27,522
Less: accumulated depreciation and amortization	(8,002)	(5,223)
	$25,613	$22,299

During the three and nine months ended September 30, 2022 the Company recognized $1.1 million and $2.9 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2021 the Company recognized $0.8 million and $2.2 million of depreciation and amortization expense, respectively.

Index
6.	Accounts Payable and Accrued Expenses

As of September 30, 2022 and December 31, 2021, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Research and development	$17,027	$12,082
Property and equipment	1,747	728
Employee compensation	4,793	4,533
Government grant payable	597	597
Professional fees	1,779	1,196
Other	1,880	479
	$27,823	$19,615

7.	Stockholders’ Equity

At-the-Market Offering Program

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

The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through September 30, 2022, the Company sold 3.3 million shares under the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

8.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2022	2021

Risk-free interest rate	2.40%	0.78%
Expected term (in years)	5.82	5.84
Expected volatility	73.21%	69.31%
Expected dividend yield	0.00%	0.00%
Exercise price	$15.79	$53.98
Fair value of common stock	$15.79	$53.98

Index
The following table summarizes stock option activity for the nine months ended September 30, 2022, under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding as of December 31, 2021	11,143,761	$14.51	5.95	$128,817
Granted	2,192,166	15.79	6.30
Exercised	(30,824)	9.99		167
Cancelled	(574,109)	33.07
Outstanding as of September 30, 2022	12,730,994	$13.91	5.68	$88,457

Options vested and exercisable as of September 30, 2022	9,715,600	$10.92	4.60	$85,081
Options unvested as of September 30, 2022	3,015,394	$23.48	9.15	$3,376

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022, and 2021 was $15.79 and $53.98, respectively.

The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $26.9 million and $18.2 million, respectively.

Restricted Stock Units (“RSU”)

 The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	23,500	$30.61
Granted	939,122	16.10
Vested	(10,168)	62.32
Forfeited	(56,585)	16.10
Unvested as of September 30, 2022	895,869	$16.23

Stock-based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Stock options	$6,694	$6,831	$19,332	$21,872
Restricted stock units	983	158	1,984	328
Total share based compensation expense	$7,677	$6,989	$21,316	$22,200

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$3,040	$3,084	$8,247	$9,148
General and administrative	4,637	3,905	13,069	13,052
Total share based compensation expense	$7,677	$6,989	$21,316	$22,200

As of September 30, 2022, the Company had an aggregate of $50.1 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 2.05 years.

Index
Warrants

A summary of the warrants outstanding as of September 30, 2022 is as follows:

Exercise Price		Outstanding	Grant Date	Expiration Date
24.42		7,051	June 28, 2013	June 28, 2023
57.11		603,386	December 21, 2020	December 21, 2030
33.63		301,291	August 9, 2021	August 9, 2031
22.51		153,155	December 17, 2021	December 17, 2031
22.51		153,155	December 17, 2021	December 17, 2031
	Total	1,218,038

The following table below is a summary of changes in warrants to purchase common stock for the nine months ended September 30, 2022:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share

Balance as of December 31, 2021	1,218,038
Granted	-	$-
Exercised	-	$-
Balance as of September 30, 2022	1,218,038

9.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(57,756)	$(50,118)	$(155,140)	$(124,822)
Denominator:
Weighted-average common shares outstanding - basic and diluted	66,215,535	63,825,429	65,406,844	62,828,601
Net loss per share attributable to common stockholders - basic and diluted	$(0.87)	$(0.79)	$(2.37)	$(1.99)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2022	2021
Shares issuable upon conversion of the 2021 Convertible Notes	-	160,536
Warrants exercisable for common shares	1,218,038	610,437
Restricted stock units convertible for common shares	895,869	23,500
Options to purchase common shares	12,730,994	11,040,697
	14,844,901	11,835,170

10.	Commitments and Contingencies

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement and remeasured the lease liability and adjusted the operating lease right of use asset by $1.1 million. The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

On January 4, 2018, in connection with the  reverse merger with Inotek Pharmaceuticals Corporation (“Inotek”), the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending in February 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreements totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Rental income received under the sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Rental income is netted against rent expense in the consolidated statements of operations.

Rent expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Rent expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of each of September 30, 2022 and December 31, 2021 was $0.8 million.

Lease cost	September 30, 2022
Operating lease cost	$592
Finance lease cost
Amortization of right of use assets	1,605
Interest on lease liablities	1,395
Total lease cost	$3,592

Index
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of September 30, 2022:

Maturity of operating lease liabilities	September 30, 2022
2022	230
2023	548
2024	269
2025	64
2026	54
Total lease payments	$1,165
Less: interest	(39)
Total operating lease liabilities	$1,126

Maturity of finance lease liability	September 30, 2022
2022	428
2023	1,736
2024	1,791
2025	1,856
2026	1,912
Thereafter	45,000
Total lease payments	$52,723
Less: interest	(31,757)
Total finance lease liability	$20,966

Leases	September 30, 2022
Operating right-of-use assets	$1,022

Operating current lease liabilities	634
Operating noncurrent lease liabilities	492
Total operating lease liabilities	$1,126

Finance right-of-use assets	$46,875

Finance current lease liability	1,724
Finance noncurrent lease liability	19,242
Total finance lease liability	$20,966

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$687
Cash flows from finance lease	$1,261
Weighted-average remaining lease term - operating leases	2.0 years
Weighted-average remaining lease term - finance lease	21.9 years
Weighted-average discount rate - operating leases	3.94%
Weighted-average discount rate - finance lease	8.96%

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

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LVV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. In March 2022, the Company met the next CIRM milestone and recorded a receivable of $0.9 million, included in prepaid and other current assets in the consolidated balance sheet and a reduction of research and development expenses. The Company received the $0.9 million milestone payment on April 5, 2022. No additional milestones were achieved as of September 30, 2022.

13.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. This agreement was terminated on February 15, 2022. The Company incurred expenses of $0 for the three and nine months ended September 30, 2022 and $27.5 and $82.5 during the three and nine months ended September 30, 2021, respectively, relating to services provided under this agreement.

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

On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to a related party for business development and asset identification consulting services (“August 2021 Warrant”). The Company recorded a non-cash R&D expense of $7.6 million during year ended December 31, 2021, related to the issuance of the August 2021 warrant. On December 17, 2021, the Company issued warrants exercisable for 153,155 and 153,155 shares of common stock, respectively to the same related party for business development and asset identification consulting services (“December 2021 Warrants”). The Company recorded a non-cash R&D expense of $5.2 million during year ended December 31, 2021, related to the issuance of the December 2021 warrant. Total non-cash R&D expense of $12.8 million during the year ended December 31, 2021, related to the issuance of the August 2021 and December 2021 warrants. There was no expense related to this item for the three and nine months ended September 30, 2022.

Index
In September 2021, the Company entered into a consulting agreement with a member of the Board of Directors for pipeline development, new asset evaluation, and corporate strategy. In lieu of cash for services to be provided under the consulting agreement during its one-year term, the Company granted the board member options to purchase 20,000 shares of the Company’s common stock with a fair value of $0.4 million. The Company incurred expense of $0 and $0.3 million for the three and nine months ended September 30, 2022 and 2021.

14.	Renovacor Merger Agreement

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, Inc., a Delaware corporation (“Renovacor”) pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will acquire Renovacor. The acquisition is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, each share of Renovacor’s common stock, par value $0.0001 per share (“Renovacor Shares”) outstanding immediately prior to the effective time of the merger (including Company Earnout Shares (as defined in the Merger Agreement)) will be canceled and converted into the right to receive a number of fully paid and non-assessable shares of the Company determined on the basis of an exchange formula set forth in the Merger Agreement (the “Exchange Ratio”). The Exchange Ratio will initially be equal to 0.1676 for each Renovacor Share (subject to adjustment as described in the Merger Agreement). Under certain circumstances further described in the Merger Agreement, the Exchange Ratio may be adjusted upward or downward based on the level of Renovacor’s net cash at the closing of the merger and certain other adjustments, as determined in accordance with the Merger Agreement. The acquisition is expected to close by the first quarter of 2023. The Company incurred approximately $1.3 million of acquisition related costs during the three months ended September 30, 2022.

15.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2022, was $0.2 million and $0.7 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2021, was $0.1 million and $0.4 million, respectively.

Index
16.	Subsequent Events

On October 6, 2022, the Company completed a follow-on public offering pursuant to which it sold 7,820,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,020,000 shares of common stock, at a public offering price of $14.75 per share. The gross proceeds to Rocket from the public offering were approximately $115.3 million, net of $7.1 million of offering costs, commissions, legal and other expenses for net proceeds of $108.2 million.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 28, 2022 with the SEC (the “2021 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2021 Form 10-K, pursuant to Instruction 2 to paragraph of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LVV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in potentially registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). In addition, in the U.S., we have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

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

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through September 30, 2022, we sold 3.3 million shares under the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

Renovacor Merger Agreement

On September 19, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, Inc., a Delaware corporation (“Renovacor”) pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will acquire Renovacor. The acquisition is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, each share of Renovacor’s common stock, par value $0.0001 per share (“Renovacor Shares”) outstanding immediately prior to the effective time of the merger (including Company Earnout Shares (as defined in the Merger Agreement)) will be canceled and converted into the right to receive a number of fully paid and non-assessable shares of the Company determined on the basis of an exchange formula set forth in the Merger Agreement (the “Exchange Ratio”). The Exchange Ratio will initially be equal to 0.1676 for each Renovacor Share (subject to adjustment as described in the Merger Agreement). Under certain circumstances further described in the Merger Agreement, the Exchange Ratio may be adjusted upward or downward based on the level of Renovacor’s net cash at the closing of the merger and certain other adjustments, as determined in accordance with the Merger Agreement. The acquisition is expected to close by the first quarter of 2023. We incurred approximately $1.3 million of pre-acquisition related costs during the three months ended September 30, 2022.

Follow-on Public Offering

On October 6, 2022, we completed a public offering of 7,820,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,020,000 shares of our common stock, at a public offering price of $14.75 per share. The gross proceeds to Rocket from the public offering were approximately $115.3 million, net of $7.1 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $108.2 million.

Index
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

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

AAV Program:

Danon Disease:

Danon disease (“DD”) is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure (CHF) are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for Danon disease, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

Index
Danon disease is an X-linked dominant, monogenic rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. Danon disease predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues. Preclinical models of Danon disease have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

We currently have one adeno-associated viral vector program targeting DD, RP-A501. We have treated seven patients in the RP-A501 Phase 1 clinical trial, which enrolled young adult and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (gc)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 gc/kg) in adult/older adolescent patients aged 15 or greater (n=2), and we have initiated treatment in a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2).

Data disclosed from our Phase 1 study of RP-A501 in May 2022 and September 2022 included safety and clinical activity results from the three patients treated with the low dose of 6.7e13 gc/kg and from two patients treated with the higher dose of 1.1e14 gc/kg, and initial safety information from the two pediatric patients (pediatric cohort is age 8-14 years) treated with the low dose of 6.7e13 gc/kg.

Based on the activity observed in the low dose cohort and to mitigate complement-mediated TMA (safety concerns observed in the high dose cohort) and in agreement with the FDA, we are focusing on the low dose (6.7e13 gc/kg) and we will no longer administer doses of 1.1e14 gc/kg or higher in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. These measures include exclusion of patients with end-stage heart failure, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501. As presented in May 2022 at the 25th Annual Meeting of the American Society of Gene and Cell Therapy (“ASGCT”), two pediatric patients have received RP-A501 therapy (6.7e13 gc/kg dose level). The two pediatric patients were observed to have normal-range platelets, diminished complement activation relative to the adult cohorts, and no complement-related adverse events. Corticosteroid taper commenced at day 10 following therapy for both patients and there was no significant worsening of the patients’ baseline DD-related skeletal myopathy during the weeks following RP-A501. Of note, transaminases and parameters of liver inflammation (including blood levels of gamma-glutamyl transferase, bilirubin and coagulation parameters) were not significantly increased during the weeks following therapy.

In the adult (age ≥15 years) low-dose cohort, RP-A501 was generally well-tolerated. All 4 adult (age ≥15 years) patients with observed immunomodulatory regimen compliance and preserved (>40%) left ventricular ejection fraction at baseline demonstrated disease modification across molecular, echocardiographic, and functional parameters. These patients demonstrated evidence of cardiac LAMP2B expression by immunohistochemistry and reduced levels of autophagic vacuoles on histologic evaluation. Echocardiograms showed stabilized or decreased cardiac wall thickness with improved or stabilized ejection fraction in these patients. Patients in the adult cohorts demonstrated sustained improvement or stabilization in Brain Natriuretic Peptide (“BNP”) and New York Heart Association (“NYHA”) class, 6-minute walk test and reported increases in physical activity. Adverse events were manageable with transient immunomodulation. All treatment-related adverse events in pediatric and adult cohorts were reversible with no lasting renal, hepatic, or other sequelae.

Efficacy assessments include evaluation of NYHA Functional Classification, which is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Brain natriuretic peptide (BNP) is a blood-based evaluation and a key marker of heart failure with prognostic significance in CHF and cardiomyopathies. High sensitivity troponin I (“hsTnI”) is a blood-based evaluation and a key marker of cardiac injury, one that is (like BNP) frequently elevated in Danon disease patients. Other efficacy parameters include echocardiographic measurements of heart thickness, most notably the thickness of the left ventricular posterior wall, and importantly, measurement of LAMP2B gene expression both via immunohistochemistry and Western blot, as obtained via endomyocardial biopsy. Biopsied heart tissue is also evaluated via  hematoxylin and eosin (“H&E”) histology and electron microscopy for evidence of DD-associated tissue derangements, including the presence of autophagic vacuoles and disruption of myofibrillar architecture, each of which are characteristic of DD-related myocardial damage.

Index
In September 2022, interim data for the ongoing Phase 1 trial of RP-A501 was presented at the Heart Failure Society of America (“HFSA”) meeting, including updated safety and initial efficacy parameters for the pediatric cohort and longer-term efficacy parameters for the low and high dose adult cohort (patients aged 15 and older; n=5) (data cut-off September 27, 2022). In the pediatric cohort, an improvement in NYHA Class (from Class II to I) were reported in both patients after 6 and 9 months of follow-up post-RP-A501. In the adult cohorts, improvement in NYHA Class (from II to I) was observed in three patients (two low-dose and one high-dose) who had closely monitored immunomodulation and stabilization of NYHA Class was observed in one low-dose adult patient without a closely monitored immunomodulatory regimen. Substantial improvements (reductions) in BNP, a key marker of heart failure, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 50% of baseline values. Improvements (reductions) in hsTnI, a key marker of myocardial injury, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 20% of baseline values. In the adult cohorts, reductions in hsTnI were observed in three low-dose patients and one high-dose patient, with reductions greater than 50% of baseline levels identified in these four patients on at least one assessment, and reductions sustained through 24-36 months of follow-up. Reductions in BNP of at least 25% below baseline values were identified in three low-dose patients and one high-dose patient on at least one assessment. In two of the adult patients, BNP levels were modestly above baseline at the most recent assessment; however baseline BNP levels were either within normal limits or mildly elevated for these two patients. In adult cohort patients with closely monitored immunomodulation (two low-dose and one high-dose) left ventricular (LV) posterior wall thickness improved (approximately 15-25% decrease compared to pretreatment baseline) and reductions in left ventricular mass were identified in four patients, including the patient in the low-dose cohort for whom immunomodulation was not closely monitored. Severe and progressive wall thickening is a hallmark of the hypertrophic cardiomyopathy of Danon disease and is a major contributor to early mortality in male patients. Evidence of sustained cardiac LAMP2B gene expression by immunohistochemistry with qualitative improvement of vacuoles and cardiac tissue architecture on standard H&E and electron microscopy was observed at both dose levels in four of five patients in the adult cohorts and both patients in the pediatric cohort. Sustained cardiac LAMP2B gene expression by immunohistochemistry was observed in all three adult patients with a closely monitored immunomodulatory regimen through 24 months of follow-up. Importantly, genetic correction (as evidenced by myocardial vector copy numbers (“VCNs”) and LAMP2 protein expression were accompanied by reductions in the relative area of autophagic vacuoles relative to overall myocardial area, with decreases in this ratio of at least 20% relative to baseline identified in four adult cohort patients (three of whom had reductions of at least 50%). Substantial reductions (>50% baseline) in vacuolar area were also identified in the one pediatric cohort patient for whom this parameter was evaluable at 6 months post-therapy. In addition to the improvements identified in NYHA Class, improvements in quality of life (“QOL”) as reported via the Kansas City Cardiomyopathy Questionnaire (“KCCQ”) were noted in three of the adult patients who had closely monitored immunomodulation, and both of the pediatric cohort patients; KCCQ score at baseline was 50 for the initial pediatric patient and was 93 at the most recent 9 month assessment; KCCQ score at baseline was 52 for the second pediatric patient and was 81 at a preliminary 3 month assessment.

RP-A501 was generally well tolerated at the 6.7e13 gc/kg dose level, or lower dose. All observed adverse effects were reversible with no lasting sequelae. Early transaminase and creatinine kinase elevations returned to baseline or decreased. No unexpected and serious drug product-related adverse events or severe adverse events were observed in this low dose cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post-treatment. Elevation in transaminases and creatinine kinases was observed in all three low-dose adult cohort patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in two of three of these patients. These changes were largely responsive to corticosteroids and other immunosuppressive therapies. All patients were given oral steroids to prevent or minimize potential immune-related events. Corticosteroids were associated with transient exacerbation of DD-associated skeletal myopathy, which resolved upon discontinuation of steroid therapy. At the higher dose administered (1.1e14 gc/kg adult cohort), additional immunosuppressive therapies were stipulated and administered to mitigate the immune response associated with RP-A501. Interim data presented at HFSA in September 2022 included that RP-A501 was observed to be generally well tolerated at the low dose with a manageable safety profile across pediatric and adult cohorts. In the pediatric cohort, RP-A501 was well tolerated in both patients with six to eleven months follow-up. The patients were observed to have normal-range platelets, minimal complement activation and no complement-related adverse events. The two pediatric patients received a modified immunomodulatory regimen to mitigate adverse events. No significant immediate or delayed toxicities, significant skeletal myopathy, or late transaminase elevations have been observed.

Taken together, the totality of data from the six patients currently enrolled in the Phase 1 trial is expected to support advancement toward a Phase 2 pivotal study.

One of the patients receiving therapy on the high dose cohort had progressive heart failure and underwent a heart transplant at Month 5 following therapy. This patient had more advanced disease than the 4 other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline LV ejection fraction (35%) on echocardiogram and markedly elevated LV filling pressure prior to treatment. His clinical course was characteristic of DD progression. Assessments regarding gene transduction from the explanted heart are summarized below:

Explanted Heart
•	Analysis of the explanted heart revealed significant fibrosis consistent with advanced DD.
•
Myocardial tissue from the explanted heart at 5 months post-treatment displayed 100% LAMP2B protein expression by immunohistochemistry throughout non-fibrotic cardiac regions including the ventricles and other essential targeted areas

As disclosed in December 2020, this same patient (one of the two patients receiving the 1.1e14 gc/kg dose) had more advanced heart failure than the others, and was the heaviest patient treated to-date (receiving the highest absolute AAV9 dose). This patient experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This thrombotic microangiopathy (“TMA”) event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (“SUSAR”) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient regained normal kidney function within three weeks. (This event occurred in the same patient in whom RP-A501 was not associated with clinical stabilization or improvement, and who required a heart transplant 5 months post-therapy).

Following transplant, this patient has been clinically stable and reports resolution of a baseline skeletal myopathy that was present prior to treatment. Analysis of the explanted heart is described above. Of note, this patient had more advanced heart failure at time of treatment; the clinical protocol has been modified to exclude enrollment of DD with end-stage CHF/cardiomyopathy. In May 2021, 5 months after details of this event were disclosed and after recognition of complement-mediated TMA in other systemic AAV programs, the FDA placed the study on clinical hold. In response to the FDA’s clinical hold, we amended the trial protocol in order to enable more defined mechanisms for prevention, early recognition and management of complement-mediated adverse events. The FDA lifted the clinical hold on August 16, 2021 and investigational treatment in the pediatric cohort was initiated in the fourth quarter of 2021. Updated results were presented at HFSA as summarized above.

Index
Anticipated Milestones
Since preliminary clinical activity and ongoing tolerability have been observed in pediatrics along with evidence of longer-term tolerability and clinical activity in adults, we expect these results to support FDA discussions on study design and endpoints for our planned Phase 2 pivotal trial. Phase 2 trial planning activities are expected to begin in the fourth quarter of 2022.

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

Each of our LV-based programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex-vivo LV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our Phase 2 registrational enabling clinical trials treating FA patients at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”), the University of Minnesota, Great Ormond Street Hospital (“GOSH”) in London and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The trial has enrolled a total of ten patients from the U.S. and EU with the first patient in this Phase 2 trial treated in December 2019. Patients will receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

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

In December 2021, we presented encouraging clinical data at the 63rd Annual Meeting of the American Society of Hematology (ASH). The preliminary results from the Phase 1/2 trials presented in a poster at ASH were from eleven pediatric patients and showed increasing evidence of engraftment in at least six of eight patients for whom there are at least 12 months of follow-up, including bone marrow progenitor cell resistance to mitomycin-C (MMC) ranging from 16-63% in six patients (bone marrow cells in FA patients are highly sensitive to DNA-damaging agents including MMC; this susceptibility to DNA damage is believed to mediate the FA-associated bone marrow failure and predisposition to malignancy. In addition to the development of MMC-resistance in BM hematopoietic cells, sustained peripheral VCN levels were seen in six of seven patients with at least 12-months of follow-up. One patient experienced an Influenza B infection approximately 9 months following treatment with concomitant progressive hematologic failure requiring allogeneic hematopoietic stem cell transplant, which was administered successfully; the remaining patients have not required transfusions. RP-L102 demonstrated a highly favorable tolerability profile with all subjects being treated without cytotoxic conditioning and no signs of dysplasia. The only RP-L102 related serious adverse event to-date has been a Grade 2 transient infusion-related reaction in one patient.

In May 2022, we presented updated data for RP-L102 at ASGCT’s 25th Annual Meeting.  Five of nine evaluable patients as of the April 4, 2022 cut-off date had increased resistance to MMC in bone marrow-derived colony forming cells, ranging from 21% to 42% at 12 to 18 months, increasing to 51% to 94% at 18 – 21 months. The primary endpoint has been achieved, based on a trial protocol in which statistical and clinical significance requires a minimum of five patients to attain increased MMC resistance at least 10% above baseline at two or more timepoints, and concomitant evidence of genetic correction and clinical stabilization. A sixth patient has displayed evidence of progressively increasing genetic correction as evidenced by peripheral VCN. Three additional patients were less than 12 months post-treatment at the time of presentation.  One patient had progressive bone marrow failure following therapy and underwent successful allogeneic transplant as previously disclosed. The tolerability profile of RP-L102 appears favorable with no signs of dysplasia, clonal dominance or oncogenic integrations; as previously reported, one patient experienced a Grade 2 transient infusion-related reaction, which resolved.

In October 2022, we presented data for RP-L102 at the European Society for Cell and Gene Therapy 29th Annual Meeting, including the clinical activity results presented at the ASGCT 2022 meeting. We also disclosed at least one of the additional three patients in our Phase 2 trial of RP-L102 for FA for whom there is less than 12 months of follow-up has demonstrated initial evidence of engraftment (as demonstrated by bone marrow mitomycin-C resistance and VCN in blood and bone marrow) at levels comparable to those seen in the five patients for whom there is longer-term evidence of progressive engraftment and phenotypic correction. We also disclosed that one of the initial five patients in this trial who had evidence of engraftment developed a T-cell lymphoblastic lymphoma approximately 22 months after RP-L102 administration. A surgical biopsy of the lymphoma indicated negligible gene markings (VCN of 0.003) at a juncture when concomitant VCN in blood and bone marrow were 0.26 and 0.42 respectively. These findings conclusively indicate that the lymphoma did not result from a LV-mediated insertion, as there were essentially no gene markings in the tumor (the very low but detectable VCN is likely the result of blood cells in the tumor specimen). FA is a cancer-predisposition syndrome and cancers may develop in patients under the age of 10. Importantly, the patient tolerated induction chemotherapy for the lymphoma without significant complications and is currently in a complete response. The presence of gene-corrected hematopoietic cells may have contributed to this patient’s overall tolerance of chemotherapy.

Anticipated Milestones

Based on achievement of the primary endpoint as defined in our pivotal Phase 2 study for FA, we have initiated FDA dialogue around biologics license application (“BLA”) filing plans for RP-L102 for the treatment of FA and anticipate making such filing in the second half of 2023. Continued data readouts for the FA program are expected in the fourth quarter of 2022.

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

Index
The open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 has treated nine severe LAD-I patients to assess the safety and tolerability of RP-L201 to date. The first patient was treated at UCLA with RP-L201 in the third quarter 2019. Enrollment is now complete in both the Phase 1 and 2 portions of the study; nine patients have received RP-L201 at 3 investigative centers in the U.S. and Europe.

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

In May 2022, we presented updated data at ASGCT’s 25th Annual Meeting. The presentation included efficacy and safety interim data at three to 24 months of follow-up after infusion for all nine treated patients and overall survival data, including survival data for the seven patients with at least 12 months of follow-up after infusion as of the March 9, 2022 cut-off date. All patients, aged three months to nine years, demonstrated sustained CD18 restoration and expression on more than 10% of neutrophils (range: 20%-87%, median: 56%). At one year, the overall survival without allogeneic hematopoietic stem cell transplantation across the cohort is 100% based on the Kaplan-Meier estimate. As of the data cut-off, all nine patients are alive and clinically stable. All patients demonstrated a statistically significant reduction in the rate of all-cause hospitalizations and severe infections, relative to pre-treatment. Evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities has been shown along with sustained phenotypic correction. The tolerability profile of RP-L201 has been highly favorable in all patients with no RP-L201-related adverse events. Adverse events related to other study procedures, including busulfan conditioning, have been previously disclosed and consistent with the tolerability profiles of those agents and procedures.

Anticipated Milestones
We have initiated discussions with health authorities on BLA filing plans for RP-L201 for the treatment of severe LAD-I and anticipate making such filing in the first half of 2023.

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

This global Phase 1 open-label, single-arm, clinical trial is expected to enroll four to five adult and pediatric PKD patients in the U.S. and Europe. The trial will be comprised of two cohorts to assess RP-L301 in pediatric (age 8-17) and adult populations. The trial is designed to assess the safety, tolerability, and preliminary activity of RP-L301, and initial safety evaluation will occur in the adult cohort before evaluation in pediatric patients. Stanford will serve as the lead site in the U.S. for adult and pediatric patients, HNJ will serve as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz will serve as the lead site in Europe for adult patients. In July 2020, we treated the first patient in our clinical trial of RP-L301.

Index
In December 2021, we presented positive clinical data at the 63rd Annual Meeting of ASH. The ASH poster presentation included preliminary data from two adult patients with severe anemia and substantial transfusion requirements who were treated as of the November 3, 2021 cut-off date. Each of these patients had experience extensive PKD-related disease complications including hepatic iron overload. Both patients have had marked improvement in hemoglobin levels, from baselines of 7.4 and 7.0 g/dL to 12-month values of 13.3 and 14.8 g/dL respectively; this represents an improvement from severe (Hb <8g/dL) to normal levels. Both patients have been transfusion independent subsequent to post-treatment hematopoietic reconstitution. Anemia resolution has been accompanied by marked improvement in additional markers of hemolysis, including bilirubin, erythropoietin, and reticulocyte counts. RP-L301 has been well tolerated in these adult patients, with no drug product related serious adverse events or infusion-related complications observed through 12-months post-treatment. Both patients have reported improved QOL following treatment with increases on FACT-An and additional designated QOL evaluations sustained through 12 months following therapy.

In May 2022, we presented updated data at the 25th Annual Meeting of the ASGCT. The presentation included data from two adult patients with severe or transfusion-dependent anemia as of the April 13, 2022 cut-off date. At 18 months post-infusion, both patients had sustained transgene expression, normalized hemoglobin, improved hemolysis, no red blood cell transfusion requirements post-engraftment and improved QOL both reported anecdotally and as documented via formal QOL assessments. The tolerability profile of RP-L301 appears favorable, with no RP-L-301-related serious adverse events through 18 months post-infusion. Transient transaminase elevation was seen in both patients post-therapy/conditioning, with no clinical stigmata of liver injury and subsequent resolution without clinical sequelae. The pediatric cohort is currently enrolling.

Anticipated Milestones
Enrollment in the PKD pediatric cohort is ongoing, and additional Phase 1 data are expected in the first half of 2023. Initiation of the phase 2 pivotal trial is expected to occur in 2023.

cGMP Manufacturing

Our state-of-the-art, 103,720 square foot manufacturing facility in Cranbury, New Jersey. has been scaled up to manufacture AAV drug product for a planned Phase 2 pivotal study in Danon disease. The facility also houses lab space for research & development and quality. We reached an understanding with the FDA on chemistry, manufacturing, and controls requirements to start AAV cGMP manufacturing at our in-house facility as well as potency assay plans for a Phase 2 pivotal trial in Danon disease. To further strengthen our manufacturing and commercial capabilities we appointed Mayo Pujols, one of the most seasoned cell and gene therapy technical operations and manufacturing leaders in the industry, as our Chief Technical Officer.

Strategy

We seek to bring hope and relief to patients with devastating, undertreated, rare pediatric diseases through the development and commercialization of potentially curative first-in-class gene therapies. To achieve these objectives, we intend to develop into a fully-integrated biotechnology company. In the near and medium-term, we intend to develop our first-in-class product candidates, which are targeting devastating diseases with substantial unmet need, develop proprietary in-house analytics and manufacturing capabilities and continue to commence registration trials for our currently planned programs. We expect to submit our first BLA for the LAD program in the first half of 2023. In the medium and long-term, pending favorable data, we expect to submit BLAs for the rest of our suite of clinical programs, and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide for expedited review. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development and product approval.

We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process with defined criteria to identify target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2022, we raised net cash proceeds of approximately $727.2 million from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct Expenses:
Danon Disease (AAV) RP-A501	$8,058	$3,497	$24,001	$11,804
Leukocyte Adhesion Deficiency (LVV) RP-L201	5,719	7,896	15,814	18,167
Fanconi Anemia (LVV) RP-L102	7,141	6,379	16,228	11,986
Pyruvate Kinase Deficiency (LVV) RP-L301	433	1,109	1,919	3,530
Infantile Malignant Osteopetrosis (LVV) RP-L401 (1)	91	729	280	1,975
Other product candidates	4,689	2,128	11,719	3,998
Total direct expenses	26,131	21,738	69,961	51,460
Unallocated Expenses
Employee compensation	$7,983	$5,524	$20,495	$15,265
Stock based compensation expense	3,040	3,084	8,247	9,148
Depreciation and amortization expense	1,090	1,258	2,976	3,627
Laboratory and related expenses	3,033	651	3,940	2,745
Professional Fees	819	400	2,009	1,216
Other expenses	1,287	6,966	7,905	8,998
Total other research and development expenses	17,252	17,883	45,572	40,999
Total research and development expense	$43,383	$39,621	$115,533	$92,459

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

Index
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

Interest Expense

Interest expense for the three and nine months ended September 30, 2022, was related to our financing lease obligation for the Cranbury, NJ facility. Interest expense for the three and nine months ended September 30, 2021, was related to the 2021 Convertible Notes which converted into common stock on August 2, 2021, the 2022 Convertible Notes, which were redeemed and converted into common stock in April 2021, and the financing lease obligation for the Cranbury, NJ facility.

Interest Income

Interest income was related to interest earned from investments and cash equivalents.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2022 compared to those disclosed in our 2021 Form 10-K.

Index
Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change

Operating expenses:
Research and development	$43,383	$39,621	$3,762
General and administrative	15,105	10,025	5,080
Total operating expenses	58,488	49,646	8,842
Loss from operations	(58,488)	(49,646)	(8,842)
Research and development incentives	-	-	-
Interest expense	(465)	(534)	69
Interest and other income, net	1,353	806	547
Amortization of premium on investments - net	(156)	(744)	588
Total other income (expense), net	732	(472)	1,204
Net loss	$(57,756)	$(50,118)	$(7,638)

Research and Development Expenses

R&D expenses increased $3.8 million to $43.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in R&D expenses was primarily driven by increases in manufacturing and development costs of $4.0 million, compensation and benefits of $2.5 million due to increased R&D headcount, direct materials of $2.2 million, laboratory supplies of $1.8 million and professional fees of $0.9 million. Increases noted were offset by a decrease in licensing fees of $7.6 million attributable to the Neptune Warrant expense recorded in the three months ended September 30, 2021.

General and Administrative Expenses

G&A expenses increased $5.1 million to $15.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in G&A expenses was primarily driven by increases in compensation and benefits of $1.3 million due to increased G&A headcount, non-cash stock compensation expense of $0.7 million, office and administrative expenses of $0.4 million and Renovacor pre-acquisition related expenses of $1.3 million.

Other Income (Expense), Net

Other income increased by $1.2 million to $0.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in other income was primarily driven by an increase in interest and other income, net, of $0.5 million due to increased interest rates and an increase in investment amortization, net, of $0.6 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change

Operating expenses:
Research and development	$115,533	$92,459	$23,074
General and administrative	39,728	30,456	9,272
Total operating expenses	155,261	122,915	32,346
Loss from operations	(155,261)	(122,915)	(32,346)
Research and development incentives	-	500	(500)
Interest expense	(1,395)	(2,514)	1,119
Interest and other income, net	2,644	2,218	426
Amortization of premium on investments - net	(1,128)	(2,111)	983
Total other income (expense), net	121	(1,907)	2,028
Net loss	$(155,140)	$(124,822)	$(30,318)

Index
Research and Development Expenses

R&D expenses increased $23.1 million to $115.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in R&D expenses was primarily driven by increases in manufacturing and development costs of $15.8 million, laboratory supplies of $4.5 million, compensation and benefits expense of $5.2 million due to increased R&D headcount and direct materials of $3.0 million. Increases noted were offset by a decrease in non-cash stock compensation expense of $0.9 million and a decrease in license fees of $7.7 million attributable to the Neptune Warrant expense recorded in the nine months ended September 30, 2021.

General and Administrative Expenses

G&A expenses increased $9.3 million to $39.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in G&A expenses was primarily driven by increases in commercial preparation expenses which consists of commercial strategy, medical affairs, market development and pricing analysis of $2.5 million, compensation and benefits of $2.8 million due to increased G&A headcount and legal expense of $1.3 million.

Other Income (Expense), Net

Other income increased by $2.0 million to $0.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in other income was primarily driven by decreased interest expense of $1.1 million associated with the 2022 Convertible Notes that were redeemed in April 2021 and the 2021 Convertible Notes that were converted in August 2021, an increase in interest and other income, net of $0.4 million due to increased interest rates and an increase in investment amortization, net, of $1.0 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net losses and negative cash flows from our operations each year since inception. We had net losses of $155.1 million for the nine months ended September 30, 2022, and $169.1 million for the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $647.1 million and $491.9 million, respectively. As of September 30, 2022, we had $306.5 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have funded our operations primarily through the sale of our equity and debt securities.

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

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(122,121)	$(90,222)
Net cash provided by investing activities	39,259	1,989
Net cash provided by financing activities	46,848	36,545
Net decrease in cash, cash equivalents and restricted cash	$(36,014)	$(51,688)

Index
Operating Activities

During the nine months ended September 30, 2022, operating activities used $122.1 million of cash and cash equivalents, primarily resulting from our net loss of $155.1 million offset by net non-cash charges of $27.1 million, including non-cash stock-based compensation expense of $21.3 million, accretion of discount on investments of $1.1 million, and depreciation and amortization expense of $2.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted of an increase in accounts payable and accrued expenses of $7.2 million and a decrease in our prepaid expenses of $1.3 million.

During the nine months ended September 30, 2021, operating activities used $90.2 million of cash, primarily resulting from our net loss of $124.8 million offset by net non-cash charges of $34.8 million, including non-cash stock-based compensation expense of $22.2 million, warrant issuance of $7.6 million, accretion of discount on investments of $2.1 million, and depreciation and amortization expense of $2.2 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted of an increase in accounts payable and accrued expenses for $2.8 million, a decrease in finance lease liability of $1.6 million and a decrease in our prepaid expenses of $1.0 million.

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $39.3 million, primarily resulting from proceeds of $222.1 million from the maturities of investments, offset by purchases of investments of $177.5 million, and purchases of property and equipment of $5.4 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was $2.0 million, consisting of proceeds of $234.1 million from the maturities of investments, offset by purchases of investments of $226.5 million, purchases of property and equipment of $4.9 million, and purchases of internal use software of $0.7 million.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $46.8 million of cash, primarily resulting from net proceeds of $46.6 million from the sale of shares through our at-the-market facility.

During the nine months ended September 30, 2021, net cash provided by financing activities was $36.5 million, consisting of the issuance of common stock related to the August 2021 private placement of $26.4 million and issuance of common stock pursuant to exercises of stock options.

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

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our material risk factors are disclosed in Item 1A of our 2021 Form 10-K. Except as set forth below, there have been no material changes from the risk factors previously disclosed in such filing.

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

We may fail to realize the anticipated benefits of the acquisition of Renovacor.

The success of the acquisition of Renovacor will depend on, among other things, our ability to close the transaction and to combine our business with Renovacor in a manner that allows us to achieve developmental and operational synergies. The closing of the acquisition is subject to certain closing conditions including, among other things, approval by our and Renovacor’s stockholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions. We cannot guarantee that these conditions will be satisfied in a manner that will allow us to close the acquisition within the expected timeframe or at all. Lawsuits or other legal proceedings brought in connection with the acquisition could also delay or prevent the closing of the transaction and may cause us to incur additional costs and divert management’s attention from the acquisition process and our core business operations. If we are unable to complete the acquisition within the expected timeframe or at all, our business, financial condition and results of operations would be negatively impacted. Moreover, even if the acquisition closes within the expected timeframe, it is possible that the integration process could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of Renovacor; or inconsistencies in standards, controls, procedures, or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. In particular, the acquisition may not be accretive to our stock value in the near or long term. In addition, the acquisition of Renovacor may impact the market price for shares of our common stock, which could result in substantial losses for our stockholders.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit
Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

2.2
Agreement and Plan of Merger, dated September 19, 2022, by and among Parent, the Company, Merger Sub I and Merger Sub II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022).

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

10.1	Form of Parent Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022).
10.2	Form of Company Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*  Filed herewith.

**  The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

November 4, 2022	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2022	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)