Form 10-K
period 2022-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2023-02-28
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $644.3 million, based upon the closing price on the NASDAQ Global Market reported for such date.

As of February 22, 2023, there were 79,347,760 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days of the end of the period covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to meet our anticipated milestones for our various drug candidates with respect to the initiation and timing of clinical studies;
•	federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
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

•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•	our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•	our ability to obtain additional funding to conduct our planned research and development efforts;
•
Our integration of an acquired business involves a number of risks, including the possibility that the integration process could result in the loss of key employees; the disruption of our ongoing business; or inconsistencies in standards, controls, procedures, or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•	The outbreak of SARS-CoV-2, which causes COVID-19, has and may continue to adversely impact our business, including our preclinical and clinical studies.
•
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates, we may not be successful in commercializing those product candidates if and when they are approved.

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

•	We may never obtain approval for any of our product candidates in the United States or the European Union, or other jurisdictions, which would limit our ability to realize our full market potential.
•	Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory obligations and continued regulatory scrutiny.
•
Our product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•	We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise harm our business.
•	We have limited experience in manufacturing, and there can be no assurance that we will be able to successfully manufacture products.
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

•	Even if approved, we may not successfully commercialize our product candidates.
•	We may not be successful in our efforts to expand our pipeline of additional product candidates.
•	The success of our research and development activities, clinical testing, and commercialization, upon which we primarily focus, is uncertain.
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

•	Given our commercial relationships outside of the United States, in particular the European Union, a variety of risks associated with international operations could harm our business.
•	If we are unable to obtain and maintain adequate patent protection for products and related technology, our ability to successfully commercialize our products may be harmed.
•	If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
•	If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.
•	We may fail to realize the anticipated benefits of potential acquisitions or business combinations, such as the acquisition of Renovacor.
•	RTW Investments, LP, our largest stockholder, may have the ability to significantly influence matters submitted to stockholders for approval.

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

Overview

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase ½ LAD-I program are in potentially registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., we also have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additionally, we have an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. As a result of our acquisition of Renovacor, Inc. (“Renovacor”), we are now able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Although we believe that gene therapy may be beneficial to patients afflicted with this disorder, we have opted to focus available resources towards advancement of RP-A601, RP-A501, RP-L102, RP-L201, RP-L301, and BAG3-DCM based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

Gene Therapy Overview

Genes are composed of sequences of deoxyribonucleic acid (“DNA”), which provide the code for proteins that perform a broad range of physiologic functions in all living organisms. Although genes are passed on from generation to generation, genetic changes, also known as mutations, can occur in this process. These changes can result in the lack of production of proteins or the production of altered proteins with reduced or abnormal function, which can in turn result in disease.

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

We are using modified non-pathogenic viruses for the development of our gene therapy treatments. Viruses are particularly well suited as delivery vehicles because they are adept at penetrating cells and delivering genetic material inside a cell. In creating our viral delivery vehicles, the viral (pathogenic) genes are removed and are replaced with a functional form of the missing or mutant gene that is the cause of the patient’s genetic disease. The functional form of a missing or mutant gene is called a therapeutic gene, or the “transgene.” The process of inserting the transgene is called “transduction.” Once a virus is modified by replacement of the viral genes with a transgene, the modified virus is called a “viral vector.” The viral vector delivers the transgene into the targeted tissue or organ (such as the cells inside a patient’s bone marrow). We have two types of viral vectors in development, LV and AAV. We believe that our LV and AAV-based programs have the potential to offer a significant therapeutic benefit to patients that is durable (long-lasting).

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

Essential Terminology

Set forth below is an abbreviated index of certain key terms and optimal ranges of values used in the discussion of LV and AAV gene therapies.

Term	Definition	Optimal Ranges
LV Therapy (hematopoietic disorders)
CD34+ cell(s)	Hematopoietic Stem Cell (most CD34+ cells are not true stem cells, but this continues to be the most clinically useful measure)	Will depend on underlying disorder, generally > 1 million CD34+ cells/kg.

Vector copy number (VCN) [product]	The average number of gene copies per infused stem cell (as determined by DNA analysis; this is an average ratio, not a precise value)	0.5 to 2 has been target in some LV clinical studies (5.0 generally considered maximum)

Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per peripheral blood or bone marrow cell (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but many disorders may be correctable with in vivo VCNs << 1.0
AAV Therapy
Vector copy number (VCN) [in vivo, post-treatment]	The average number of gene copies per cell in the organ of interest (as determined by DNA analysis; this is an average ratio, not a precise value)	Will depend on underlying disorder, but vivo VCNs << 1.0

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

Cardiovascular Programs

Danon Disease

Danon disease (“DD”) is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure (“CHF”) are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for DD, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

DD is an X-linked dominant, monogenic rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. DD predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues. Preclinical models of DD have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

We currently have one adeno-associated viral vector program targeting DD, RP-A501. We have treated seven patients in the RP-A501 Phase 1 clinical trial, which enrolled adult/older adolescent and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (gc)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 gc/kg) in adult/older adolescent patients aged 15 or greater (n=2), and a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2). As previously disclosed, a patient receiving therapy on the high dose cohort (1.1e14 gc/kg dose) had progressive heart failure and underwent a heart transplant at month five following therapy. This patient had more advanced disease than the four other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline left ventricle (“LV”) ejection fraction (35%) on echocardiogram and markedly elevated LV filling pressure prior to treatment. The patient’s clinical course was characteristic of DD progression. The patient is doing well post-transplant.

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (thrombotic microangiopathy (“TMA”)) and in agreement with the FDA, we are focusing on the low dose (6.7e13 gc/kg) and we will no longer administer doses of 1.1e14 gc/kg or higher in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. These measures include exclusion of patients with end-stage heart failure, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

We are conducting a variety of efficacy assessments in the Phase I clinical study to measure the prospect of benefit for patients. These assessments include the following:

•
New York Heart Association (“NYHA”) Functional Classification is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Class III and IV are considered more severe or advanced heart failure.

•
Brain natriuretic peptide (“BNP”) is a blood-based evaluation and a key marker of heart failure with prognostic significance in CHF and cardiomyopathies. Elevations in BNP are strongly associated with worsening heart failure and poor outcomes in cardiovascular disease.

•
High sensitivity troponin I (“hsTnI”) is a blood-based evaluation and a key marker of cardiac injury, one that is (like BNP) frequently elevated in DD patients and has been shown to be markedly elevated in patients with advanced stage disease.

•
Echocardiographic measurements of heart thickness, most notably, left ventricular mass (“LVM”) and maximal left ventricular wall thickness (“MLVWT”), indicate the degree of hypertrophy present in the heart.

•
Kansas City Cardiovascular Questionnaire (“KCCQ”) is a validated, patient-reported outcomes assessment that measures a patients perception of their heart failure symptoms, impact of disease on physical and social function, and the impact of their heart failure on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ score of +/- 5 points are considered meaningful and have been shown to correlate with outcomes.

•
Histologic examination of endomyocardial biopsies via hematoxylin and eosin (“H&E”) histology and electron microscopy is used to detect evidence of DD-associated tissue derangements, including the presence of autophagic vacuoles and disruption of myofibrillar architecture, each of which are characteristic of DD-related myocardial damage.

•
LAMP2B gene expression in endomyocardial biopsy samples is measured via both immunohistochemistry and Western blot and confirms the presence of LAMP2B protein in DD cardiac tissue following RP-A501 treatment.

In May 2022 at the 25th Annual Meeting of the American Society of Gene and Cell Therapy (“ASGCT”) we disclosed data from our Phase I study that included safety and efficacy updates from the three patients treated with the low dose of 6.7e13 gc/kg and from two patients treated with the higher dose of 1.1e14 gc/kg, and initial safety information from the two pediatric patients (pediatric cohort is age 8-14 years) treated with the low dose of 6.7e13 gc/kg.

We reported that RP-A501 continued to be well-tolerated at 12-24 months post treatment in both the high and low-dose adult/older adolescent cohorts (age ≥15 years). As previously presented, there were no drug product related SAEs observed in the low dose (6.3e13 gc/kg) adult/older adolescent cohort. The most common adverse events were predominantly mild, not associated with clinical symptoms and were related to elevated transaminases post-treatment. Elevation in transaminases and creatinine kinases was observed in all three low-dose adult/older adolescent cohort patients and returned to baseline levels within the first one to two months post-treatment. There was also a transient and reversible decline in platelets observed in two of three of these patients. These changes were responsive to corticosteroids and other immunosuppressive therapies. Two patients in the low dose cohort and one patient in the high dose cohort experienced skeletal myopathy related to corticosteroid administration, which resolved with steroid taper. As disclosed in 2020, one patient in the high dose cohort (the same patient who later went to cardiac transplant as described above) experienced a non-persistent, immune-related event that was classified as a drug product-related serious adverse event. This TMA event (which was later reclassified as a Sudden Unexpected Serious Adverse Reaction (“SUSAR”) was believed to be likely due to immune-mediated complement activation, resulting in reversible thrombocytopenia and acute kidney injury requiring eculizumab and transient hemodialysis. This patient received the highest absolute dose secondary to high baseline weight and the higher (1.1e14 gc/kg) dose level. The TMA resolved fully with supportive therapy and the patient regained normal kidney function within three weeks. The patient’s progression to heart transplant is not associated with this event, but instead due to advanced DD at the time of treatment. Across the adult/older adolescent patients, no additional SAEs were observed following the first 2-4 months from treatment and all treatment-related adverse events were reversible with no lasting renal, hepatic or other sequelae. Initial safety assessment of the two pediatric patients showed normal-range platelets, diminished complement activation relative to the adult/older adolescent cohorts, and no complement-related adverse events. Corticosteroid taper commenced at day 10 following therapy for both pediatric patients and there was no significant worsening of the patients’ baseline DD-related skeletal myopathy during the weeks following RP-A501. Of note, transaminases and parameters of liver inflammation (including blood levels of gamma-glutamyl transferase, bilirubin and coagulation parameters) were not significantly increased during the weeks following therapy.

All 4 adult/older adolescent (age ≥15 years) patients with observed immunomodulatory regimen compliance and preserved (>40%) left ventricular ejection fraction at baseline demonstrated disease modification across molecular, echocardiographic, and functional parameters. These patients demonstrated evidence of sustained cardiac LAMP2B expression by immunohistochemistry and reduced levels of autophagic vacuoles on histologic evaluation. Echocardiograms showed stabilized or decreased cardiac wall thickness with improved or stabilized ejection fraction in these patients. Patients in the adult/older adolescent cohorts demonstrated sustained improvement or stabilization in BNP and NYHA class, 6-minute walk test and reported increases in physical activity.

In September 2022, we presented interim data for the ongoing Phase 1 trial of RP-A501 at the Heart Failure Society of America (“HFSA”) meeting, including updated safety and initial efficacy parameters for the pediatric cohort and longer-term efficacy parameters for the low and high dose adult/older adolescent cohort (patients aged 15 and older; n=5) (data cut-off September 27, 2022). This data was also presented in November 2022 at the 75th American Heart Association (“AHA”) Annual Meeting. During these presentations we provided incremental safety updates across cohorts. As previously outlined, RP-A501 was generally well tolerated at the 6.7e13 gc/kg dose level and no unexpected and serious drug product-related adverse events or severe adverse events were observed in both adult/older adolescent and pediatric low dose cohorts. All observed adverse effects at both doses were reversible and no lasting sequelae were observed with follow-up of 2-3 years from treatment for the adult/older adolescent cohort and 6-11 months for the pediatric cohort. Any early transaminase and creatinine kinase elevations returned to baseline or decreased, and any transient exacerbation of DD-associated skeletal myopathy resolved upon discontinuation of corticosteroid therapy. The updated safety data presented at HFSA in September 2022 and AHA in November 2022 reconfirmed that RP-A501 was generally well tolerated at the low dose with a manageable safety profile across pediatric and adult/older adolescent cohorts.

In the pediatric cohort, an improvement in NYHA Class (from Class II to I) was reported in both patients after 6 and 9 months of follow-up post-RP-A501. In the adult/older adolescent cohorts, improvement in NYHA Class (from II to I) was observed in three patients (two low-dose and one high-dose) who had closely monitored immunomodulation and stabilization of NYHA Class was observed in one low-dose adult patient without a closely monitored immunomodulatory regimen. Substantial improvements (reductions) in BNP, a key marker of heart failure, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 50% of baseline values. Improvements (reductions) in hsTnI, a key marker of myocardial injury, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 20% of baseline values. In the adult/older adolescent cohorts, reductions in hsTnI were observed in three low-dose patients and one high-dose patient, with reductions greater than 50% of baseline levels identified in these four patients on at least one assessment, and reductions sustained through 24-36 months of follow-up. Reductions in BNP of at least 25% below baseline values were identified in three low-dose patients and one high-dose patient on at least one assessment. In two of the adult/older adolescent patients, BNP levels were modestly above baseline at the most recent assessment; however baseline BNP levels were either within normal limits or mildly elevated for these two patients. In adult/older adolescent cohort patients with closely monitored immunomodulation (two low-dose and one high-dose) left ventricular (LV) posterior wall thickness improved (approximately 15-25% decrease compared to pretreatment baseline) and reductions in left ventricular mass were identified in four patients, including the patient in the low-dose cohort for whom immunomodulation was not closely monitored. Severe and progressive wall thickening is a hallmark of the hypertrophic cardiomyopathy of Danon disease and is a major contributor to early mortality in male patients. Evidence of sustained cardiac LAMP2B gene expression by immunohistochemistry with qualitative improvement of vacuoles and cardiac tissue architecture on standard H&E and electron microscopy was observed at both dose levels in four of five patients in the adult/older adolescent cohorts and both patients in the pediatric cohort. Sustained cardiac LAMP2B gene expression by immunohistochemistry was observed in all three adult/older adolescent patients with a closely monitored immunomodulatory regimen through 24 months of follow-up. Importantly, genetic correction (as evidenced by myocardial vector copy numbers (“VCNs”) and LAMP2 protein expression were accompanied by reductions in the relative area of autophagic vacuoles relative to overall myocardial area, with decreases in this ratio of at least 20% relative to baseline identified in four adult/older adolescent cohort patients (three of whom had reductions of at least 50%). Substantial reductions (>50% baseline) in vacuolar area were also identified in the one pediatric cohort patient for whom this parameter was evaluable at 6 months post-therapy. In addition to the improvements identified in NYHA Class, improvements in quality of life (“QOL”) as reported via the KCCQ were noted in three of the adult/older adolescent patients who had closely monitored immunomodulation, and both of the pediatric cohort patients; KCCQ score at baseline was 50 for the initial pediatric patient and was 93 at the most recent 9 month assessment; KCCQ score at baseline was 52 for the second pediatric patient and was 81 at a preliminary 3 month assessment.

On December 22, 2022, we announced updates from our end-of-Phase 1 meeting with the FDA regarding RP-A501. During the meeting, we reviewed the positive Phase 1 dataset with the FDA and proposed a study design and endpoints for ongoing clinical development of the investigational gene therapy. Following discussions with the FDA, we anticipate proceeding with a dose of 6.7e13 GC/kg, and we anticipate utilizing a single arm open-label trial design with a robust natural history comparator, pursuant to the FDA’s acknowledgment of the challenges associated with executing a randomized controlled trial in Danon Disease. The FDA has also expressed an openness to considering a biomarker-based composite endpoint supported by functional and quality-of-life assessments as measures of patient benefit. We look forward to continued dialogue with the FDA on the design for our proposed pivotal trial, including discussion of appropriate external controls for the study and appropriate endpoints to support accelerated approval. We are now in discussion with the FDA about a trial design that will enable evaluation of two pediatric patients treated with drug product manufactured at our in-house cGMP AAV facility as an initial component of a modestly sized global pivotal study.

On January 9, 2023, we presented additional positive efficacy updates from our Phase I study of RP-A501 during the 41st Annual J.P. Morgan Healthcare Conference. The data presented included several additional months of follow-up, which showed further improvements in key biomarkers, echocardiographic and functional measures. A summary of these updates is provided in the table below. We also provided additional natural history comparator data, which showed the marked divergence of the course of Phase I patients from that of untreated patients in terms of key biomarkers (BNP) and functional measures (NYHA Class). Furthermore, RP-A501 continued to be well tolerated at 2-3 years post treatment in both adult/older adolescent high and low-dose cohorts and at 8 to 13 months in the pediatric cohort. In the pediatric cohort, no significant immediate or delayed toxicities, significant skeletal myopathy, or late transaminase elevations have been observed.

Improvement or Stabilization Observed Across Key Biomarker, Echo Findings and Functional Measures in Phase 1 RP-A501 study

Darker Green = improved; Lighter Green = minimal change (stabilization)
Does not include pt 1007 in Ph1 trial who had advanced HF with EF<40% at enrollment and received HTx 5M following tx due to pre-existing advanced HF. Patient is currently stable.
1Patient 1008 echocardiographic parameters are M9 visit (M12 pending).
2Patient 1002 NYHA class depicted for M30 visit (M36 pending).
3Patient 1005 KCCQ score depicted for M24 visit (M30 pending).

In addition to these clinical updates, we also provided updates on our in-house manufacturing activities. We have successfully produced 2 cGMP RP-A501 batches that have superior specifications to Phase I material in both titer and full versus empty particles. We believe the improved quality of our in-house manufactured product will allow for full dosing with lower total viral particles, potentially further optimizing the safety profile of RP-A501. Furthermore, we have agreement from the FDA on the continued utilization of HEK-293 cell-based process through commercialization as well as our comparability approach and potency assay.

Results from the ongoing Phase 1 Danon Disease trial represent one of the most comprehensive investigational gene therapy datasets for any cardiac condition. RP-A501 was generally well tolerated with evidence of durable treatment activity and improvement of Danon Disease for both pediatric patients with up to nine months of follow-up and four adult/older adolescent patients with up to 36 months of follow-up. All adult/older adolescent and pediatric patients who received a closely monitored immunomodulatory regimen showed improvements across tissue, laboratory, and imaging-based biomarkers, as well as in NYHA class (from II to I) and KCCQ scores with follow-up of six to 36 months.

Anticipated Milestones

On February 7, 2023, we announced that RP-A501 received RMAT designation from the FDA. We are very encouraged by the highly collaborative ongoing dialogue with the FDA for RP-A501 in Danon Disease and subject to the continued dialogue and agreement with the FDA anticipate initiating the initial component of the global study in Q2 of 2023.

Plakophilin-2 Arrhythmogenic Cardiomyopathy (PKP2-ACM)

Arrhythmogenic cardiomyopathy (“ACM”) is an inheritable cardiac disorder that is characterized by a high propensity for arrhythmias and sudden death, a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, and fibrofatty replacement of the myocardium. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was termed arrhythmogenic right ventricular dysplasia/cardiomyopathy (ARVD/ARVC). However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. PKP2 is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of PKP2 in the myocardium. Mean presentation is at the age of 35, and patients have a very high lifetime risk of ventricular arrhythmias, structural ventricular abnormalities, and sudden cardiac death (“SCD”).

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease, and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an implantable cardiac defibrillator (“ICD”) for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death; ICDs furthermore do not prevent the progression to end-stage heart failure. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage heart failure are considered for cardiac transplantation which, while curative of underlying disease, is itself associated with significant morbidity and mortality. Hence there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the US and EU.

We currently have one adeno-associated viral vector program targeting PKP2-ACM, RP-A601, which is a recombinant AAVrh.74 vector expressing PKP2a. PKP2-ACM is typically caused by heterozygous pathogenic mutations in the PKP2 gene resulting in reduced PKP2 expression in the myocardium. A once-administered gene therapy that addresses the root cause of the disease (PKP2 deficiency) early in the disease course, could mitigate the early electrical remodeling and diminish the risk of life-threatening arrhythmias and SCD associated with ACM, potentially impeding the development of irreversible cardiac structural changes. Prevention of syncopal episodes, life-threatening arrythmias, SCD, ICD shocks and the resulting anxiety, discomfort and hospitalizations is anticipated to result in a vastly improved quality of life and survival benefit. Furthermore, such an approach could spare patients the need for lifelong adherence to multiple arrhythmia and heart failure drugs that are nonspecific for PKP2-ACM and are associated with their own side effects, enabling patients an opportunity to live without exercise restrictions and with diminished concern for arrhythmias, palpitations, ICD shocks and progression to end-stage heart failure.

In nonclinical studies conducted by the Sponsor, RP-A601 has demonstrated efficacy in altering the natural history of PKP2-driven ACM. PKP2 cKO animals treated with the study drug have exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement / fibrosis of the myocardium, preserved LV function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month.

Anticipated Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. We anticipate filing an IND in Q2 of 2023.

BAG3 Dilated Cardiomyopathy

Dilated cardiomyopathy (“DCM”) is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. A familial association of DCM can be identified in 20-50% of DCM patients, with up to 40% of familial patients having an identifiable genetic cause. Mutations in the BAG3 gene (BCL-2-associated athanogene 3) are among the more common pathogenic genetic variants observed in familial DCM and these variants are highly penetrant, with approximately 80% of individuals with disease-causing genetic variants in the BAG3 gene developing DCM at > 40 years of age. BAG3 protein is associated with a variety of cellular functions including cardiac contractility, protein quality control (as a co-chaperone), cardiomyocyte structural support and anti-apoptosis. BAG3 associated dilated cardiomyopathy (BAG3-DCM) leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. We estimate that the prevalence of BAG3-associated DCM in the United States to be as many as 30,000 individuals.

Currently, DCM patients with a BAG3 mutation are treated with the standard of care for heart failure, which include angiotensin converting enzyme inhibitors, angiotensin receptor blockers, neprilysin inhibitors, beta-adrenergic receptor antagonists, or beta-blockers, aldosterone antagonists and/or diuretics, along with certain lifestyle changes, and do not address the underlying cause of disease. Patients who meet specific parameters may also undergo placement of an implantable cardioverter defibrillator, a cardiac resynchronization device or a combination of the two. There is no current therapy directly targeting the underlying mechanism of BAG3 associated DCM, and patients diagnosed with BAG3 associated DCM appear to progress to end-stage heart failure and death more rapidly than patients with DCM not associated with BAG3 variants. For example, approximately 19% of patients with BAG3 DCM require mechanical cardiac support, heart transplant, or have heart failure related death at 12 months after diagnosis, nearly twice the rate of similarly staged non-BAG3 DCM patients.

In December 2022 we completed our acquisition of Renovacor which provided Rocket with Renovacor’s most advanced program, a recombinant AAV9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. Initial proof of concept for AAV9-BAG3 has been demonstrated in studies of BAG3-knockout mouse models, which show treated mice have improved ejection fraction versus untreated knockout mice and comparable ejection fraction to walk test controls at timepoints 4- and 6-weeks post injection.

Anticipated Milestones

We are in the process of evaluating the optimal development pathway for this program and plan to submit an IND for BAG3-DCM in the first half of 2024.

Hematology Programs

Fanconi Anemia Complementation Group A (FANCA)

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

Each of our hematology programs utilize third-generation, self-inactivating lentiviral vectors to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex-vivo LV-based program targeting FA, RP-L102. RP-L102 is our lead lentiviral vector-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our Phase 2 registrational enabling clinical trials treating FA patients at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”), the University of Minnesota, Great Ormond Street Hospital (“GOSH”) in London and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The trial has enrolled a total of ten patients from the U.S. and EU. Two additional patients were treated in the US Phase 1 study at Stanford such that a total of 12 patients have received RP-L102 on Rocket-sponsored clinical trials. Patients receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

In December 2021, we presented encouraging clinical data at the 63rd Annual Meeting of the American Society of Hematology (“ASH”). The preliminary results from the Phase 1/2 trials presented in a poster at ASH were from eleven pediatric patients and showed increasing evidence of engraftment in at least six of eight patients for whom there are at least 12 months of follow-up, including bone marrow progenitor cell resistance to MMC ranging from 16-63% in six patients (bone marrow cells in FA patients are highly sensitive to DNA-damaging agents including MMC; this susceptibility to DNA damage is believed to mediate the FA-associated bone marrow failure and predisposition to malignancy. In addition to the development of MMC-resistance in BM hematopoietic cells, sustained peripheral VCN levels were seen in six of seven patients with at least 12-months of follow-up. One patient experienced an Influenza B infection approximately 9 months following treatment with concomitant progressive hematologic failure requiring allogeneic hematopoietic stem cell transplant, which was administered successfully; the remaining patients have not required transfusions. RP-L102 demonstrated a highly favorable tolerability profile with all subjects being treated without cytotoxic conditioning and no signs of dysplasia. The only RP-L102 related serious adverse event to-date has been a Grade 2 transient infusion-related reaction in one patient.

In May 2022, we presented topline data for RP-L102 at ASGCT’s 25th Annual Meeting. Five of nine evaluable patients as of the April 4, 2022 cut-off date had increased resistance to MMC in bone marrow-derived colony forming cells, ranging from 21% to 42% at 12 to 18 months, increasing to 51% to 94% at 18 – 21 months. The primary endpoint has been achieved, based on a trial protocol in which statistical and clinical significance requires a minimum of five patients to attain increased MMC resistance at least 10% above baseline at two or more timepoints, and concomitant evidence of genetic correction and clinical stabilization. A sixth patient has displayed evidence of progressively increasing genetic correction as evidenced by peripheral VCN. Three additional patients were less than 12 months post-treatment at the time of presentation. One patient had progressive bone marrow failure following therapy and underwent successful allogeneic transplant as previously disclosed. The tolerability profile of RP-L102 appears favorable with no signs of dysplasia, clonal dominance or oncogenic integrations; as previously reported, one patient experienced a Grade 2 transient infusion-related reaction, which resolved.

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

In December 2022, we presented positive clinical data for RP-L102 at the 64th Annual Meeting of ASH. RP-L102 conferred phenotypic correction in at least six of 10 evaluable patients with ≥12 months of follow-up as demonstrated by increased resistance to MMC in bone marrow derived colony forming cells, concomitant genetic correction and hematologic stabilization. A seventh patient has displayed evidence of progressively increasing genetic correction as demonstrated by peripheral blood and bone marrow VCN’s, with recent development of MMC resistance and possible indicators of hematologic stability after 36 months of follow-up. The primary endpoint has been achieved, based on a trial protocol in which statistical and clinical significance requires a minimum of five patients to attain increased MMC resistance at least 10% above baseline at two or more timepoints and concomitant evidence of genetic correction and clinical stabilization. The safety profile of RP-L102 has been highly favorable, and the treatment, administered without any cytotoxic conditioning, has been well tolerated. No signs of bone marrow dysplasia, clonal dominance or insertional mutagenesis related to RP-L102 have been observed.

Anticipated Milestones

Based on achievement of the primary endpoint as defined in our pivotal Phase 2 study for FA, we have initiated FDA dialogue around biologics license application (“BLA”) filing plans for RP-L102 for the treatment of FA and anticipate making such filing in Q4 of 2023.

Leukocyte Adhesion Deficiency-I (LAD-I)

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

We currently have one ex-vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. We have partnered with UCLA to lead U.S. clinical development efforts for the LAD-I program. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ and GOSH serving as the lead clinical sites in Spain and London, respectively. This study has received a $6.6 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

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

In May 2022, we presented updated data at ASGCT’s 25th Annual Meeting. The presentation included efficacy and safety interim data at three to 24 months of follow-up after infusion for all nine treated patients and overall survival data, including survival data for the seven patients with at least 12 months of follow-up after infusion as of the March 9, 2022 cut-off date. All patients, aged three months to nine years, demonstrated sustained CD18 restoration and expression on more than 10% of neutrop hils (range: 20%-87%, median: 56%). At one year, the overall survival without allogeneic hematopoietic stem cell transplantation across the cohort is 100% based on the Kaplan-Meier estimate. As of the data cut-off, all nine patients are alive and clinically stable. All patients demonstrated a statistically significant reduction in the rate of all-cause hospitalizations and severe infections, relative to pre-treatment. Evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities has been shown along with sustained phenotypic correction. The tolerability profile of RP-L201 has been highly favorable in all patients with no RP-L201-related adverse events. Adverse events related to other study procedures, including busulfan conditioning, have been previously disclosed and consistent with the tolerability profiles of those agents and procedures.

In December 2022, we presented positive clinical data at the 64th Annual Meeting of ASH. The presentation included previously disclosed top-line data at three to 24 months of follow-up after RP-L201 infusion for all patients and overall survival data for seven patients at 12 months or longer after infusion. We observed 100% overall survival at 12 months post-infusion via Kaplan Meier estimate and a statistically significant reduction in all hospitalizations, infection and inflammatory-related hospitalizations and prolonged hospitalizations for all nine LAD-I patients with three to 24 months of available follow-up. Data also shows evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities. The safety profile of RP-L201 has been highly favorable in all patients with no RP-L201-related serious adverse events to date.

Anticipated Milestones

Based on the positive efficacy and safety data from the Phase 2 pivotal LAD-I trial, we have initiated discussions with the FDA on BLA filing plans for RP-L201 for the treatment of severe LAD-I and anticipate making such filing in Q2 of 2023.

Pyruvate Kinase Deficiency (PKD)

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

We currently have one ex-vivo LV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT. The IND for RP-L301 to initiate the global Phase 1 study cleared in October 2019. This program has been granted US and EMA orphan drug disease designation.

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

In December 2022, we presented positive clinical data at the 64th Annual Meeting of ASH. The presentation included positive updated data from two adult patients with significant anemia. At 24 months post-infusion, both patients have robust and sustained efficacy demonstrated by normalized hemoglobin (from baseline levels in the 7.0-7.5 g/dL range), improved hemolysis parameters, independence from red blood cell transfusions and improved quality of life both reported anecdotally and as documented via formal quality of life assessments. The safety profile appears highly favorable, with no RP-L301-related serious adverse events through 24 months post-infusion in both adult patients. Insertion site analyses in peripheral blood and bone marrow in both adult patients up to 12 months post-RP-L301 demonstrated highly polyclonal patterns and there has been no evidence of insertional mutagenesis.

Anticipated Milestones

Enrollment in the PKD adult and pediatric cohort is completed in the Phase 1 study. Initiation of the phase 2 pivotal trial is anticipated in Q4 of 2023.

cGMP Manufacturing

Our new, 103,720 square foot manufacturing facility in Cranbury, New Jersey has been scaled up to manufacture AAV drug product for a planned Phase 2 pivotal study in Danon disease. The facility also houses lab space for research & development and quality. We reached an understanding with the FDA on chemistry, manufacturing, and controls requirements to start AAV cGMP manufacturing at our in-house facility as well as potency assay plans for a Phase 2 pivotal trial in Danon disease. To further strengthen our manufacturing and commercial capabilities during 2022, we appointed Mayo Pujols, one of the most seasoned cell and gene therapy technical operations and manufacturing leaders in the industry, as our Chief Technical Officer.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of February 22, 2023, our patent portfolio includes both owned and in-licensed patent families relating to our product candidates and related technologies, discussed more fully below.

Fanconi Anemia

Our Fanconi Anemia patent portfolio includes granted patents in Australia and Japan and pending applications in the U.S., Europe, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing Fanconi Anemia complementation group genes and methods for using such vectors to provide gene therapy in mammalian cells for treating Fanconi Anemia. These applications were exclusively in-licensed from CIEMAT, Centro de Investigacion Biomedica En Red, (“CIBER”), Fundacion Instituto de investigacion Sanitaria Fundacion Jimenez Diaz, (“FIISFJD”), and Fundacion Para la Investigacion Biomedica del Hospital Del Nino Jesus. We expect any patents in this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

Pyruvate Kinase Deficiency (PKD)

Our PKD patent portfolio includes granted patents in Europe, China, Hong Kong, Japan, Mexico, South Korea, and the United States and a pending patent application in the U.S., EU, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing pyruvate kinase genes and methods for using such vectors to provide gene therapy in mammalian cells for treating pyruvate kinase deficiency. These applications are exclusively in-licensed from CIEMAT, CIBER, and FIISFJD. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2038, absent any patent term adjustments or extensions.

Danon Disease

Our Danon disease patent portfolio includes both proprietary intellectual property and a patent family in-licensed from the University of California, San Diego, which includes patent applications in the U.S., Europe, Japan, China and other countries with claims directed to the treatment of Danon disease. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 absent any patent term adjustments or extensions. We also own a U.S. patent and pending patent application in the EU, Japan, China and other countries with claims directed to gene therapy vectors for the treatment of Danon disease; the U.S. patent issued in 2020. Any patents, if issued, arising from these patent applications, are expected to expire in 2039, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. We have also filed additional patent applications directed to methods for treatment of Danon disease. Any patents, if issued, arising from these patent applications, are expected to expire in 2040-2041, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid.

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

Material Contracts

License Agreements with CIEMAT

In March 2016, we entered into a license agreement with CIEMAT, CIBER, and FIISFJD, (collectively, “CIEMAT”), granting us worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to lentiviral vectors containing the human PKLR gene solely within the field of treating PKD. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, we are obligated to pay CIEMAT an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. We are responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with CIEMAT. We also have the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, we had a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT at market value. We are obligated to license (without charge) to CIEMAT for non-commercial use any improvements to the licensed intellectual property that we create.

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

License Agreement for Danon Disease with UCSD

In February 2017, we entered into a license agreement with The Regents of the University of California, represented by its San Diego campus (“UCSD”), under which UCSD granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights for the treatment of lysosomal storage diseases, including Danon disease. In exchange for the license, we became obligated to make an up-front payment, certain clinical and commercial milestone payments, royalty payments (on net sales of products covered by a valid claim within the licensed intellectual property), maintenance fees and sublicense revenue payments. Rocket paid an upfront license fee of $0.05 million. We are obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of Danon disease. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, we are obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. We are also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement.

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

In consideration for the rights granted to us under the license agreement, we made an upfront payment to RGNX of $7.0 million which was expensed to R&D costs in the 2018 consolidated statement of operations. A fee of $2.0 million per additional vector would be due if we exercise our Option Right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of products incorporating the Licensed Patents (the “Licensed Products”) during the royalty term. If successful, we will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, we shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. We must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. We paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019. There were no additional milestones achieved or related payments made during the years ended December 31, 2022 and 2021.

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-253756). We filed a prospectus supplement with the SEC on February 28, 2022, in connection with the offer and sale of the shares and  have agreed to pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares, pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights and will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement. Through December 31, 2022, we have sold 3.3 million shares of common stock pursuant to the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

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

Manufacturing

Our gene therapy platform has two main components: the production of LV vectors and AAV vectors and the target cell transduction process, which results in drug product. We commenced GMP manufacturing at our facility in Cranbury, New Jersey in 2022. We plan to supplement our own direct manufacturing capabilities with third-party manufacturers for our AAV programs. For our LV programs, we currently rely on third-party manufacturers to produce the plasmids, vectors, cell banks and final drug product for our clinical trials. We manage such production with our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We have long-term agreements with these manufacturers. Whenever possible, we procure materials from redundant and multiple sources to mitigate risk. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they become registered. With respect to commercial production of our product candidates in the future, we plan to pursue multiple options including direct manufacturing as well as outsourcing production of the active pharmaceutical (drug substance) ingredients and final drug product manufacturing (drug product) to contract manufacturing organizations if these products are approved and registered for marketing authorization by the applicable regulatory bodies.

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

Within the FDA, the FDA’s Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products and has published guidance documents with respect to the development of these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

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

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data, or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND.

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

The results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for its intended indication. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of a BLA to conduct an initial review to determine whether the application will be accepted for filing based on the Agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA has agreed to specific performance goals on the review of BLAs. Specifically, FDA under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as amended, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. After the FDA completes its substantive review of a BLA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher (“PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Drug Supply Chain Security Act and the Prescription Drug Marketing Act, both are parts of the FDCA.

In the U.S., once a product is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and racing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall, withdrawal of the product from the market, or refusal of importation. In addition, the manufacturer and/or holder of an approved BLA are subject to annual product and establishment fees. These fees are typically increased annually.

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

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, or otherwise subject it to a health technology assessment. In either case, payer coverage rules might exclude certain FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Department of Justice, Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended, which requires special pricing to both the Veterans Administration and other Federal agencies, as well as to certain safety net providers, referred to as 340B covered entities. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted including:
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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

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

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion in accordance with the laws of the Member State(s) concerned. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable i.e. January 31, 2023. As of January 31, 2023, all applications need to be submitted under and in accordance with the Clinical Trial Regulation. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive and the relevant implementing legislation in each EU Member State, as required, until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The implementation of the Clinical Trial Regulation may require us to take additional steps and procedures to ensure that our clinical trials comply with applicable laws.

Marketing Authorization

In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole, including the harmonized issuance of marketing authorizations in several Member States upon the initial application (“Decentralized Procedure”) or subsequently after the issuance of the initial national marketing authorization (“Mutual Recognition Procedure”) in accordance with the procedures set forth in Regulation (EC) 1234/2008..

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

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought. Harmonization throughout all concerned Member States is achieved through procedures set forth in Regulation (EC) 1234/2008, including in cases of differences on the assessment between the relevant authorities of Member States.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation was open until 14 March 2022.

Human Capital

As of December 31, 2022, we had 240 full-time employees, of whom 230 were located in the United States, five in Spain, two in Switzerland and one each in the UK, Sweden and Portugal. We also leverage temporary workers to provide flexibility for our business needs. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, attracting, recruiting, retaining, incentivizing, developing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in creating and maintaining a diverse, inclusive and safe work environment where our employees can feel inspired to deliver their workplace best every day. All employees are responsible for upholding the Rocket Behaviors and the Rocket Code of Conduct, which form the foundation of our policies and practices.

Corporate Information

We were incorporated in Delaware in 1999 as Inotek Pharmaceuticals Corporation. In January 2018, Inotek merged with Rocket Pharmaceuticals, Ltd. and changed its name to Rocket Pharmaceuticals, Inc. Our principal executive offices are located at 9 Cedarbrook Drive, Cranbury, NJ 08512, and our telephone number is (609) 659-8001. Our internet address is www.rocketpharma.com. We use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors section of our website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC. Our common stock is listed on the NASDAQ Global Market under the symbol “RCKT.”

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

Risks Related to COVID-19 Pandemic

The outbreak of SARS-CoV-2, which causes COVID-19, or other similar pandemics in the future could adversely impact our business, including our preclinical and clinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. As part of our initial response to the spread of COVID-19 and its variants, most of our corporate employees converted to working remotely part-time, with a smaller number of employees whose roles require them to be on-site full-time working at our Cranbury, NJ facility.

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

•	delays or difficulties in the buildout of our in-house manufacturing;
•	delays or difficulties in securing manufacturing slots or materials;
•	delays or difficulties in advancing preclinical research requiring in-person laboratory work at our facility at academic partners or contract research facilities; and
•	interruption or delays in the operations of the FDA and/ comparable foreign regulatory agencies, which may impact approval timelines.

The extent to which COVID-19 may impact our business, preclinical studies and clinical trials will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the identification of new variants of the virus, the duration of outbreaks, travel restrictions and actions to contain outbreaks, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19.

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

We have incurred net losses since our inception. We incurred net losses of $221.9 million, $169.1 million and $139.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $713.8 million. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs, buildout of our manufacturing capabilities and from general and administrative (“G&A”) costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct R&D, clinical trials, regulatory compliance activities, internal and external manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated G&A expenses, will likely result in us continuing to incur significant losses for the foreseeable future.

Our limited operating history may make it difficult for us to evaluate the success of our business to date and to assess our future viability.

Our operations to date have predominantly focused on organizing and staffing our company, business planning, raising capital, acquiring our technology, administering, and expanding our gene therapy platforms, identifying potential product candidates, undertaking research, preclinical studies and clinical trials of our product candidates, building out our R&D and manufacturing capabilities, and establishing licensing arrangements and collaborations. We have not yet completed clinical trials of our product candidates, obtained marketing approvals, manufactured a commercial-scale product, or conducted sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are currently a drug discovery and clinical stage company and at a later point we will need to transition to a commercial stage company. We cannot guarantee that we will be successful in this transition.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates, we may not be successful in commercializing those product candidates if and when they are approved.

We have limited sales or marketing infrastructure and have no Company experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved candidate for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to third parties. In the future, we may choose to continue to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any medicines we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Changes in tax law could adversely affect our business and financial condition.

We are subject to evolving and complex tax laws in the jurisdictions where we operate. The rules dealing with U.S. federal, state, local and non-U.S. income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and non-U.S. tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

The amount of and our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations and uncertainty.

Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal net operating losses generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal net operating losses for taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. This change in law temporarily allowing for the carryback of federal net operating losses is not expected to produce any material benefit for the issuer. As described above, we have incurred net losses for the past three taxable years and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our net operating loss or tax credit carryforwards.

In general, under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or net operating losses or tax credits, or credits, (including federal research and development tax credits) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Internal Revenue Code and limit our ability to utilize our net operating losses and credits. Our net operating losses or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits if we undergo an ownership change prior to the utilization of all such net operating losses or credits.

Risks Related to Capital Needs

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our licensing activities, product development efforts or other operations.

We expect to require substantial future capital in order to expand our gene therapy platforms, advance preclinical and clinical development for our current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical activities. Also, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, particularly as we no longer qualify as an emerging growth company or smaller reporting company and are subject to certain additional disclosure and compliance requirements as a large accelerated filer. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, limit or terminate our product development efforts or other operations. Furthermore, to the extent we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, recent volatility in capital markets, rising interest rates and lower market prices for securities generally may affect our ability to access new capital on terms favorable to us, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2022, our cash, cash equivalents and investments were $399.7 million. Our future capital requirements will depend on many factors, including:

•	the timing of enrollment, commencement, completion, and results of our preclinical studies and clinical trials;
•	costs for seeking regulatory approval for our product candidates in the U.S., Europe and other jurisdictions;
•	the production of LV and AAV gene therapy product candidates to support preclinical and clinical needs;
•	the results of our preclinical studies for our current product candidates and any subsequent clinical trials;
•	the scope, progress, results, and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing clinical-grade and commercial-grade product to support our clinical trials and commercial launch, if approved;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of its products, should any of its product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our ability to successfully integrate any complementary business or technology we may acquire;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the timing, receipt, and amount of sales of, or milestone payments related to our royalties on, current or future product candidates, if any.

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

•
obtaining and maintaining a favorable market protection for our products, e.g., obtaining (and maintaining) orphan designation with market exclusivity in the EU, which in turn may depend on activities of third parties and other factors on which we have no influence;

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

Our experience with clinical trials has been limited. We have initiated Rocket-sponsored clinical trials for FA, LAD-I, PKD and Danon disease, but have not completed any clinical trials to date. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial may be delayed or halted at any stage of testing for various reasons, including:

•	failure of patients to enroll in the studies at the rate we expect;
•	ineffectiveness of our product candidates;
•	patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•	changes in governmental regulations or administrative actions;
•	failure to conduct studies in accordance with required clinical practices;
•	inspection of clinical study operations or study sites by the FDA, the EMA or other regulatory authorities, resulting in a clinical hold;
•	insufficient financial resources;
•	insufficient supplies of drug product to treat patients in our ongoing and planned clinical trials;
•	political unrest or natural disasters at domestic or foreign clinical sites;
•	a shutdown of the U.S. government, including the FDA;
•	public health crises such as pandemics and epidemics.

In addition, to the extent we seek to obtain regulatory approval for our product candidates in foreign countries, our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;
•	absence in some countries of established groups with sufficient regulatory expertise for review of LV and AAV gene therapy protocols;
•	our inability to locate qualified local partners or collaborators for such clinical trials; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic diseases with limited patient pools from which to draw for clinical studies. The process of identifying and diagnosing patients may prove costly. In some cases, potential patients may be located outside of the U.S., and immigration related issues, including government policy changes, may introduce additional delays into the enrollment process. Finally, the treatment process for our LV programs requires that the cells be obtained from patients and then shipped to a transduction facility within the required timelines, and this may introduce unacceptable shipping-related delays to the process.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercial viability of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug (or “similar medicinal product” in the EEA, which is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), or if in the EU a “similar medicinal product” is approved before we obtain a market authorizations for our product, we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union may be extended by an additional two years if the applicant enjoys the incentives and rewards granted for including the results of additional pediatric studies in its product information. On the other hand, the exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, such designation is revoked by the sponsor or expires, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. We have received fast track designation for RP-A501 for Danon disease, RP-L102 for FA, RP-L201 for LAD-I and RP-L301 for PKD. We may seek Fast Track designation for future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

A company may request RMAT designation of its product candidate, and FDA may grant such designation if the product meets the following criteria: (i) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. We have received RMAT designation for RP-A501 for Danon disease, RP-L102 for FA and RP-L201 for LAD-I. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of trials to additional sites.

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

A product may be eligible for accelerated approval by the FDA if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may impose specific obligations with defined timelines, including to perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of a product. If the FDA or the EMA do not approve our product candidates for which we seek accelerated approval or conditional approval, but instead require the completion of a full Phase 3 clinical trial or trials prior to the filing of marketing applications, the development and commercialization timeline of such product candidates will be delayed. Even if we do receive accelerated approval or conditional approval, we may not ultimately receive full approval from the regulatory agencies. The additional data generated through post-marketing clinical trials may not confirm that the benefit-risk balance of any of our product candidates that receive accelerated approval is positive or the burden to further complete the obligations may become too high. Additionally, the Consolidated Appropriations Act of 2023, enacted on December 29, 2022, contained revisions to the accelerated approval process that provide FDA with additional authority to enforce the post-market study requirements and withdraw approvals more rapidly when holders of accelerated approvals fail to comply with post-approval clinical study requirements.

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

The United Kingdom’s withdrawal from the European Union, or Brexit, could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe and/or the United Kingdom.

We currently have clinical trial sites in the United Kingdom, contract laboratories in the United Kingdom conducting testing for our global clinical trials, and other collaborators and potential collaborators in the United Kingdom and throughout Europe. Pursuant to Article 50 of the Treaty on EU, the UK ceased being a Member State of the EU on January 31, 2020. The UK reached a trade agreement with the European Union, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products will be required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. See the section entitled, “Business — Government Regulation — Anti-Kickback and False Claims Laws and Other Regulatory Matters.”

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

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which introduces strict requirements for processing all personal data and imposes even more stringent requirements for certain categories of sensitive information, including health related information. The GDPR increases the compliance burden on us, including by imposing documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could affect our business operations if compliance becomes substantially more costly than under current requirements.

In addition, while the GDPR ceased to apply to the U.K. following Brexit, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of the greater of £17.5 million or 4% of worldwide revenue. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR), replacing the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

In the United States, there are numerous privacy laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018 (effective on January 1, 2020), as amended by the California Privacy Rights and Enforcement Act of 2020 (effective on January 1, 2023) (“CCPA”), requires companies that process information of California residents (“consumers,” as defined under the CCPA) to make specific disclosures about their data collection, use and disclosure practices, provides consumers with individual data privacy rights, including enabling consumers to limit the use of their sensitive personal information, imposes new operational requirements for covered businesses, imposes data retention limitations, provides a private right of action for data breaches, creates a statutory damages framework and creates a new state agency, the California Privacy Protection Agency, that is vested with the authority to implement and enforce the CCPA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities in the future depending on our revenue growth, how much consumer data we process, and how such laws are interpreted. Additionally, four additional states have enacted privacy laws, which could increase our potential liability and adversely affect our business in the future. In particular, the Virginia Consumer Data Protection Act (“VCDPA”) became effective on January 1, 2023; the Colorado Privacy Act (“CPA”) and the Connecticut Data Privacy Act (“CTDPA”) will become effective on July 1, 2023; and the Utah Consumer Privacy Act (“UCPA”) will become effective on December 31, 2023. While these regulations incorporate many similar concepts to the CCPA, there are also several key differences in their scope, application, and enforcement that will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Other states are considering similar legislation and a broad range of legislative measures also have been introduced at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Further, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, or PHI, and requires the implementation of administrative, physical, and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity, and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to continue to increase in the future.

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

We may also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with applicable regulations, our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We also face a threat of consumer class actions related to these laws and the overall protection of personal information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

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

We currently have development, manufacturing, and testing agreements with third parties to manufacture supplies of our product candidates. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, public health crises such as pandemics and epidemics, disruption in utility services, human error or disruptions in the operations of suppliers.

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

We are preparing our manufacturing facility for cGMP manufacturing. We have limited experience in manufacturing, and there can be no assurance that we will be able to manufacture products.

We have historically relied on third parties to manufacture supplies of our product candidates. We have completed a build-out of a new manufacturing facility in Cranbury, New Jersey, and have recently completed two Danon AAV cGMP production batches.

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have very limited prior experience in manufacturing. In addition, government approvals will be required for us to operate a manufacturing facility and can be time-consuming to obtain, and there can be no assurance that such approval will be obtained. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain compliance with cGMP requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining manufacturing operations may require a reallocation of other resources, particularly the time and attention of certain of our senior management as well as potentially significant capital expenditures. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development or commercialization of our product candidates.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all, or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by government authorities and other third-party payors, such as private health insurers and health maintenance organizations, which we cannot guarantee. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement.”

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. In some cases, the reimbursement price of one Member State may have impact on the pricing level in other Member States, which may result in.an incentive not to market products in some markets to prevent price reductions or erosions in other markets.

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

Ethical, social, legal and other concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the U.S., the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically beneficial, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If any products that we commercialize do not achieve an adequate level of acceptance by physicians, patients, health care payors and others in the medical community, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and our product candidates, if approved for commercial sale, will depend on several factors, including:

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

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates, and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2022. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D effort and our business could ultimately suffer.

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

We expect to rely on third-party manufacturers to manufacture supplies of certain of our product candidates, including all of the LV product candidates.

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

Additionally as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, due to new variants of the COVID-19 pandemic or any future pandemic. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency could issue a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or any future pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

While we believe our intellectual property allows us to pursue our current development programs, several companies and academic institutions are pursuing alternate approaches to gene therapy and have built intellectual property around these approaches and methods. For example, Institut Pasteur controls a patent family related to vector elements for lentiviral-based gene therapy. These patents relate to an element that improves nuclear localization. While these patents began expiring in 2019, and will be entirely expired by 2023, if our products were to launch before the fourth quarter of 2023, we may need to secure a license. In addition, we may not be aware of all third-party intellectual property rights potentially relating to our technology and product candidates. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our or our licensing partners’ patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Prior art we have disclosed to the United States Patent and Trademark Office (“USPTO”) could impact the scope or validity of certain of our patent claims. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are highly dependent upon the efforts of our senior management, including our Chief Executive Officer, Gaurav Shah, MD; our Chief Medical Officer and Head of Clinical Development, Jonathan Schwartz, MD; our President and Chief Operating Officer, Kinnari Patel, PharmD, MBA; and our Vice President of Finance, Treasurer, Principal Accounting Officer and Interim Principal Financial Officer, John Militello. The loss of the services of these individuals and other members of our senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Our employment arrangements with the key personnel are “at-will.” We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our operations, and we may be unsuccessful in attracting and retaining these personnel.

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

We may fail to realize the anticipated benefits of potential acquisitions or business combinations, such as the acquisition of Renovacor.

The success of acquisitions or business combinations, such as the acquisition of Renovacor will depend on, among other things, our ability to combine our businesses in a manner that allows us to achieve developmental and operational synergies. It is possible that the integration process could result in the loss of key employees; the disruption of our ongoing business; or inconsistencies in standards, controls, procedures, or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two businesses will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. In particular, the acquisition or business combination may not be accretive to our stock value in the near or long term. In addition, any acquisition or business combination, such as the acquisition of Renovacor, may impact the market price for shares of our common stock, which could result in substantial losses for our stockholders.

In addition, in connection with any potential acquisition of businesses, technologies or products in the future, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;
•	incur substantial debt that may place strains on our operations;
•	assume substantial actual or contingent liabilities;
•	reprioritize our development programs and even cease development and commercialization of certain of our product candidates; or
•
merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider acquisitions, reorganizations and business combinations in the future, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

Future formations of strategic alliances or joint ventures with third parties could disrupt our business and harm our financial condition and operating results.

We may form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such strategic alliance or joint venture, we will achieve the expected synergies to justify the transaction. The risks we face in connection with any strategic alliance or joint venture, include:

•	diversion of management time and focus from operating our business to addressing integration challenges;
•	coordination of R&D efforts;
•	changes in relationships with strategic partners as a result of any product acquisitions or strategic positioning;
•	cultural challenges associated with integrating employees;
•	the need to implement or improve controls, procedures, and policies at any joint venture;
•
liability for activities of any partnered company prior to any strategic alliance or joint venture, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities, and other known liabilities;

•	unanticipated write-offs or charges; and
•	litigation or other claims, including claims from employees, customers, former stockholders or other third parties

Our failure to address these risks or other problems encountered in connection with our past or future strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future strategic alliances or joint ventures could result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or operating results.

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

•
compliance with foreign laws, regulations, standards, and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the GDPR and UK GDPR; and

•	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

These and related risks could materially harm our business, financial condition, results of operations and prospects.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborator’s or partner’s support for our product candidates.

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of our product candidates. Any of these developments could harm our product development efforts.

Risks Related to Ownership of our Common Stock

Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception or the perception that such sales may occur, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”), or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. In addition, certain of our employees, executive officers, directors, and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	negative publicity around gene therapy in general, or our product candidates;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	macroeconomic conditions and the economic impact of the COVID 19 pandemic , inflation and rising interest rates and global conflicts, including the Russia-Ukraine war;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Pursuant to Section 404 our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements may increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the New York Stock Exchange, NASDAQ or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

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

Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, including those resulting from the COVID-19 pandemic and the current Russia-Ukraine war, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

Corporate Headquarters, R&D and GMP Manufacturing Facility, Storage Facility

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

Facility in Lexington, Massachusetts

We currently lease approximately 15,000 square feet of office space in Lexington, Massachusetts under a lease that expires on February 28, 2023, which is the end of the lease term. This space is the former headquarters of Inotek and is subleased through the remainder of the lease term.

Facility in Hopewell, New Jersey

As part of the acquisition of Renovacor, we assumed a lease agreement for approximately 15,463 square feet of space in Hopewell, New Jersey that expires in March 2033. We will endeavor to sublease the entire premises through the remainder of the lease term.

Facility in Cambridge, Massachusetts

As part of the acquisition of Renovacor, we assumed a sublease agreement for approximately 5,945 square feet of office space in Cambridge, Massachusetts that expires in April 2024. We will endeavor to sublease the premises through the remainder of the lease term.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “RCKT” and on the NASDAQ Biotechnology Index (NASDAQ: NBI). On February 22, 2023, the last reported sale price for our common stock on the Nasdaq Global Market was $19.20 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2022 with the cumulative total return of (a) the NASDAQ Biotechnology Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2017 of our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

As of February 22, 2023, there were 45 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We previously completed a reverse merger with Inotek Pharmaceuticals Corporation (“Inotek”) which closed on January 4, 2018. The stock performance information prior to January 4, 2018, represents the share price of our predecessor company Inotek prior to the reverse merger as adjusted for a 4 for 1 reverse split completed upon the reverse merger.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our Board of Directors.. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2022.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in potentially registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., we also have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additionally, we have an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. As a result of our acquisition of Renovacor, we are now able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Although we believe that gene therapy may be beneficial to patients afflicted with this disorder, we have opted to focus available resources towards advancement of RP-A601, RP-A501, RP-L102, RP-L201 and RP-L301, based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen and Company LLC (“Cowen”) with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-253756). We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares, pursuant to the Sales Agreement. We have agreed to pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement and to provide Cowen with customary indemnification and contribution rights and also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement. Through December 31, 2022, we have sold 3.3 million shares of common stock pursuant to the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

Renovacor Acquisition

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which the Company acquired Renovacor (the “Renovacor Acquisition”). The Renovacor Acquisition closed on December 1, 2022. Subject to the terms and conditions of the Merger Agreement, each share of Renovacor’s common stock, par value $0.0001 per share outstanding immediately prior to the effective time of the Renovacor Acquisition was canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) fully paid and non-assessable shares of the Company’s common stock, $0.01 par value per share, which was determined on the basis of an exchange formula set forth in the Merger Agreement. The Company issued a total of 3,391,976 shares of common stock in connection with the Renovacor Acquisition and incurred approximately $3.2 million of acquisition related costs during the year ended December 31, 2022.

Public Offering

On October 6, 2022, we completed a public offering of 7,820,000 shares of our common stock at a public offering price of $14.75 per share. The gross proceeds to Rocket from the public offering were approximately $115.3 million, net of $7.2 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $108.1 million.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2022, we raised net cash proceeds of approximately $835.6 million from investors through both equity and convertible debt financing to fund operating activities.

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

The following table of R&D expenses tracked on a program-by-program basis as well as by type and nature of our expense for our product candidates for the years ended December 31, 2022 and 2021, and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Direct Expenses:
Danon Disease (AAV) RP-A501	$28,524	$15,804	$18,459
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	11,724	1,071	122
Leukocyte Adhesion Deficiency (LV) RP-L201	20,617	24,222	5,531
Fanconi Anemia (LV) RP-L102	23,917	15,453	15,015
Pyruvate Kinase Deficiency (LV) RP-L301	2,744	4,206	4,990
Infantile Malignant Osteopetrosis (LV) RP-L401 (1)	271	2,236	2,057
Other product candidates	3,580	3,504	1,199
Total direct expenses	91,377	66,496	47,373
Unallocated Expenses
Employee compensation	$32,274	$20,780	$14,137
Non-cash R&D expense related to the issuance of warrants	-	12,781	26,562
Stock based compensation expense	12,465	11,954	7,121
Depreciation and amortization expense	4,037	5,130	2,770
Laboratory and related expenses	17,405	3,359	4,240
Professional Fees	3,601	1,797	1,443
Other expenses	4,411	3,179	1,792
Total other research and development expenses	74,193	58,980	58,065
Total research and development expense	$165,570	$125,476	$105,438

(1) Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Costs to close out the study were incurred in 2022.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in commercial, executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates and our progression to commercial operations. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Expense

Interest expense in 2022 was related to our financing lease obligation for the Cranbury, NJ facility. Interest expense in 2021 and 2020 related to the 2021 Convertible Notes (as defined below), which were converted into common stock on August 2, 2021, the 2022 Convertible Notes (as defined below), which were redeemed and converted into common stock in April 2021, and our financing lease obligation for the Cranbury, NJ facility.

Interest Income

Interest income is related to interest earned from investments and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	Change
		(in thousands)
Operating expenses:
Research and development	$165,570	$125,476	$40,094
General and administrative	58,773	41,772	17,001
Total operating expenses	224,343	167,248	57,095
Loss from operations	(224,343)	(167,248)	(57,095)
Research and development incentives	500	1,000	(500)
Interest expense	(1,862)	(2,977)	1,115
Interest and other income, net	3,889	3,068	821
Amortization of premium on investments, net	(47)	(2,912)	2,865
Total other income (expense), net	2,480	(1,821)	4,301
Net loss	$(221,863)	$(169,069)	$(52,794)

Research and Development Expenses

R&D expenses increased $40.1 million to $165.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in R&D expenses was primarily driven by increases in manufacturing and development costs of $26.3 million, laboratory supplies of $6.6 million, compensation and benefits expense of $11.5 million due to increased R&D headcount, direct materials of $3.6 million, and consulting and professional fees of $2.7 million. Increases noted were offset by a decrease in license fees of $12.9 million attributable to the expense in connection with warrants to purchase shares of common stock recorded for the year ended December 31, 2021.

General and Administrative Expenses

G&A expenses increased $17.0 million to $58.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in G&A expenses was primarily driven by increases in commercial preparation expenses which consists of commercial strategy, medical affairs, market development and pricing analysis of $4.9 million, compensation and benefits of $4.4 million due to increased G&A headcount and acquisition related expense of $3.2 million.

Other Income (Expense), Net

Other income, net increased by $4.3 million to $2.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The change was primarily driven by decreased interest expense of $1.1 million associated with the 2022 Convertible Notes which were fully redeemed in April 2021 and the 2021 Convertible Notes which were converted in August 2021, an increase in interest and other income, net, of $0.8 million due to increased interest rates and an increase in investment amortization, net, of $2.9 million.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	Change
		(in thousands)
Operating expenses:
Research and development	$125,476	$105,438	$20,038
General and administrative	41,772	28,865	12,907
Total operating expenses	167,248	134,303	32,945
Loss from operations	(167,248)	(134,303)	(32,945)
Research and development incentives	1,000	-	1,000
Interest expense	(2,977)	(6,967)	3,990
Interest and other income, net	3,068	2,150	918
Amortization of premium on investments, net	(2,912)	(580)	(2,332)
Total other expense, net	(1,821)	(5,397)	3,576
Net loss	$(169,069)	$(139,700)	$(29,369)

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $221.9 million, $169.1 million, and $139.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced negative cash flows from operations and have an accumulated deficit of $713.8 million as of December 31, 2022. As of December 31, 2022, we had $399.7 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements through 2024. We have funded our operations primarily through the sale of equity.

On April 30, 2019, CIRM awarded the Company up to $6.6 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. In March 2022, the Company met the next CIRM milestone and received the $0.9 million milestone payment on April 5, 2022. No additional milestones were achieved as of December 31, 2022.

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

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen and Company LLC (“Cowen”) with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-253756). We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares and have agreed to pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights and will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement. Through December 31, 2022, we have sold 3.3 million shares of common stock pursuant to the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to income taxes and lease arrangements are provided in “Note 13. Income Taxes” and “Note 14. Commitments and Contingencies” to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(178,142)	$(121,163)	$(74,640)
Net cash (used in) provided by investing activities	(69,326)	18,853	(96,591)
Net cash provided by financing activities	155,288	37,681	282,989
Net (decrease) increase in cash, cash equivalents and restricted cash	$(92,180)	$(64,629)	$111,758

Net Cash Used in Operating Activities

During the year ended December 31, 2022, operating activities used $178.1 million of cash, primarily resulting from our net loss of $221.9 million and net changes in our operating assets and liabilities of $6.1 million, partially offset by net non-cash charges of $37.6 million, including stock-based compensation expense of $31.0 million and depreciation and amortization expense of $6.3 million. Changes in our operating assets and liabilities for the year ended December 31, 2022 consisted of an increase in accounts payable and accrued expenses of $9.7 million and an increase in prepaid expenses and other assets of $3.6 million.

During the year ended December 31, 2021, operating activities used $121.2 million of cash, primarily resulting from our net loss of $169.1 million and net changes in our operating assets and liabilities of $3.4 million, partially offset by net non-cash charges of $51.3 million, including expenses in connection with the issuance of warrant of $12.8 million, stock-based compensation expense of $29.2 million, amortization of premium on investments of $2.9 million and depreciation and amortization expense of $5.4 million. Changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a decrease in accounts payable and accrued expenses of $4.8 million and a decrease in prepaid expenses and other assets of $1.3 million.

During the year ended December 31, 2020, operating activities used $74.6 million of cash, primarily resulting from our net loss of $139.7 million and net changes in our operating assets and liabilities of $9.9 million, partially offset by net non-cash charges of $55.1 million, including expenses in connection with the issuance of warrants of $26.6 million, stock-based compensation expense of $18.6 million, accretion of discount on convertible notes of $2.8 million and depreciation and amortization expense of $1.1 million. Changes in our operating assets and liabilities for the year ended December 31, 2020, consisted of an increase in finance lease liability of $0.5 million, an increase in accounts payable and accrued expenses of $11.0 million and an increase in prepaid expenses and other assets of $1.5 million.

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $69.3 million, consisting of proceeds of $272.9 million from the maturities of investments and proceeds of $42.7 million from the acquisition of Renovacor, offset by purchases of investments of $376.3 million, purchases of property and equipment of $8.4 million and purchases of right of use assets of $0.3 million.

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

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $155.3 million, consisting primarily of proceeds related to the October 2022 Public Offering of $108.1 million and issuance of common stock in connection with the at-the-market offering program of $46.6 million.

During the year ended December 31, 2021, net cash provided by financing activities was $37.7 million, consisting of proceeds from the issuance of common stock related to the August 2021 Private Placement of $11.3 million and issuance of common stock, pursuant to exercises of stock options, of $26.4 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates as a result of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report. We consider the most critical accounting policies to be those related to our Accrued Research and Development Expenses, Stock-Based-Compensation, Goodwill and Intangible Assets.

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

The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2022, 2021 and 2020.

Intangible Assets

 Intangible assets related to in process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets.

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

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We measure the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as expected volatility and expected term. These assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

We classify stock-based compensation expense in our statements of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified. The Company recognizes compensation expense for at least the portion of awards that are vested. Forfeitures are accounted for as they occur.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and interim principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-1I) and 15I5(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III. — OTHER INFORMATION

Item 10.	Directors, Executive Officers, and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Nominees for Election as Directors,” “Information about Our Executive Officers,” “Information about the Board and Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the headings “Executive Officer Compensation” and “Director Compensation” and “Equity Compensation Plan Information” is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd. and Rome Merger Sub (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2017, and incorporated herein by reference)

2.2
Agreement and Plan of Merger, dated September 19, 2022, by and among Rocket Pharmaceuticals, Renovacor, Inc., Zebrafish Merger Sub, Inc. and Zebrafish Merger Sub, LLC (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022, and incorporated herein by reference)

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2015, and incorporated herein by reference)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2018, and incorporated herein by reference)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2018, and incorporated herein by reference)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective June 25, 2018 (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 25, 2019, and incorporated herein by reference)

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (Filed as Exhibit 3.4 to the Company's registration statement on Form 8-A/A, as amended, filed with the SEC on January 11, 2018, and incorporated herein by reference)

4.1
Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2018, and incorporated herein by reference)

4.2	Description of Securities (Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)
10.1#
2004 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference)

10.2#
Rocket Pharmaceuticals, Inc. Second Amended and Restated 2014 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018, and incorporated herein by reference)

10.3#	Form of Incentive Stock Option Agreement (Employees) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018, and incorporated herein by reference)
10.4#
Form of Non-Qualified Stock Option Agreement (Employees) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.5#
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.6#
Form of Non-Qualified Stock Option Agreement (Consultants) (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.6.1#	Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)
10.7#	Rocket Pharmaceuticals, Ltd. 2015 Share Option Plan (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2018, and incorporated herein by reference)
10.8#
Letter Agreement, dated as of July 28, 2014, by and between the Registrant and David P. Southwell (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (333-199859), filed with the SEC on November 5, 2014, as amended, and incorporated herein by reference)

10.9#
Amendment to Offer Letter, effective as of September 1, 2017, by and between Inotek and David Southwell (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017, and incorporated herein by reference)

10.10#	Offer Letter, dated September 29, 2017, by and between the Registrant and Raj Prabhakar.

10.11#	Offer Letter, dated April 29, 2021, by and between the registrant and Isabel Carmona.
10.12**
Amended and Restated Lease Agreement, dated as of June 26, 2019, by and between Rocket Pharmaceuticals, Inc. and Cedar Brook 12 Corporate Center, L.P. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2018, and incorporated herein by reference)

10.13#
Rocket Pharmaceuticals, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 8-K, filed with the SEC on March 7, 2018, and incorporated herein by reference)

10.14#
Form of Indemnification Agreement, to be entered into between the Registrant and its directors (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2018, and incorporated herein by reference)

10.15#
Form of Indemnification Agreement, to be entered into between the Registrant and its officers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2018, and incorporated herein by reference)

10.16#
Form of Severance and Change of Control Agreements, to be entered into between the Registrant and certain of its officers (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.17
Agreement of Lease, dated as of June 6, 2018, by and between Rocket Pharmaceuticals, Inc. and ESRT Empire State Building, L.L.C., (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018, and incorporated herein by reference)

10.18†
License Agreement, dated as of November 19, 2018, by and between Rocket Pharmaceuticals, Ltd. and REGENXBIO Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2019, and incorporated herein by reference)

10.19
Warrant to Purchase Shares of Common Stock, dated as of December 21, 2020, by and between the Registrant and Neptune Consulting, LLC. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.20
Warrant to Purchase Shares of Series Preferred Stock, dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Horizon Technology Finance Corporation (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.21
Warrant to Purchase Shares of Series Preferred Stock dated as of June 28, 2013, by and between Inotek Pharmaceuticals Corporation and Fortress Credit Co LLC (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)

10.22	Warrant to Purchase Shares of Common Stock, dated as of December 17, 2021, by and between the Registrant and Neptune Consulting, LLC. (First Indication)
10.23	Warrant to Purchase Shares of Common Stock, dated as of December 17, 2021, by and between the Registrant and Neptune Consulting, LLC. (Second Indication)
10.24
Securities Purchase Agreement, dated as of August 27, 2021, by and among Rocket Pharmaceuticals, Inc., and each of those persons listed as a Purchaser on the Schedule of Purchasers attached as Schedule I thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2021, and incorporated herein by reference)

10.25
Registration Rights Agreement, dated as of August 27, 2021, by and among Rocket Pharmaceuticals, Inc., and each of those persons listed as an Investor on the Schedule of Inventors attached as Schedule A thereto (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2021, and incorporated herein by reference)

10.26
Sales Agreement, dated February 28, 2022, by and between the Company and Cowen and Company, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2022, and incorporated herein by reference)

21.1	List of Subsidiaries (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated herein by reference)
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included in the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.
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

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Rocket Pharmaceuticals, Inc. (the Registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cranbury, State of New Jersey, on February 28, 2023.

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

Name	Title	Date

/s/ Gaurav Shah, MD	Chief Executive Officer and Director	February 28, 2023
Gaurav Shah, MD	(Principal Executive Officer)

/s/ John C. Militello	VP, Finance, Senior Controller & Treasurer	February 28, 2023
John C. Militello	(Interim Principal Financial Officer, Principal Accounting Officer)
/s/ Carsten Boess
Carsten Boess	Director	February 28, 2023

/s/ Pedro Granadillo
Pedro Granadillo	Director	February 28, 2023

/s/ Gotham Makker, MD
Gotham Makker, MD	Director	February 28, 2023

/s/ David P. Southwell
David P. Southwell	Director	February 28, 2023

/s/ Roderick Wong, MD
Roderick Wong, MD	Director	February 28, 2023

/s/ Naveen Yalamanchi, MD
Naveen Yalamanchi, MD	Director	February 28, 2023

/s/ Elisabeth Björk
Elisabeth Björk	Director	February 28, 2023

/s/ Fady Malik
Fady Malik	Director	February 28, 2023

Rocket Pharmaceuticals, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accruals for research and development expenses

As disclosed in Note 3 to the financial statements, the Company estimates accrued research and development expenses for existing contracts, evaluates and identifies services that have been performed for the Company, estimates the level of service performed and the associated costs incurred for the services when not yet invoiced or otherwise notified of the actual costs, and evaluates contractual milestones reached. The Company estimates costs on clinical trials in progress based on the services received and efforts expended pursuant to contracts with multiple contract research organizations (CROs), investigative sites in connection with clinical trials, and contract manufacturing organizations (CMOs). The accounts payable and accrued research and development expenses as of December 31, 2022 were approximately $19.1 million.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the determination of estimates of the research and development accruals, including controls over inputs used by management to make the estimates and the completeness and accuracy of the data used in the estimates. Our audit procedures also included inspection of a sample of contracts, invoices and payments, confirmation of amount owed by the Company as of December 31, 2022 for a sample of third-party research and development vendors, comparing the Company’s estimates of progress to the contracts, statements of work, data confirmed by third party vendors, invoices and payments of the resulting accruals.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP
Iselin, New Jersey
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rocket Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
February 28, 2023

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$140,517	$232,694
Investments	215,877	156,046
Prepaid expenses and other current assets	7,666	3,319
Total current assets	364,060	392,059
Property and equipment, net	29,009	22,299
Goodwill	39,154	30,815
Intangible assets	25,724	-
Restricted cash	1,340	1,343
Deposits	608	455
Investments	43,276	-
Operating lease right-of-use assets	1,972	1,569
Finance lease right-of-use asset	46,664	48,480
Total assets	$551,807	$497,020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$36,660	$19,615
Operating lease liabilities, current	773	863
Finance lease liability, current	1,736	1,689
Total current liabilities	39,169	22,167
Operating lease liabilities, non-current	1,088	905
Finance lease liability, non-current	19,269	19,144
Other liabilities	2,595	80
Total liabilities	62,121	42,296
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 79,123,312 and 64,505,889 shares issued and 79,120,741 and 64,505,889 shares outstanding at December 31, 2022 and December 31, 2021, respectively	791	645
Treasury stock, at cost, 2,571 and 0 common shares at December 31, 2022 and December 31, 2021 respectively	(47)	-
Additional paid-in capital	1,203,074	946,152
Accumulated other comprehensive loss	(357)	(161)
Accumulated deficit	(713,775)	(491,912)
Total stockholders’ equity	489,686	454,724
Total liabilities and stockholders’ equity	$551,807	$497,020

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020

Revenue	$-	$-	$-

Operating expenses:
Research and development	165,570	125,476	105,438
General and administrative	58,773	41,772	28,865
Total operating expenses	224,343	167,248	134,303
Loss from operations	(224,343)	(167,248)	(134,303)
Research and development incentives	500	1,000	-
Interest expense	(1,862)	(2,977)	(6,967)
Interest and other income, net	3,889	3,068	2,150
Amortization of premium on investments, net	(47)	(2,912)	(580)
Total other income (expense), net	2,480	(1,821)	(5,397)
Net loss	$(221,863)	$(169,069)	$(139,700)
Net loss per share attributable to common stockholders - basic and diluted	$(3.26)	$(2.67)	$(2.52)
Weighted-average common shares outstanding - basic and diluted	68,148,925	63,235,417	55,380,740

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020

Net loss	$(221,863)	$(169,069)	$(139,700)
Other comprehensive loss
Net unrealized loss on investments	(196)	(119)	(62)
Total comprehensive loss	$(222,059)	$(169,188)	$(139,762)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Treasury	Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	capital	Income / (Loss)	Deficit	Equity

Balance at December 31, 2019	54,773,061	$548	$(53)	$489,925	$20	$(183,143)	$307,297
Issuance of common stock, net of issuance costs	5,339,286	53	-	280,710	-	-	280,763
Issuance of common stock pursuant to exercise of stock options	586,857	6	-	2,552	-	-	2,558
Issuance of common stock pursuant to exercise of warrant	1,601	-	-	-	-	-	-
Issuance of common stock pursuant to conversion of notes	298,562	3	-	7,626	-	-	7,629
Issuance of warrants	-	-	-	26,562	-	-	26,562
Stock repurchase	(3,000)	-	-	(72)	-	-	(72)
Sale of treasury stock	-	-	667	(76)	-	-	591
Issuance of treasury stock pursuant to exercise of stock options	-	-	(614)	-	-	-	(614)
Unrealized comprehensive loss on marketable securities	-	-	-	-	(62)	-	(62)
Stock-based compensation	-	-	-	18,567	-	-	18,567
Net loss	-	-	-	-	-	(139,700)	(139,700)
Balance at December 31, 2020	60,996,367	610	-	825,794	(42)	(322,843)	503,519
Issuance of common stock pursuant to exercise of stock options	1,209,960	12	-	11,315	-	-	11,327
Issuance of common stock pursuant to conversion of notes	1,487,046	15	-	40,679	-	-	40,694
Issuance of common stock, net of issuance costs	812,516	8	-	26,346	-	-	26,354
Issuance of warrants	-	-	-	12,781	-	-	12,781
Unrealized comprehensive loss on marketable securities	-	-	-	-	(119)	-	(119)
Stock-based compensation	-	-	-	29,237	-	-	29,237
Net loss	-	-	-	-	-	(169,069)	(169,069)
Balance at December 31, 2021	64,505,889	645	-	946,152	(161)	(491,912)	454,724
Issuance of common stock, net of issuance costs	7,820,000	78	-	108,060	-	-	108,138
Issuance of common stock pursuant to exercise of stock options	66,887	1	-	630	-	-	631
Issuance of common stock pursuant to vesting of restricted stock units	10,168	-	-	-	-	-	-
Issuance of common stock related to acquisition	3,420,774	34	-	70,690	-	-	70,724
Issuance of common stock related to earnout restricted stock units settlement	5,101	-	-	-	-	-	-
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	3,291,922	33	-	46,533	-	-	46,566
Treasury stock repurchase	2,571	-	(47)	-	-	-	(47)
Unrealized comprehensive loss on marketable securities	-	-	-	-	(196)	-	(196)
Stock-based compensation	-	-	-	31,009	-	-	31,009
Net loss	-	-	-	-	-	(221,863)	(221,863)
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(221,863)	$(169,069)	$(139,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	-	753	2,758
Depreciation and amortization of property and equipment	3,932	3,240	1,145
Amortization of right of use asset	2,334	2,133	5,105
Write down of property and equipment, net	236	261	419
Stock-based compensation	31,009	29,237	18,567
Amortization of premium on investments, net	134	2,887	580
Expense in connection with warrant issuance	-	12,781	26,562
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other assets	(3,593)	1,307	(1,517)
Accounts payable and accrued expenses	9,674	(4,827)	11,015
Operating lease liabilities	(120)	(11)	(139)
Finance lease liability	172	201	452
Other liabilities	(57)	(56)	113
Net cash used in operating activities	(178,142)	(121,163)	(74,640)
Investing activities:
Purchases of investments	(376,327)	(245,875)	(209,343)
Proceeds from maturities of investments	272,894	272,443	141,811
Cash proceeds from acquisition of business, net of cash paid	42,726	-	-
Payments made to acquire right of use asset	(261)	(95)	(8,452)
Purchases of property and equipment	(8,358)	(7,620)	(20,607)
Net cash (used in) provided by investing activities	(69,326)	18,853	(96,591)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	631	26,354	2,558
Issuance of common stock, net of issuance costs	108,138	11,327	280,763
Proceeds from sale of treasury stock, net of cash paid	-	-	591
Payment of withholding tax on option exercise	-	-	(614)
Treasury stock repurchase	(47)	-	(72)
Convertible notes refinancing costs to the lender	-	-	(237)
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	46,566	-	-
Net cash provided by financing activities	155,288	37,681	282,989
Net change in cash, cash equivalents and restricted cash	(92,180)	(64,629)	111,758
Cash, cash equivalents and restricted cash at beginning of period	234,037	298,666	186,908
Cash, cash equivalents and restricted cash at end of period	$141,857	$234,037	$298,666

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$2,095	$728	$1,756
Unrealized loss on investments	(196)	(119)	(62)
Conversion of convertible notes into common stock	-	40,694	7,629
Issuance of common stock related to acquisition	70,724	-	-
Finance lease right of use asset and lease liability	-	-	20,179
Reclassification of construction in process from finance right of use asset	261	98	26,465
Supplemental cash flow information:
Cash paid for interest	$-	$148	$2,960

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.	Nature of Business and Basis of Presentation

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program are in potentially registration-enabling studies in the United States (“U.S.”) and Europe (“EU”). Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., the Company also has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additionally, the Company has an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. As a result of the Company’s acquisition of Renovacor Inc. (“Renovacor”) (see Note 17-“Renovacor Acquisition”), the Company is able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Although the Company believes that gene therapy may be beneficial to patients afflicted with this disorder, it has opted to focus available resources towards advancement of RP-A601, RP-A501, RP-L102, RP-L201, RP-L301 and BAG3-DCM.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $713.8 million as of December 31, 2022. As of December 31, 2022, the Company has $399.7 million of cash, cash equivalents, and short-term and long-term investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through 2024.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. Through December 31, 2022, the Company has sold 3.3 million shares of common stock for net proceeds of $46.6 million pursuant to the at-the-market offering program (see Note 9-“Stockholder’s Equity”).

On October 6, 2022, the Company completed a follow-on offering (the “Offering”) pursuant to which it sold 7,820,000 shares of common stock for net proceeds of $108.1 million (see Note 9-“Stockholder’s Equity”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill impairment, intangible assets, the accrual of research and development expenses, the valuation of equity transactions, and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 14 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$140,517	$232,694
Restricted cash	1,340	1,343
	$141,857	$234,037

Government Grants

Research and development expense is presented net of reimbursements from the California Institute for Regenerative Medicine (“CIRM”), which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with the CIRM conditions and will receive the reimbursement. During the years ended December 31, 2022, 2021, and 2020, the Company offset $0, $0.1 million, and $3.6 million of CIRM grant funds, respectively against research and development (“R&D”) expenses (See Note 16 “CIRM Grant” for additional disclosure).

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities, Commercial  Paper and Corporate, Government Municipal and Agency Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Investments

Investments consist of investments in U.S. Treasury Securities, Commercial  Paper and Corporate, Government and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on investments for the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, there was net unrealized losses on investments of  $0.2 million, $0.1 million, and $0.1 million, respectively.

Intangible Assets

 Intangible assets related to in process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets.

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

The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2022, 2021 and 2020.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducted its long-lived asset impairment analyses in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets as of and for the years ended December 31, 2022, 2021 and 2020.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of most of these instruments.

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (”ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (”ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Change in Fair Value of Warrant Liability in the Company’s consolidated statements of operations. Equity-classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement.

Research and Development Expenses

R&D costs, which include salaries and staff costs, license costs, manufacturing and development costs, clinical trial expenses, regulatory and scientific consulting fees, as well as contract research, and stock-based compensation expense, are accounted for in accordance with ASC Topic 730, Research and Development. The Company does not currently have any commercial biopharmaceutical products and does not expect to have any for several years, if at all. Accordingly, R&D costs are expensed as incurred. While certain of the Company’s R&D costs may have future benefits, the policy of expensing all R&D expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Foreign Currency Transactions

Certain transactions during the years ended December 31, 2022, 2021 and 2020 are denominated in Euros and British pounds. Gains and losses on foreign currency transactions were not significant for the years ended December 31, 2022, 2021 and 2020.

Treasury Stock

The Company records treasury stock at cost.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified. The Company recognizes compensation expense for at least the portion of awards that are vested. Forfeitures are accounted for as they occur.

New York State Life Sciences Research and Development Tax Credit

New York State (“NYS”)allows investors and owners of emerging technology companies focused on biotechnology to claim a tax credit against their NYS Tax return for certain expenditures incurred in NYS, including applicable R&D related expenditures. The credit is recognized as R&D incentives when the eligibility and amount has been approved by NYS. During the years ended December 31, 2022, 2021 and 2020, the Company recorded R&D incentive income of $0.5 million, $1.0 million, and $0, respectively related to the NYS Life Sciences Research and Development Tax Credit.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences. In accordance with ASC 740 “Income Taxes”, the Company recorded a full valuation allowance to fully offset the net deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2022 and 2021.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”. Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding options are considered potential dilutive common shares.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on the consolidated financial statements.

4.	Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$90,527	$-	$-	$90,527
Commercial Paper	-	3,899	-	3,899
United States Treasury Securities	3,848	-	-	3,848
Corporate Bonds	-	8,618	-	8,618
	94,375	12,517	-	106,892

Investments:
Commercial Paper	-	1,151	-	1,151
United States Treasury securities	189,444	-	-	189,444
Corporate Bonds	-	60,905	-	60,905
Agency Bonds	-	7,653	-	7,653
	189,444	69,709	-	259,153

Total assets	$283,819	$82,226	$-	$366,045

Liabilities:
Warrant liability	$-	$-	$1,512	$1,512
Total liabilities	$-	$-	$1,512	$1,512

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$179,900	$-	$-	$179,900
	179,900	-	-	179,900

Investments:
United States Treasury securities	44,045	-	-	44,045
Corporate Bonds	-	96,696	-	96,696
Municipal Bonds	-	6,000	-	6,000
Agency Bonds	-	9,305	-	9,305
	44,045	112,001	-	156,046

Total assets	$223,945	$112,001	$-	$335,946

The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its Commercial Paper and Corporate, Municipal and Agency Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

Warrant Liability

The reconciliation of the Company’s warrant liability, which is recorded as part of Other Liabilities in the consolidated balance sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant
Liability
Balance, January 1, 2022	$-
Acquisition of Renovacor	1,512
Balance, December 31, 2022	$1,512

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The Company utilizes a Black-Scholes model to value the Private Warrants (see Note 11-“Warrants”) at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the expected remaining life of the Private Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Private Warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The fair value of the Private Warrants has been estimated with the following assumptions:

December 1, 2022
Stock price	$18.39
Exercise price	$65.23
Expected volatility	71.25%
Risk-free interest rate	4.14%
Expected dividend yield	-
Expected life (years)	2.39
Fair value per warrant	$2.45

The fair value change from December 1, 2022, to December 31, 2022, was immaterial.

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Laboratory equipment	$21,905	$12,600
Machinery and equipment	11,326	10,432
Computer equipment	244	218
Furniture and fixtures	2,135	1,963
Leasehold improvements	589	407
Internal use software	1,903	1,902
	38,102	27,522
Less: accumulated depreciation and amortization	(9,093)	(5,223)
	$29,009	$22,299

Depreciation and amortization during the years ended December 31, 2022, 2021, and 2020 was $3.9 million, $3.2 million and $1.1 million, respectively.

6.	Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consists of acquired IPR&D asset and mice colony model received from the acquisition of Renovacor.

Intangible assets as of December 31, 2022 are summarized as follows:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Mice colony model	574	-	574
Total intangible assets	$25,724	$-	$25,724

The increase in gross carrying value of intangible assets was due to the acquisition of Renovacor (see Note 17-“Renovacor Acquisition”).

The carrying value of Goodwill increased to $39.2 million as of December 31, 2022 compared to $30.8 million as of December 31, 2021 as a result of the acquisition of Renovacor (see Note 17-“Renovacor Acquisition”).

7.	Accounts Payable and Accrued Expenses

At December 31, 2022 and 2021, the Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Research and development	$19,100	$12,082
Employee compensation	10,006	4,533
Property and equipment	2,095	725
Professional fees	1,436	1,196
Acquisition related expenses	1,153	-
Government grant payable	597	597
Other	2,273	482
	$36,660	$19,615
8.	Convertible Notes

2021 Convertible Notes

On January 4, 2018, in connection with its reverse merger with Inotek Pharmaceuticals Corporation (“Inotek”), the Company assumed the obligations of Inotek under its outstanding convertible notes, with an aggregate original principal amount of $52.0 million, (the “2021 Convertible Notes”).

2022 Convertible Notes

On February 20, 2020, and June 5, 2020, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2021 Convertible Notes. Pursuant to the Exchange Agreements, on February 20, 2020, the Company exchanged approximately $39.4 million aggregate principal amount of the 2021 Convertible Notes for (a) approximately $39.4 million aggregate principal amount of 6.25% Convertible Senior Notes due August 2022 (the “2022 Convertible Notes”). Also pursuant to the Exchange Agreements, on June 12, 2020, the Company exchanged $7.5 million aggregate principal amount of the 2021 Convertible Notes for (a) $7.5 million aggregate principal amount of its newly issued 6.25% Convertible Senior Notes due 2022.

On April 26, 2021, the Company redeemed the remaining approximately $38.4 million principal amount of the 2022 Convertible Notes as the Company’s stock price traded 30% above the initial conversion price for more than 20 trading days during a 30-day consecutive trading period. Holders of the remaining principal amount of the 2022 Convertible Notes converted such notes in accordance with the terms of the Exchange Agreements into approximately 1.3 million shares of the Company’s common stock and cash in lieu of fractional shares. In accordance with ASC 470-Debt, the settlement of the 2022 Convertible Notes is accounted for as a conversion since the 2022 Convertible Notes did not include a beneficial conversion feature and the carrying amount of the 2022 Convertible Notes. As of December 31, 2022, there were no 2022 Convertible Notes were outstanding.

Accretion of the 2021 Convertible Notes discount was $0, $0.3 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Accretion of the 2022 Convertible Notes discount was $0, $0.5 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, which was recorded in interest expense in the consolidated statements of operations.

9.	Stockholders’ Equity

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

Treasury Stock

During fiscal 2022, the Company recorded treasury stock of $0.05 million for shares withheld to pay the payroll tax liability of the vesting of RSUs. There was no treasury stock as of December 31, 2021.

Private Placement

On August 27, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a fund affiliated with RTW Investments, LP, the Company’s largest shareholder (the “Purchaser”), pursuant to which the Company issued and sold to the Purchaser, in a private placement (the “Private Placement”), 812,516 shares of the Company’s common stock at a purchase price of $32.48 per share for aggregate net proceeds of approximately $26.4 million after deducting estimated offering expenses payable. The Private Placement closed on August 31, 2021.

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement and has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through December 31, 2022, the Company has sold 3.3 million shares under the at-the-market offering program for gross proceeds of $48.0 million, less commissions of $1.4 million for net proceeds of $46.6 million.

Public Offerings

On October 6, 2022, the Company completed a public offering of 7,820,000 shares of our common stock at a public offering price of $14.75 per share. The gross proceeds to Rocket from the public offering were approximately $115.3 million, net of $7.2 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $108.1 million.

10.	Stock-Based Awards

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.19%	0.83%	1.00%
Expected term (in years)	5.09	5.84	5.84
Expected volatility	64.12%	69.27%	76.98%
Expected dividend yield	0.00%	0.00%	0.00%
Exercise price	$18.56	$51.20	$22.96
Fair value of common stock	$18.56	$51.20	$22.96

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021, under the Revised 2014 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	11,050,931	$9.10	6.55	$504,079
Granted	1,671,759	51.20	8.58
Exercised	(1,209,960)	9.32	-	54,487
Cancelled	(368,969)	35.87
Outstanding as of December 31, 2021	11,143,761	$14.51	5.95	$128,817
Conversion of Renovacor awards	367,852	4.63	0.40
Granted	2,305,910	13.94	5.53
Exercised	(66,887)	9.43		514
Cancelled	(611,766)	32.55
Outstanding as of December 31, 2022	13,138,870	$14.52	5.46	$118,767

Options vested and exercisable as of December 31, 2022	10,246,291	$12.31	4.46	$110,512
Options unvested as of December 31, 2022	2,892,579	$22.35	9.02	$8,255

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $9.88, $31.07, and $15.10, respectively.

The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $34.9 million, $22.6 million and $15.6 million, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes the RSU activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	20,000	$25.06
Granted	3,500	62.32
Vested	-
Forfeited	-
Unvested as of December 31, 2021	23,500	$30.61
Conversion of Renovacor awards	28,798	0.49
Granted	1,047,301	15.91
Vested	(38,966)	23.15
Forfeited	(67,759)	15.94
Unvested as of December 31, 2022	992,874	$16.49

The intrinsic value of RSU’s vested during the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.4 million, and $0.5 million, respectively.

As of December 31, 2022, there was approximately $13.1 million of unrecognized compensation cost related to RSU’s unvested. This amount is expected to be recognized over a weighted average period of 2.5 years.

Stock-Based Compensation

Stock-based compensation expense recognized by award type is as follows:

	Years Ended December 31,
	2022	2021	2020
Stock options	$27,620	$28,811	$18,527
Restricted stock units	3,389	426	40
Total share based compensation expense	$31,009	$29,237	$18,567

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Years Ended December 31,
	2022	2021	2020
Research and development	$12,466	$11,954	$7,355
General and administrative	18,543	17,283	11,212
Total share based compensation expense	$31,009	$29,237	$18,567

As of December 31, 2022, the Company had an aggregate of $45.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 1.3 years.

11.	Warrants

A summary of the Rocket warrants outstanding at December 31, 2022 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
24.42	7,051	June 28, 2013	June 28, 2023
57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
0.06	126,093	December 1, 2022	N/A
Total	2,721,267

The following table below is the summary of changes in Rocket warrants to purchase common stock for the years ended December 31, 2022, 2021 and 2020:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2020	610,437
Granted August 2021	301,291	$33.63
Granted December 2021	306,310	22.51
Exercised	-	-
Balance as of December 31, 2021	1,218,038
Assumed Renovacor warrants - liability	617,050	$65.23
Assumed Renovacor warrants - equity	760,086	65.23
Assumed Renovacor warrants - equity	126,093	0.06
Granted	-	-
Exercised	-	-
Balance as of December 31, 2022	2,721,267

The Company issued warrants to a related party during the years ended December 31, 2021 and 2020 and incurred a non-cash R&D expense of $12.8 million and $26.6 million, respectively (see Note 18- “Related Party Transactions”). No warrants were issued to the related party during the year ended December 31, 2022.

The fair value of the 2021 Rocket warrants was calculated using the Black-Scholes fair value pricing model with the following inputs:

Year Ended December 31, 2021
Risk-free interest rate	1.37%
Expected term (in years)	10
Expected volatility	70.25%
Expected dividend yield	0.00%
Exercise price	$28.07
Fair value of common stock	$28.07

Assumed Renovacor Public Warrants

In conjunction with the Renovacor acquisition (see “Note 17-Renovacor Acquisition”) Rocket assumed outstanding original 8,622,644 pre-acquisition public warrants (“Public Warrants”) which were issued in connection with Renovacor’s initial public offering in April 2020. Each Public Warrant initially entitled the holder to purchase one-half of one share of Renovacor’s common stock at an initial exercise price of $11.50 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, the Public Warrants must be exercised in multiples of two Public Warrants for one share of the Company’s common stock. The Public Warrants will expire five years following the SPAC Merger Closing Date or earlier upon redemption or liquidation. As a result of the acquisition, these former Renovacor Public Warrants were converted into Rocket warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

The Company may redeem the Public Warrants in whole and not in part at a price of $0.01 per Public Warrant at any time during the exercise period upon a minimum of 30 days’ prior written notice of redemption if, and only if, the last sale price of the Company’s common stock equals or exceeds $90.75 per share for any 10 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

To date, certain of the above conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As of December 31, 2022, the Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the Merger, the Public Warrants were recorded as a component of additional paid-in capital of $3.4 million.

Assumed Renovacor Private Warrants

Prior to the acquisition, Renovacor had outstanding 3,500,000 warrants (“Private Warrants”) which were issued simultaneously with the closing of the Renovacor Initial Public Offering (“IPO”), pursuant to a private placement transaction. Each Private Warrant was exercisable to purchase one share of Renovacor’s common stock at an exercise price of $11.50. The Private Warrants are identical to the Public Warrants except that the Private Warrants (i) will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and (ii) will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants purchased by Chardan Capital Markets will not be exercisable more than five years from the effective date of the Renovacor IPO, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets or any of its related persons beneficially own these Private Warrants.

As a result of the acquisition, the Private Warrants were converted into warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share.

The Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Warrants as derivative liabilities in its consolidated balance sheets. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 4 for discussion of fair value measurement of the warrant liabilities.

Assumed Renovacor Pre-Funded Warrants

Concurrently with the execution of the SPAC Merger Agreement, Renovacor entered into subscription agreements (the “Subscription Agreements”), with certain investors (“PIPE Investors”), including Chardan Healthcare, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on the SPAC Closing Date, and concurrently with the closing of the SPAC Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares the Company’s common stock, at a price of $10.00 per share, and a pre-funded warrant entitling the holder thereof to purchase 715,224 shares of the Company’s common stock (the “Pre- Funded Warrant”) at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrant, for aggregate gross proceeds of approximately $30.0 million (the “PIPE Investment”). The Pre-Funded Warrant was immediately exercisable at an exercise price of $0.01 and is exercisable indefinitely, provided that the holder of the Pre-Funded Warrant was prohibited from exercising such Pre-Funded Warrant in an amount that would cause such holder’s beneficial ownership of our Common Stock to exceed 9.99%, which limitation may be increased up to 19.99% at the option of the holder from time to time.

As a result of the acquisition, these Pre-Funded Warrants were converted into warrants with a right to purchase 126,093 of Rocket common shares at an exercise price of $0.06 per share. These warrants were exercised in January 2023.

As of December 31, 2022, the Company determined that the Pre-Funded Warrants met all of the criteria for equity classification. Accordingly, upon closing of the Merger, the Public Warrants were recorded as a component of additional paid-in capital of $2.3 million.

12.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the Years Ended December 31,
	2022	2021	2020

Numerator:
Net loss attributable to common stockholders	$(221,863)	$(169,069)	$(139,700)
Denominator:
Weighted-average common shares outstanding - basic and diluted	68,148,925	63,235,417	55,380,740
Net loss per share attributable to common stockholders - basic and diluted	$(3.26)	$(2.67)	$(2.52)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Twelve Months Ended December 31,
	2022	2021	2020
Shares issuable upon conversion of the 2021 Convertible Notes	-	-	160,536
Shares issuable upon conversion of the 2022 Convertible Notes	-	-	1,195,449
Warrants exercisable for common shares	2,721,267	1,218,038	610,437
Restricted stock units convertible for common shares	992,874	23,500	-
Options to purchase common shares	13,138,870	11,143,761	11,050,931
	16,853,011	12,385,299	13,017,353

13.	Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2022, 2021 and 2020, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(16.9%)	(13.0%)	0%
Change in state tax apportionment	(0.1%)	0.1%	0.1%
Stock compensation	0.1%	1.5%	0.9%
Transfer pricing adjustments	0%	(22.8%)	0%
Valuation allowance	6.3%	4.6%	(35.0%)
Federal NOL true-up	(2.7%)	0%	0%
Tax credits	(6.7%)	8.7%	13.5%
Other	(1.0%)	(0.1%)	(0.5%)
Effective tax rate	0%	0%	0%

The significant components of the Company’s deferred income tax assets and liabilities after applying the enacted corporate tax rates are as follows:

	As of December 31,
	2022	2021	2020
Deferred income tax assets (liabilities)
R&D credits	$20,984	$35,766	$42,613
Net operating losses (“NOL”) and credit carryforwards	33,718	26,789	21,359
Capitalized research and development costs	19,085	19,753	23,179
Stock-based compensation	19,781	11,552	7,406
Debt discount	-	-	(748)
Warrants	8,390	8,382	5,585
Intangible assets	(5,424)	-	-
Other	(6,332)	(8,881)	1,189
Valuation allowance	(91,263)	(93,361)	(100,583)
Net deferred income tax asset (liability)	$(1,061)	$-	$-

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $142.5 million, of which approximately $3.4 million will begin to expire in 2026, and state NOL carryforwards of approximately $76.6 million, of which approximately $4.8 million will begin to expire in 2037. Under the Tax Cuts and Jobs Act, federal NOL’s generated in tax years beginnig after December 31, 2017 have an unlimited carryforward period, and the amount of NOL allowed to be utilized each year is limited to 80% of taxable income. The Company has federal R&D credits of $21.0 million which will begin to expire in December 31, 2038.

As required by ASC 740, Income Taxes, management of Rocket has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that Rocket has incurred tax losses from inception, management has determined that it is more likely than not that Rocket will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2022, 2021 and 2020. Rocket has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2022 and 2021, the valuation allowance decreased by $2.1 million and $7.2 million, respectively. Realization of deferred tax assets is dependent upon the generation of future taxable income.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2005, 2007, 2015, and 2018. The ownership change has and will continue to subject our pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership change, the Company is limited to an approximate $1.7 million annual limitation on our ability to utilize our pre-merger NOL’s and R&D Credits. Due to this limitation, approximately $91.2 million of the $127.1 million pre-merger Federal NOL will expire unutilized as the cumulative limitation amount over a 20-year carryforward period is $35.8 million. Additionally, $4.9 million of Federal R&D Credits will expire unutilized. As a result, the Company has reduced its deferred tax assets related to the Federal NOL and Federal R&D Credits by an aggregate of $4.9 million which is offset by the corresponding decrease in the valuation allowance. In conjunction with the Renovacor Acquisition (see Note 17- “Renovacor Acquisition”), Rocket acquired Renovacor’s federal NOL’s of $44.5 million. A Section 382 study has not yet been performed as it relates to the Renovacor NOL’s, therefore the limitation of the Renovacor NOL’s is not yet known.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, 2021 and 2020, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2022, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

14.	Commitments and Contingencies

The Company determines if an arrangement is a lease at inception. Operating and finance leases are presented in the Company’s consolidated balance sheets as right-of-use assets from leases, current lease liabilities and long-term lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred.

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

The Company determined the lease commencement date was reached on March 15, 2020, when the construction of all landlord owned improvements had been substantially completed and when the Company began including its leasehold improvements on the balance sheet and move equipment into the space. Upon commencement of the NJ Lease Agreement, the Company recognized total right-of-use assets of $47.7 million, with a corresponding lease liability of $20.2 million. The Company reclassified $26.5 million of construction costs in progress and $1.1 million of prepaid rent as part of the right-of-use asset upon the lease commencement date of March 15, 2020. During the years ended December 31, 2022, and 2021, the Company reclassified an additional $0.3 million and $0.1 million, respectively of construction costs in progress bringing the aggregate reclassification through December 31, 2022, of $32.4 million of construction costs in progress as part of the right of use asset.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of December 31, 2022 and 2021.

The total restricted cash balance for the Company’s operating and finance leases at December 31, 2022 and 2021 was $0.8 million.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has accounted for the ESB Lease Amendment as a modification to the ESB Lease Agreement and remeasured the lease liability and adjusted the operating lease right of use asset by $1.1 million as of and for the year ended December 31, 2021.

The Company has a certificate of deposit of  $0.8 million and $0.9 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of December 31, 2022, and 2021, respectively.

On January 4, 2018, in connection with the Reverse Merger with Inotek, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term ending on February 28, 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.4 million for the years ended December 31, 2022, 2021 and 2020. These amounts are netted against rent expense in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

On December 1, 2022, the Company completed the acquisition of Renovacor (see Note 17- “Renovacor Acquisition”) and assumed operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.25 and 1.3 years, respectively. As a result, the Company recognized a total right-of-use asset of $1.2 million with corresponding total lease liabilities of $1.0 million. In addition, the lease commencement date has not occurred for certain portions of the facility in Hopewell, New Jersey as of December 31, 2022. As a result, future lease payments of approximately $4.3 million are not recorded on the Company’s consolidated balance sheets and excluded from the table of future operating lease payments below. The Company intends to sublease both premises through the remainder of their lease terms.

Rent expense was $1.2 million, $1.1 million, and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Lease cost	December 31, 2022
Operating lease cost	$818
Finance lease cost
Amortization of right of use assets	2,139
Interest on lease liablities	1,861
Total lease cost	$4,818

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2022:

Maturity of operating lease liabilities	December 31, 2022
2023	862
2024	429
2025	157
2026	151
2027	99
Thereafter	568
Total lease payments	$2,266
Less: interest	(405)
Total operating lease liabilities	$1,861

Maturity of finance lease liability	December 31, 2022
2023	1,735
2024	1,791
2025	1,856
2026	1,912
2027	1,969
Thereafter	43,032
Total lease payments	$52,295
Less: interest	(31,290)
Total finance lease liability	$21,005

December 31, 2022

Operating right-of-use assets	$1,972

Operating current lease liabilities	773
Operating noncurrent lease liabilities	1,088
Total operating lease liabilities	$1,861

Finance right-of-use assets	$46,664

Finance current lease liability	1,736
Finance noncurrent lease liability	19,269
Total finance lease liability	$21,005

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$938
Cash flows from finance lease	$1,689
Weighted-average remaining lease term - operating leases	4.8 years
Weighted-average remaining lease term - finance lease	21.7 years
Weighted-average discount rate - operating leases	6.44%
Weighted-average discount rate - finance lease	8.96%

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

15.	Agreements Related to Intellectual Property

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

License Agreements with CIEMAT

In March 2016, the Company entered into a license agreement with CIEMAT, CIBER, and FIISFJD, (collectively, “CIEMAT”), granting Rocket worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to lentiviral vectors containing the human PKLR gene solely within the field of treating PKD. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, Rocket is obligated to pay CIEMAT an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. The Company is responsible for prosecuting and maintaining the licensed patents at its expense, in cooperation with CIEMAT. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, the Company has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT at market value. Rocket is obligated to license (without charge) to CIEMAT for non-commercial use any improvements to the licensed intellectual property that it creates.

As consideration for the licensed rights, Rocket paid CIEMAT an initial upfront license fee of €0.03 million (approximately $0.03 million) which was expensed as research and development (“R&D”) costs. The Company is obligated to make aggregate milestone payments of up to €1.4 million (approximately $1.5 million) to CIEMAT upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the PKD license, Rocket is obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by the Company or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

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

In July 2016, Rocket entered into a license agreement with CIEMAT granting it worldwide, exclusive rights to certain patents, know-how, data and other intellectual property relating to lentiviral vectors containing the FA-A gene solely within the field of human therapeutic uses of VSV-G packaged integration component lentiviral vectors for FA type-A gene therapy. This license is only sublicensable with the prior consent of CIEMAT, not to be unreasonably withheld. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, the Company is obligated to pay CIEMAT an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, regulatory and financing milestone payments, and sublicense revenue payments. The Company is responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with CIEMAT. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, the Company has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT at market value. Rocket is obligated to license (without charge) to CIEMAT for non-commercial use any improvements to the licensed intellectual property that we create.

As consideration for the licensed rights, Rocket paid CIEMAT an initial upfront license fee of €0.1 million (approximately $0.1 million), which was expensed as R&D costs. The Company is obligated to make aggregate milestone payments of up to €5.0 million (approximately $6.0 million) to CIEMAT upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the license, Rocket is obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that the Company enters into a sublicense agreement with a sublicensee, the Company will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

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

License Agreement for LAD-I with CIEMAT and UCLB

The Company entered into a license agreement in November 2017, effective September 2017, with CIEMAT and UCL Business PLC (“UCLB”), collectively referred to as (“Licensors”), granting the Company worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to lentiviral vectors containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, the Company is obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at its expense, in cooperation with Licensors. The Company also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. The Company is obligated to license (without charge) to Licensors for non-commercial use any improvements to the licensed intellectual property that it creates.

As consideration for the licensed rights, Rocket paid Licensors an initial upfront license fee of €0.03 million (approximately $0.04 million), which was expensed as R&D costs. The Company is obligated to make aggregate payments of up to €1.4 million (approximately $1.5 million) to Licensors upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the LAD-I license, Rocket is obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by the Company or its sublicensees or affiliates. In the event that the Company enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing the Licensors with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

License Agreement for Danon Disease with UCSD

In February 2017, the Company entered into a License Agreement with The Regents of the University of California, represented by its San Diego campus (“UCSD”), under which UCSD granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights for the treatment of lysosomal storage diseases, including Danon disease. In exchange for the license, the Company became obligated to make an up-front payment, certain clinical and commercial milestone payments, royalty payments (on net sales of products covered by a valid claim within the licensed intellectual property), maintenance fees and sublicense revenue payments. The upfront license fee of $0.05 million was expensed as research and development costs in 2020. The Company is obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of Danon disease. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, the Company is obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If it enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. The Company is also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement. The term of the license agreement with UCSD is through the expiration of the licensed patents, some of which are still in the pending application phase.

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

Under the terms of the license agreement, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market, promote and sell products incorporating the Licensed Patents (“Licensed Products”). Unless the license agreement is terminated earlier as provided below, the license from RGNX expires on a country-by-country, Licensed Product-by-Licensed Product basis until the later of the expiration date of the last to expire of the last valid claim of the applicable Licensed Patent or ten years after the first commercial sale of a Licensed Product in such country. The license agreement provides that RGNX may terminate the agreement upon a material breach by the Company if the Company does not cure such breach within a specified notice period if the Company commences a challenge against RGNX or certain of its licensors to declare or render invalid or unenforceable the licensed patents or upon the Company’s bankruptcy or insolvency. The Company may terminate the agreement in its entirety or terminate one or more of the licensed vectors at any time upon six months’ notice. The Company’s Option Right expired four years from the date of the license agreement.

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to RGNX of $7.0 million. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of Licensed Products during the royalty term. If successful, the Company will be required to make milestone payments to RGNX of up to $13.0 million for each Licensed Product upon the achievement of specified clinical development and regulatory milestones in the U.S. and European Union. In addition, the Company shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a Licensed Product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. The Company must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. The Company paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first Danon patient in 2019. There were no additional milestones achieved or related payments made during the years ended December 31, 2022, 2021 and 2020.

16.	CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, the CIRM awarded the Company up to $6.6 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. In 2019, the Company received the first two grants from CIRM in the aggregate of $1.2 million which were included as an offset against R&D expenses. In 2020, the Company met additional CIRM milestones and received an additional $1.1 million milestone which was recorded as a reduction of R&D expenses in 2020. The Company received the additional milestone payments of $1.1 million and $1.0 million in January and April of 2021, respectively. As of December 31, 2022, the Company did not meet the next milestone and therefore no receivable has been recorded.

IMO CIRM Grant

On November 12, 2020, the CIRM awarded the Company up to $3.7 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy, RP-L401, for the treatment of IMO.  The Company received $1.0 million pursuant to the grant on January 4, 2021, related to the CIRM IMO award and recorded a reduction of R&D expenses of $0.9 million for the year ended December 31, 2020. The Company recorded a reduction of R&D expense of $0.1 million for the year ended December 31, 2021. Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program is to be returned to academic innovators.

17.	Renovacor Acquisition

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which, on December 1, 2022, the Company acquired Renovacor (the “Renovacor Acquisition”). On December 1, 2022, pursuant to the terms of the Merger Agreement, (i) Merger Sub I merged with and into the Company (the “First Merger”) and (ii) the Company, as the surviving company of the First Merger merged with and into Merger Sub II, with Merger Sub II surviving the Second Merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the Renovacor Acquisition each share of Renovaor’s common stock outstanding immediately prior to the effective time of the First Merger were canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) of fully paid and non-assessable shares of the Company common stock, which was determined on the basis of the exchange formula set forth in the Merger Agreement that was subject to adjustment depending on the level of the Renovacor’s net cash at the closing. Prior to the market opening on December 1, 2022, Renovacor shares ceased to trade on NYSE and upon the closing of the acquisition, Renovacor’s outstanding common stock were converted into 3,391,976 shares of Rocket common stock.

Total consideration for the acquisition was $72.3 million, consisting of $62.4 million for common stock outstanding, $2.7 million for the portion of equity compensation attributable to the pre-combination service period, and $7.2 million for assumed warrants. The consideration was based on the estimated fair values on the acquisition date of (i) 3,391,976 common shares issued for shares outstanding for common shares of Renovacor, (ii) estimated fair value of employee stock options to acquire 367,852 common shares of the Company, (iii) 28,798 common shares issued for employee time-vesting RSUs, and (iv) warrants to acquire 1,503,229 common shares (see “Note 11”).

The total consideration for the acquisition of Renovacor of $72.3 million consisted of the following:

	Shares	Value	Total
Stock consideration	3,391,976	$18.39	$62,378
Cash consideration(1)			29
Stock options	367,852		2,163
Time-vesting RSUs	28,798		512
Assumed warrants(2)	1,503,229		7,183
Total consideration	5,291,855		$72,265

(1)	Represents consideration paid for cash in lieu of fractional shares.
(2)	Assumed Renovacor Warrants of $7,183 with $5,671 classified as equity and $1,512 classified as liabilities.

The acquisition has been accounted for as a business combination using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired IPR&D assets are classified as indefinite-life assets until the successful completion or abandonment of the associated research and development efforts.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based on their respective preliminary fair values summarized below:

Working capital(1)	$(5,210)
Cash and cash equivalents	42,755
Property and equipment	1,414
Operating lease right-of-use assets	1,161
Other non-current assets	113
IPR&D	25,150
Other intangible asset	574
Operating lease liability	(970)
Deferred tax liability	(1,061)
Net assets acquired	63,926
Goodwill	8,339
Purchase consideration	$72,265

(1)	Includes other receivables, prepaid expenses, account payable and accrued liabilities

The fair value assigned to acquired IPR&D was based on the present value of expected after-tax cash flows attributable to Renovacor’s most advanced AAV-based gene therapy targeting BAG3-DCM. The present value of expected after-tax cash flows was determined by estimating the after-tax costs to complete development into a commercially viable product, estimating future revenue and ongoing expenses to produce, and discounting the resulting net cash flows to present value. The cost and revenue projections used were reduced based on the assessed probabilities of different stages of development. Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in a major market or discontinuation of development.

The excess of purchase price over the fair value of amounts assigned to identifiable assets acquired and liabilities assumed represents the goodwill amount of $8.3 million resulting from the acquisition. The goodwill recorded as part of the acquisition is primarily attributable to the broadening of our portfolio and research capabilities, deferred taxes and the assembled workforce. The goodwill attributable to the acquisition has been recorded as a non-current asset in our consolidated balance sheet as of December 31, 2022 and is not amortized, but subject to review for impairment annually. The Company incurred $3.2 million of acquisition related general and administrative costs during the year ended December 31, 2022.

18.	Related Party Transactions

During April 2018, the Company entered into an agreement with a member of the Board of Directors for business development consulting services. Payments for the services under the agreement are $28 per quarter, and the Company may terminate the agreement with 14 days’ notice. The Company incurred expenses of $0 for the year ended December 31, 2022 and $0.1 million for each of the years ended December 31, 2021 and 2020, relating to services provided under this agreement.

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

On December 21, 2020, the Company entered into a consulting agreement with a related party. Pursuant to the consulting agreement, the related party provides certain business development and asset identification consulting services to the Company.  The term of the consulting agreement is three years and may be terminated with 60 days’ notice by either party. In exchange for the business development services to be provided under the agreement, the Company issued a warrant exercisable for 603,386 shares of Common Stock.  Pursuant to the consulting agreement, the related party is entitled to receive additional warrants exercisable for common stock upon identification of new assets for the Company to in-license.  The Company recorded a non-cash R&D expense of $26.6 million for the year ended December 31, 2020, related to the issuance of the warrants.

On August 9, 2021, the Company issued a warrant exercisable for 301,291 shares of common stock to the same related party for business development and asset identification consulting services (“August 2021 Warrant”). The Company recorded a non-cash R&D expense of $7.6 million during year ended December 31, 2021, related to the issuance of the August 2021 warrant.  On December 17, 2021, the Company issued warrants exercisable for 153,155 and 153,155 shares of common stock, respectively to the same related party for business development and asset identification consulting services (“December 2021 Warrants”). The Company recorded a non-cash R&D expense of $5.2 million during year ended December 31, 2021, related to the issuance of the December 2021 warrant.  Total non-cash R&D expense of $12.8 million during the year ended December 31, 2021, related to the issuance of the August 2021 and December 2021 warrants.

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

19.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected to match 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the years ended December 31, 2022, 2021, and 2020 was $0.7 million, $0.6 million, and $0.3 million, respectively.

F-25