Form 10-Q
period 2023-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2023-05-05
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, there were 80,461,335 shares of common stock, $0.01 par value per share, outstanding.

Index
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•	our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•	our ability to obtain additional funding to conduct our planned research and development efforts;
•	our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•	the development of our direct manufacturing capabilities for our AAV programs;
•	our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•	our ability to obtain and enforce patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our estimates regarding our capital requirements; and
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2022, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

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

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,579	$140,517
Investments	266,505	215,877
Prepaid expenses and other current assets	6,949	7,666
Total current assets	338,033	364,060
Property and equipment, net	30,588	29,009
Goodwill	39,154	39,154
Intangible assets	25,724	25,724
Restricted cash	1,340	1,340
Deposits	459	608
Investments	28,957	43,276
Operating lease right-of-use assets	4,369	1,972
Finance lease right-of-use asset	46,133	46,664
Total assets	$514,757	$551,807
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,609	$36,660
Operating lease liabilities, current	849	773
Finance lease liability, current	1,748	1,736
Total current liabilities	31,206	39,169
Operating lease liabilities, non-current	3,506	1,088
Finance lease liability, non-current	19,294	19,269
Other liabilities	1,875	2,595
Total liabilities	55,881	62,121
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 80,412,194 and 79,123,312 shares issued and 80,409,623 and 79,120,741 shares outstanding at March 31, 2023 and December 31, 2022, respectively	804	791
Treasury stock, at cost, 2,571 common shares at March 31, 2023 and December 31, 2022, respectively	(47)	(47)
Additional paid-in capital	1,230,319	1,203,074
Accumulated other comprehensive loss	(90)	(357)
Accumulated deficit	(772,110)	(713,775)
Total stockholders’ equity	458,876	489,686
Total liabilities and stockholders’ equity	$514,757	$551,807

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$-	$-

Operating expenses:
Research and development	46,371	30,794
General and administrative	15,823	11,770
Total operating expenses	62,194	42,564
Loss from operations	(62,194)	(42,564)
Interest expense	(468)	(464)
Interest and other income, net	1,908	623
Accretion of discount and amortization of premium on investments, net	2,419	(577)
Net loss	$(58,335)	$(42,982)
Net loss per share - basic and diluted	$(0.73)	$(0.67)
Weighted-average common shares outstanding - basic and diluted	79,453,519	64,509,721

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(58,335)	$(42,982)
Other comprehensive loss
Net unrealized gain (loss) on investments	272	(468)
Total comprehensive loss	$(58,063)	$(43,450)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686
Issuance of common stock pursuant to exercise of stock options	88,429	1	-	1,113	-	-	1,114
Issuance of common stock pursuant to vesting of restricted stock units	126,060	1	-	(1)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	267	-	267
Stock-based compensation	-	-	-	8,915	-	-	8,915
Net loss	-	-	-	-	-	(58,335)	(58,335)
Balance at March 31, 2023	80,412,194	$804	$(47)	$1,230,319	$(90)	$(772,110)	$458,876

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options	16,168	-	-	76	-	-	76
Unrealized comprehensive loss on investments	-	-	-	-	(468)	-	(468)
Stock-based compensation	-	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	$645	$-	$952,498	$(629)	$(534,894)	$417,620

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(58,335)	$(42,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,135	767
Amortization of finance lease right of use asset	538	535
Write down of property and equipment, net	-	40
Stock-based compensation	8,915	6,270
Amortization of premium and accretion of discount on investments, net	(2,343)	577
Changes in operating assets and liabilities:
Prepaid expenses and other assets	866	(3,936)
Accounts payable and accrued expenses	(7,750)	(491)
Operating lease liabilities	97	(33)
Finance lease liability	37	45
Other liabilities	(720)	(15)
Net cash used in operating activities	(57,560)	(39,223)
Investing activities:
Purchases of investments	(96,034)	(143,023)
Proceeds from maturities of investments	62,335	81,983
Payments made to acquire right of use asset	(7)	-
Purchases of property and equipment	(3,015)	(1,955)
Net cash used in investing activities	(36,721)	(62,995)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	1,114	76
Exercise of warrants	7	-
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	17,222	-
Net cash provided by financing activities	18,343	76
Net change in cash, cash equivalents and restricted cash	(75,938)	(102,142)
Cash, cash equivalents and restricted cash at beginning of period	141,857	234,037
Cash, cash equivalents and restricted cash at end of period	$65,919	$131,895

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$1,794	$1,635
Unrealized gain (loss) on investments	$267	$(468)

The accompanying notes are an integral part of these consolidated financial statements.

Index
ROCKET PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
(Unaudited)

1.	Nature of Business

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program produced data read outs in 2022 and regulatory filings in the United States (“U.S.”) and Europe (“EU”) are anticipated in 2023. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., the Company also has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial and pivotal Phase 2 study initiation expected in the second quarter of 2023. Additionally, the Company has an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program, also referred to as Pegasus, will be approaching IND submission in the second quarter of 2023. As a result of the Company’s acquisition of Renovacor Inc. (“Renovacor”) (see Note 14 “Renovacor Acquisition”), the Company is able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $772.1 million as of March 31, 2023. As of March 31, 2023, the Company had $360.0 million of cash, cash equivalents and short-term and long-term investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first half of 2025.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. Through March 31, 2023, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”), including 0.9 million shares for net proceeds of $17.2 million during the three months ended March 31, 2023.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Index
3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (“2022 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2023 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2022 Form 10-K with most significant policies also being listed here.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of research and development (“R&D”) expenses, the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$64,579	$140,517
Restricted cash	1,340	1,340
	$65,919	$141,857

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities, Commercial Paper and Corporate and Agency Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Index
Investments

Investments consist of investments in U.S. Treasury Securities, Commercial Paper and Corporate and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. For the three months ended March 31, 2023, there were net unrealized gains on investments of $0.3 million. For the three months ended March 31, 2022, there were net unrealized losses on investments of $0.5 million.

Intangible Assets

Intangible assets related to in process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (”ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (”ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s consolidated statement of operations.

Index
Stock-Based Compensation

The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized over the requisite service period of the awards on a straight-line basis with forfeitures recognized as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified.

Income Taxes

In May 2022, the Company received a notice from the New York City Department of Finance regarding an audit of the  NYC Biotechnology Credit for the tax periods ended December 31, 2018 through December 31, 2020, which is ongoing as of March 31, 2023.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of
	March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$31,353	$-	$-	$31,353
Corporate Bonds	-	3,778	-	3,778
United States Treasury securities	7,670	-	-	7,670
	39,023	3,778	-	42,801

Investments:
Commercial Paper	-	5,147	-	5,147
United States Treasury securities	228,443	-	-	228,443
Corporate Bonds	-	54,159	-	54,159
Agency Bonds	-	7,713	-	7,713
	228,443	67,019	-	295,462

Total assets	$267,466	$70,797	$-	$338,263

Liabilities:
Warrant liability	$-	$-	$815	$815
Total liabilities	$-	$-	$815	$815

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$90,527	$-	$-	$90,527
Commercial Paper	-	3,899	-	3,899
United States Treasury Securities	3,848	-	-	3,848
Corporate Bonds	-	8,618	-	8,618
	94,375	12,517	-	106,892

Investments:
Commercial Paper	-	1,151	-	1,151
United States Treasury securities	189,444	-	-	189,444
Corporate Bonds	-	60,905	-	60,905
Agency Bonds	-	7,653	-	7,653
	189,444	69,709	-	259,153

Total assets	$283,819	$82,226	$-	$366,045

Liabilities:
Warrant liability	$-	$-	$1,512	$1,512
Total liabilities	$-	$-	$1,512	$1,512

Index
The Company classifies its money market mutual funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its Commercial Paper and Corporate and Agency Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The reconciliation of the Company’s warrant liability, which is recorded as part of Other Liabilities in the consolidated balance sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2022	$1,512
Fair value adjustments	(697)
Balance, March 31, 2023	$815

The Company utilizes a Black-Scholes model to value the warrant liability (see Note 10 “Warrants”) at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The fair value of the warrant liability has been estimated with the following assumptions:

	March 31, 2023	December 31, 2022
Stock price	$17.13	$18.39
Exercise price	$65.23	$65.23
Expected volatility	67.38%	71.25%
Risk-free interest rate	4.04%	4.14%
Expected dividend yield	-	-
Expected life (years)	2.07	2.39
Fair value per warrant	$1.32	$2.45

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Laboratory equipment	$23,317	$21,905
Machinery and equipment	11,443	11,326
Computer equipment	244	244
Furniture and fixtures	2,216	2,135
Leasehold improvements	1,694	589
Internal use software	1,903	1,903
	40,817	38,102
Less: accumulated depreciation and amortization	(10,229)	(9,093)
	$30,588	$29,009

During the three months ended March 31, 2023 and 2022, the Company recognized $1.1 million and $0.8 million of depreciation and amortization expense, respectively.

Index
6.	Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consists of acquired IPR&D asset and a mice colony model received from the acquisition of Renovacor.

Intangible assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Mice colony model	574	-	574
Total intangible assets	$25,724	$-	$25,724

The gross carrying value of intangible assets was due to the acquisition of Renovacor (see Note 14 “Renovacor Acquisition”).

The carrying value of Goodwill was $39.2 million as of March 31, 2023 and included $8.3 million as a result of the acquisition of Renovacor (see Note 14 “Renovacor Acquisition”).

7.	Accounts Payable and Accrued Expenses

As of March 31, 2023 and December 31, 2022, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Research and development	$17,536	$19,100
Employee compensation	4,199	10,006
Property and equipment	1,794	2,095
Professional fees	2,813	1,436
Acquisition related expenses	-	1,153
Government grant payable	597	597
Other	1,670	2,273
	$28,609	$36,660

8.	Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through March 31, 2023, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the three months ended March 31, 2023, the Company sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million.

Index
9.	Stock Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.02%	1.88%
Expected term (in years)	5.88	5.86
Expected volatility	73.54%	74.07%
Expected dividend yield	0.00%	0.00%
Exercise price	$20.17	$17.85
Fair value of common stock	$20.17	$17.85

The following table summarizes stock option activity for the three months ended March 31, 2023, under the Second Amended and Restated 2014 Stock Option and Incentive Plan:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding as of December 31, 2022	13,138,870	$14.52	5.46	$118,767
Granted	1,792,097	20.36	6.86
Exercised	(88,429)	12.59		631
Cancelled	(191,148)	33.99
Outstanding as of March 31, 2023	14,651,390	$14.99	5.85	$97,263

Options vested and exercisable as of March 31, 2023	10,586,141	$12.60	4.52	$92,808
Options unvested as of March 31, 2023	4,065,249	$21.24	9.32	$4,455

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023, and 2022 was $13.50 and $11.60, respectively.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $11.4 million and $12.5 million, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested as of December 31, 2022	992,874	$16.49
Granted	764,204	20.23
Vested(1)	(126,145)	17.37
Forfeited	(8,476)	17.19
Unvested as of March 31, 2023	1,622,457	$18.18

(1) Common stock issued is net of 85 shares related to taxes.

Index
Stock-based Compensation

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2023	2022

Stock options	$6,985	$5,961
Restricted stock units	1,930	309
Total stock-based compensation expense	$8,915	$6,270

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$3,819	$2,318
General and administrative	5,096	3,952
Total stock-based compensation expense	$8,915	$6,270

As of March 31, 2023, the Company had an aggregate of $75.4 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.52 years.

10.	Warrants

A summary of the warrants outstanding as of March 31, 2023 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
24.42	7,051	June 28, 2013	June 28, 2023
57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
Total	2,595,174

The following table below is a summary of changes in warrants to purchase common stock for the three months ended March 31, 2023:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2022	2,721,267
Granted	-
Exercised	(126,093)	$0.06
Balance as of March 31, 2023	2,595,174

Assumed Renovacor Public Warrants

In conjunction with the Renovacor acquisition (see Note 14 “Renovacor Acquisition”), Rocket assumed pre-acquisition public warrants (“Public Warrants”) that were converted into Rocket warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

The Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the Merger, the Public Warrants were recorded as a component of additional paid-in capital of $3.4 million.

Index
Assumed Renovacor Private Warrants

In conjunction with the Renovacor acquisition (see Note 14 “Renovacor Acquisition”), Rocket assumed pre-acquisition private warrants (“Private Warrants”) that were converted into Rocket warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share.

The Company determined that the Private Warrants did not meet all of the criteria for equity classification. Accordingly, the Company classifies the Private Warrants as derivative liabilities in its consolidated balance sheets. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 4 for discussion of fair value measurement of the warrant liabilities.

Assumed Renovacor Pre-Funded Warrants

In conjunction with the Renovacor acquisition (see Note 14 “Renovacor Acquisition”), Rocket assumed pre-funded warrants (“Pre-Funded Warrants”) that were converted into Rocket warrants with a right to purchase 126,093 of Rocket common shares at an exercise price of $0.06 per share. These warrants were exercised in January 2023.

11.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(58,335)	$(42,982)
Denominator:
Weighted-average common shares outstanding - basic and diluted	79,453,519	64,509,721
Net loss per share attributable to common stockholders - basic and diluted	$(0.73)	$(0.67)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Warrants exercisable for common shares	2,595,174	1,218,038
Restricted stock units convertible for common shares	1,622,457	457,709
Options to purchase common shares	14,651,390	12,047,299
	18,869,021	13,723,046

12.	Commitments and Contingencies

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered in Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024. The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

On January 4, 2018, in connection with the  Reverse Merger with Inotek, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term which ended on February 28, 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million for the three months ended March 31, 2023 and 2022. These amounts are netted against rent expense in the consolidated statements of operations for the three months ended March 31, 2023 and 2022. A security deposit of $0.2 million was returned to the Company in April 2023 and is reflected in other current assets as of March 31, 2023.

On December 1, 2022, in connection with the Renovacor acquisition (see Note 14 “Renovacor Acquisition”), Rocket acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.25 and 1.3 years, respectively. As of March 31, 2023, lease commencement dates have occurred for all leases and the Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million. The Company intends to sublease both premises through the remainder of their lease terms.

Rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of each of March 31, 2023 and December 31, 2022 was $0.8 million.

Lease cost	March 31, 2023
Operating lease cost	$358
Finance lease cost
Amortization of right of use assets	538
Interest on lease liabilities	468
Total lease cost	$1,364

The following table summarizes the future lease payments of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of March 31, 2023:

Fiscal Year Ending December 31,	March 31, 2023
2023 (nine months)	869
2024	798
2025	538
2026	545
2027	506
Thereafter	2,941
Total lease payments	$6,197
Less: interest	(1,842)
Total operating lease liabilities	$4,355

Index
Fiscal Year Ending December 31,	March 31, 2023
2023 (nine months)	1,305
2024	1,791
2025	1,856
2026	1,912
2027	1,969
Thereafter	43,032
Total lease payments	$51,865
Less: interest	(30,823)
Total finance lease liability	$21,042

Leases	March 31, 2023
Operating right-of-use assets	$4,369

Operating current lease liabilities	849
Operating noncurrent lease liabilities	3,506
Total operating lease liabilities	$4,355

Finance right-of-use assets	$46,133

Finance current lease liability	1,748
Finance noncurrent lease liability	19,294
Total finance lease liability	$21,042

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$261
Cash flows from finance lease	$431
Weighted-average remaining lease term - operating leases	8.2 years
Weighted-average remaining lease term - finance lease	21.4 years
Weighted-average discount rate - operating leases	8.08%
Weighted-average discount rate - finance lease	8.96%

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

14.	Renovacor Acquisition

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which, on December 1, 2022, the Company acquired Renovacor (the “Renovacor Acquisition”). On December 1, 2022, pursuant to the terms of the Merger Agreement, (i) Merger Sub I merged with and into the Company (the “First Merger”) and (ii) the Company, as the surviving company of the First Merger merged with and into Merger Sub II, with Merger Sub II surviving the Second Merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the Renovacor Acquisition each share of Renovacor’s common stock outstanding immediately prior to the effective time of the First Merger were canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) of fully paid and non-assessable shares of the Company common stock, which was determined on the basis of the exchange formula set forth in the Merger Agreement that was subject to adjustment depending on the level of the Renovacor’s net cash at the closing. Prior to the market opening on December 1, 2022, Renovacor shares ceased to trade on NYSE and upon the closing of the acquisition, Renovacor’s outstanding common stock were converted into 3,391,976 shares of Rocket common stock.

Total consideration for the Renovacor Acquisition was $72.3 million, consisting of $62.4 million for common stock outstanding, $2.7 million for the portion of equity compensation attributable to the pre-combination service period, and $7.2 million for assumed warrants. The consideration was based on the estimated fair values on the acquisition date of (i) 3,391,976 common shares issued for shares outstanding for common shares of Renovacor, (ii) estimated fair value of employee stock options to acquire 367,852 common shares of the Company, (iii) 28,798 common shares issued for employee time-vesting RSUs, and (iv) warrants to acquire 1,503,229 common shares (see Note 10 “Warrants”).

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

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based on their respective preliminary fair values summarized below:

Working capital(1)	$(5,210)
Cash and cash equivalents	42,755
Property and equipment	1,414
Operating lease right-of-use assets	1,161
Other non-current assets	113
IPR&D	25,150
Other intangible asset	574
Operating lease liability	(970)
Deferred tax liability	(1,061)
Net assets acquired	63,926
Goodwill	8,339
Purchase consideration	$72,265

(1)	Includes other receivables, prepaid expenses, account payable and accrued liabilities.

Index
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

The excess of purchase price over the fair value of amounts assigned to identifiable assets acquired and liabilities assumed represents the goodwill amount of $8.3 million resulting from the acquisition. The goodwill recorded as part of the acquisition is primarily attributable to the broadening of the Company’s portfolio and research capabilities, deferred taxes and the assembled workforce. The goodwill attributable to the acquisition has been recorded as a non-current asset in the Company’s consolidated balance sheet and is not amortized, but subject to review for impairment annually.

15.	CIRM Grants

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. Through March 31, 2023, the Company has received $5.9 million in total RP-L201 grants from CIRM. No additional milestones were achieved as of March 31, 2023.

16.	Related Party Transactions

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

17.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2023 and  2022, was $0.3 million and $0.2 million, respectively.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 28, 2023 with the SEC (the “2022 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2022 Form 10-K, pursuant to Instruction 2 to paragraph of Item 303 of Regulation S-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase ½ LAD-I program produced data read out in 2022 and regulatory filings in the United States (“U.S.”) and Europe (“EU”) are anticipated in 2023. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., we also have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial and pivotal Phase 2 study initiation expected in the second quarter of 2023. Additionally, we have an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program, also referred to as Pegasus, will be approaching IND submission in the second quarter of 2023. As a result of our acquisition of Renovacor, Inc. (“Renovacor”), we are now able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Although we believe that gene therapy may be beneficial to patients afflicted with this disorder, we have opted to focus available resources towards advancement of RP-A601, RP-A501, RP-L102, RP-L201 RP-L301, and BAG3-DCM based on the compelling clinical data to date and potential for therapeutic advancement in these severe disorders of childhood and young adulthood.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through March 31, 2023, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the three months ended March 31, 2023, the Company sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million.

Renovacor Acquisition

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which the Company acquired Renovacor (the “Renovacor Acquisition”). The Renovacor Acquisition closed on December 1, 2022. Subject to the terms and conditions of the Merger Agreement, each share of Renovacor’s common stock, par value $0.0001 per share outstanding immediately prior to the effective time of the Renovacor Acquisition was canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) fully paid and non-assessable shares of the Company’s common stock, $0.01 par value per share, which was determined on the basis of an exchange formula set forth in the Merger Agreement. The Company issued a total of 3,391,976 shares of common stock in connection with the Renovacor Acquisition and incurred approximately $1.3 million of acquisition related costs.

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

Pipeline Overview

The chart below shows the current phases of development of Rocket’s programs and product candidates:

THERAPEUTIC AREA
DISCOVERY
PRECLINICAL
PHASE 1
PHASE 2 (Pivotal)
Submission and Approval
DESIGNATIONS
HEMATOLOGY
LV RP-L102 Fanconi Anemia
RMAT, ATMP, Fast Track, Rare Pediatric, Orphan Drug (US/EU), PRIME
LV RP-L201 Leukocyte Adhesion Deficiency-I
RMAT, ATMP, Fast Track, Rare Pediatric, Orphan Drug (US/EU), PRIME
LV RP-L301 Pyruvate Kinase Deficiency
Fast Track, Orphan Drug (US/EU)
CARDIOVASCULAR
AAV RP-A501 Danon Disease
RMAT, Fast Track, Orphan Drug (U.S.), Rare Pediatric Designation
AAV RP-A601 PKP2-ACM
AAV BAG3-DCM
Wave 2 programs
Multiple Undisclosed Candidates

Index
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

We currently have one AAV program targeting DD, RP-A501. We have treated seven patients in the RP-A501 Phase 1 clinical trial, which enrolled adult/older adolescent and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (gc)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 gc/kg) in adult/older adolescent patients aged 15 or greater (n=2), and a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2).

 As previously disclosed, a patient receiving therapy on the high dose cohort (1.1e14 gc/kg dose) had progressive heart failure and underwent a heart transplant at month five following therapy. This patient had more advanced disease than the four other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline left ventricle ejection fraction (35%) on echocardiogram and markedly elevated left ventricle filling pressure prior to treatment. The patient’s clinical course was characteristic of DD progression. The patient is doing well post-transplant.

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

Index
In September 2022, we presented interim data for the ongoing Phase 1 trial of RP-A501 at the Heart Failure Society of America (“HFSA”) meeting, including updated safety and initial efficacy parameters for the pediatric cohort and longer-term efficacy parameters for the low and high dose adult/older adolescent cohort (patients aged 15 and older; n=5) (data cut-off September 27, 2022). This data was also presented in November 2022 at the 75th American Heart Association (“AHA”) Annual Meeting. During these presentations we provided incremental safety updates across cohorts. As previously outlined, RP-A501 was generally well tolerated at the 6.7e13 gc/kg dose level and no unexpected and serious drug product-related adverse events or severe adverse events were observed in both adult/older adolescent and pediatric low dose cohorts. All observed adverse effects at both doses were reversible and no lasting sequelae were observed with follow-up of 2-3 years from treatment for the adult/older adolescent cohort and 6-11 months for the pediatric cohort. Any early transaminase and creatinine kinase elevations returned to baseline or decreased, and any transient exacerbation of DD-associated skeletal myopathy resolved upon discontinuation of corticosteroid therapy. The updated safety data presented at HFSA in September 2022 and at AHA in November 2022 reconfirmed that RP-A501 was generally well tolerated at the low dose with a manageable safety profile across pediatric and adult/older adolescent cohorts.

In the pediatric cohort, an improvement in NYHA Class (from Class II to I) was reported in both patients after 6 and 9 months of follow-up post-RP-A501. In the adult/older adolescent cohorts, improvement in NYHA Class (from II to I) was observed in three patients (two low-dose and one high-dose) who had closely monitored immunomodulation and stabilization of NYHA Class was observed in one low-dose adult patient without a closely monitored immunomodulatory regimen. Substantial improvements (reductions) in BNP, a key marker of heart failure, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 50% of baseline values. Improvements (reductions) in hsTnI, a key marker of myocardial injury, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 20% of baseline values. In the adult/older adolescent cohorts, reductions in hsTnI were observed in three low-dose patients and one high-dose patient, with reductions greater than 50% of baseline levels identified in these four patients on at least one assessment, and reductions sustained through 24-36 months of follow-up. Reductions in BNP of at least 25% below baseline values were identified in three low-dose patients and one high-dose patient on at least one assessment. In two of the adult/older adolescent patients, BNP levels were modestly above baseline at the most recent assessment; however baseline BNP levels were either within normal limits or mildly elevated for these two patients. In adult/older adolescent cohort patients with closely monitored immunomodulation (two low-dose and one high-dose) left ventricular posterior wall thickness improved (approximately 15-25% decrease compared to pretreatment baseline) and reductions in left ventricular mass were identified in four patients, including the patient in the low-dose cohort for whom immunomodulation was not closely monitored. Severe and progressive wall thickening is a hallmark of the hypertrophic cardiomyopathy of Danon disease and is a major contributor to early mortality in male patients. Evidence of sustained cardiac LAMP2B gene expression by immunohistochemistry with qualitative improvement of vacuoles and cardiac tissue architecture on standard H&E and electron microscopy was observed at both dose levels in four of five patients in the adult/older adolescent cohorts and both patients in the pediatric cohort. Sustained cardiac LAMP2B gene expression by immunohistochemistry was observed in all three adult/older adolescent patients with a closely monitored immunomodulatory regimen through 24 months of follow-up. Importantly, genetic correction (as evidenced by myocardial vector copy numbers (“VCNs”) and LAMP2 protein expression were accompanied by reductions in the relative area of autophagic vacuoles relative to overall myocardial area, with decreases in this ratio of at least 20% relative to baseline identified in four adult/older adolescent cohort patients (three of whom had reductions of at least 50%). Substantial reductions (>50% baseline) in vacuolar area were also identified in the one pediatric cohort patient for whom this parameter was evaluable at 6 months post-therapy. In addition to the improvements identified in NYHA Class, improvements in quality of life (“QOL”) as reported via the KCCQ were noted in three of the adult/older adolescent patients who had closely monitored immunomodulation, and both of the pediatric cohort patients; KCCQ score at baseline was 50 for the initial pediatric patient and was 93 at the most recent 9 month assessment; KCCQ score at baseline was 52 for the second pediatric patient and was 81 at a preliminary 3 month assessment.

On December 22, 2022, we announced updates from our end-of-Phase 1 meeting with the FDA regarding RP-A501. During the meeting, we reviewed the positive Phase 1 dataset with the FDA and proposed a study design and endpoints for ongoing clinical development of the investigational gene therapy. Following discussions with the FDA, we anticipate proceeding with a dose of 6.7e13 GC/kg, and we anticipate utilizing a single arm open-label trial design with a robust natural history comparator, pursuant to the FDA’s acknowledgment of the challenges associated with executing a randomized controlled trial in DD. The FDA has also expressed an openness to considering a biomarker-based composite endpoint supported by functional and quality-of-life assessments as measures of patient benefit. We look forward to continued dialogue with the FDA on the design for our proposed pivotal trial, including discussion of appropriate external controls for the study and appropriate endpoints to support accelerated approval. We are now in discussion with the FDA about a trial design that will enable evaluation of two pediatric patients treated with drug product manufactured at our in-house cGMP AAV facility as an initial component of a modestly sized global pivotal study.

Index
On January 9, 2023, we presented additional positive efficacy updates from our Phase I study of RP-A501 during the 41st Annual J.P. Morgan Healthcare Conference. The data presented included several additional months of follow-up, which showed further improvements in key biomarkers, echocardiographic and functional measures. A summary of these updates is provided in the table below. We also provided additional natural history comparator data, which showed the marked divergence of the course of Phase I patients from that of untreated patients in terms of key biomarkers (BNP) and functional measures (NYHA Class). Furthermore, RP-A501 continued to be well tolerated at 2-3 years post treatment in both adult/older adolescent high and low-dose cohorts and at 8 to 13 months in the pediatric cohort. In the pediatric cohort, no significant immediate or delayed toxicities, significant skeletal myopathy, or late transaminase elevation have been observed.

Improvement or Stabilization Observed Across Key Biomarker, Echo Findings and Functional Measures in Phase 1 RP-A501 study

Cohort	Patient ID	Most recent visit (months)	Δ hsTnI	Δ BNP	Δ LV mass	Δ LV max wall thickness	Δ NYHA class	Δ KCCQ score
Low dose pediatric	1008	12	↓86%	↓83%	↓29%[1]	↓15%[1]	II -> I	+32.3
	1009	6	↓90%	↓62%	↓21%	↑3%	II -> I	+26
Low dose adult/ adolescent	1001	36	↓98%	↑8%	↓32%	↓9%	II -> II[2]	+5.3
	1002	36	↓96%	↓94%	↓48%	↓40%	II -> I	+17.8
	1005	30	↓46%	↑6%	↓14%	↓27%	II -> I	+8.3[3]
High dose adult/ adolescent	1006	24	↓63%	↓69%	↓27%	↓15%	II -> I	+3.1

Darker Green = improved; Lighter Green = minimal change (stabilization)
Does not include pt 1007 in Ph1 trial who had advanced HF with EF<40% at enrollment and received HTx 5M following tx due to pre-existing advanced HF. Patient is currently stable.
1 Patient 1008 echocardiographic parameters are M9 visit (M12 pending).
2 Patient 1002 NYHA class depicted for M30 visit (M36 pending).
3 Patient 1005 KCCQ score depicted for M24 visit (M30 pending).

In addition to these clinical updates, we also provided updates on our in-house manufacturing activities. We have successfully produced 2 cGMP RP-A501 batches that have superior specifications to Phase I material in both titer and full versus empty particles. We believe the improved quality of our in-house manufactured product will allow for full dosing with lower total viral particles, potentially further optimizing the safety profile of RP-A501.Furthermore, we have agreement from the FDA on the continued utilization of HEK-293 cell-based process through commercialization as well as our comparability approach and potency assay.

Results from the ongoing Phase 1 DD trial represent one of the most comprehensive investigational gene therapy datasets for any cardiac condition. RP-A501 was generally well tolerated with evidence of durable treatment activity and improvement of DD for both pediatric patients with up to nine months of follow-up and four adult/older adolescent patients with up to 36 months of follow-up. All adult/older adolescent and pediatric patients who received a closely monitored immunomodulatory regimen showed improvements across tissue, laboratory, and imaging-based biomarkers, as well as in NYHA class (from II to I) and KCCQ scores with follow-up of six to 36 months.

Anticipated Milestones

On February 7, 2023, we announced that RP-A501 received RMAT designation from the FDA. We are very encouraged by the highly collaborative ongoing dialogue with the FDA for RP-A501 in DD and subject to the continued dialogue and agreement with the FDA anticipate initiating the initial component of the global study in the second quarter of 2023.

Index
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

In nonclinical studies conducted by the Sponsor, RP-A601 has demonstrated efficacy in altering the natural history of PKP2-driven ACM. PKP2 cKO animals treated with the study drug have exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement / fibrosis of the myocardium, preserved left ventricular function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month.

Anticipated Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. We anticipate filing an IND in the second quarter of 2023.

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

Currently, DCM patients with a BAG3 mutation are treated with the standard of care for heart failure, which include angiotensin converting enzyme inhibitors, angiotensin receptor blockers, neprilysin inhibitors, beta-adrenergic receptor antagonists, or beta-blockers, aldosterone antagonists and/or diuretics, along with certain lifestyle changes, and do not address the underlying cause of disease. Patients who meet specific parameters may also undergo placement of an implantable cardioverter defibrillator, a cardiac resynchronization device or a combination of the two. There is no current therapy directly targeting the underlying mechanism of BAG3 associated DCM, and patients diagnosed with BAG3 associated DCM appear to progress to end-stage heart failure and death more rapidly than patients with DCM not associated with BAG3 variants. For example, approximately 19% of patients with BAG3-DCM require mechanical cardiac support, heart transplant, or have heart failure related death at 12 months after diagnosis, nearly twice the rate of similarly staged non-BAG3DCM patients.

Index
In December 2022 we completed our acquisition of Renovacor which provided Rocket with Renovacor’s most advanced program, a recombinant AAV9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3-DCM. Initial proof of concept for AAV9-BAG3 has been demonstrated in studies of BAG3-knockout mouse models, which show treated mice have improved ejection fraction versus untreated knockout mice and comparable ejection fraction to walk test controls at timepoints 4- and 6-weeks post injection.

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

Each of our hematology programs utilize third-generation, self-inactivating LV to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of acute myeloid leukemia (“AML”), a type of blood cancer, as well as bone marrow failure and congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex-vivo LV-based program targeting FA, RP-L102. RP-L102 is our lead LV-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. RP-L102 is currently being studied in our Phase 2 registrational enabling clinical trials treating FA patients at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”), the University of Minnesota, Great Ormond Street Hospital (“GOSH”) in London and Hospital Infantil de Nino Jesus (“HNJ”) in Spain. The trial has enrolled a total of ten patients from the U.S. and EU. Two additional patients were treated in the US Phase 1 study at Stanford such that a total of 12 patients have received RP-L102 on Rocket-sponsored clinical trials. Patients receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

Index
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

Anticipated Milestones

Based on achievement of the primary endpoint as defined in our pivotal Phase 2 study for FA, we have initiated FDA dialogue around biologics license application (“BLA”) filing plans for RP-L102 for the treatment of FA and anticipate making such filing in the fourth quarter of 2023.

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

Anticipated Milestones

Based on the positive efficacy and safety data from the Phase 2 pivotal LAD-I trial, we have initiated discussions with the FDA on BLA filing plans for RP-L201 for the treatment of severe LAD-I and anticipate making such filing in the second quarter of 2023.

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

Index
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

In May 2022, we presented updated data at the 25th Annual Meeting of the ASGCT. The presentation included data from two adult patients with severe or transfusion-dependent anemia as of the April 13, 2022 cut-off date. At 18 months post-infusion, both patients had sustained transgene expression, normalized hemoglobin, improved hemolysis, no red blood cell transfusion requirements post-engraftment and improved QOL both reported anecdotally and as documented via formal QOL assessments. The tolerability profile of RP-L301 appears favorable, with no RP-L301-related serious adverse events through 18 months post-infusion. Transient transaminase elevation was seen in both patients post-therapy/conditioning, with no clinical stigmata of liver injury and subsequent resolution without clinical sequelae.

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

Anticipated Milestones

Enrollment in the PKD adult and pediatric cohort is completed in the Phase 1 study. Initiation of the phase 2 pivotal trial is anticipated in the fourth quarter of 2023.

cGMP Manufacturing

Our 103,720 square foot manufacturing facility in Cranbury, New Jersey has been scaled up to manufacture AAV drug product for a planned Phase 2 pivotal study in DD. The facility also houses lab space for research & development and quality. We reached an understanding with the FDA on chemistry, manufacturing, and controls requirements to start AAV cGMP manufacturing at our in-house facility as well as potency assay plans for a Phase 2 pivotal trial in DD. To further strengthen our manufacturing and commercial capabilities during 2022, we appointed Mayo Pujols, one of the most seasoned cell and gene therapy technical operations and manufacturing leaders in the industry, as our Chief Technical Officer.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2023, we raised net cash proceeds of approximately $852.8 million from investors through both equity and convertible debt financing to fund operating activities.

Index
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

Our direct R&D expenses consist principally of external costs, such as fees paid to investigators, consultants, laboratories and Contract Research Organizations (“CROs”) in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other R&D expenses.

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,403	$6,374
Leukocyte Adhesion Deficiency (LV) RP-L201	5,841	3,051
Fanconi Anemia (LV) RP-L102	6,548	4,530
Pyruvate Kinase Deficiency (LV) RP-L301	299	854
Infantile Malignant Osteopetrosis (LV) RP-L401(1)	-	190
Other product candidates	3,439	3,254
Total direct expenses	22,530	18,253
Unallocated Expenses
Employee compensation	$11,210	$5,549
Stock based compensation expense	3,819	2,318
Depreciation and amortization expense	1,137	827
Laboratory and related expenses	5,102	1,226
Professional Fees	985	561
Other expenses	1,588	2,060
Total other research and development expenses	23,841	12,541
Total research and development expense	$46,371	$30,794

(1) Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Costs to close out the study were incurred in 2022.

Index
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

Our future R&D expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our R&D expenses to increase for the foreseeable future as we seek to further development of our product candidates.

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

Index
Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022, related to our financing lease obligation for the Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2023, compared to those disclosed in our 2022 Form 10-K.

Index
Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$46,371	$30,794	$15,577
General and administrative	15,823	11,770	4,053
Total operating expenses	62,194	42,564	19,630
Loss from operations	(62,194)	(42,564)	(19,630)
Interest expense	(468)	(464)	(4)
Interest and other income, net	1,908	623	1,285
Accretion of discount and amortization of premium on investments, net	2,419	(577)	2,996
Total other income (expense), net	3,859	(418)	4,277
Net loss	$(58,335)	$(42,982)	$(15,353)

Research and Development Expenses

R&D expenses increased $15.6 million to $46.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in R&D expenses was primarily driven by increases in manufacturing and development costs of $2.8 million, compensation and benefits of $6.6 million due to increased R&D headcount, direct materials of $0.9 million, and laboratory supplies of $0.9 million.

General and Administrative Expenses

G&A expenses increased $4.1 million to $15.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $1.1 million, compensation and benefits of $0.7 million due to increased G&A headcount and non-cash stock compensation expense of $1.1 million.

Other Income (Expense), Net

Other income increased $4.3 million to $3.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in other income was primarily driven by an increase in interest and other income, net, of $1.3 million and an increase in accretion of discount and amortization of premium on investments, net, of $3.0 million. The increase in interest and other income, net, of $1.3 million was due to increased interest rates of $0.7 million and reduced fair value of warrant liability of $0.7 million.

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

Index
Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $58.3 million for the three months ended March 31, 2023, and $221.9 million for the year ended December 31, 2022. We have experienced negative cash flows from operations and as of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $772.1 million and $713.8 million, respectively. As of March 31, 2023, we had $360.0 million of cash, cash equivalents and investments. We expect such resources will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have funded our operations primarily through the sale of equity.

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

Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(57,560)	$(39,223)
Net cash used in investing activities	(36,721)	(62,995)
Net cash provided by financing activities	18,343	76
Net decrease in cash, cash equivalents and restricted cash	$(75,938)	$(102,142)

Operating Activities

During the three months ended March 31, 2023, operating activities used $57.6 million of cash and cash equivalents, primarily resulting from our net loss of $58.3 million offset by net non-cash charges of $8.2 million, including non-cash stock-based compensation expense of $8.9 million, accretion of discount on investments of $2.3 million, and depreciation and amortization expense of $1.7 million. Changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted of a decrease in accounts payable and accrued expenses of $7.8 million, a decrease in our prepaid expenses of $0.9 million, and a decrease in other liabilities of $0.7 million.

During the three months ended March 31, 2022, operating activities used $39.2 million of cash, primarily resulting from our net loss of $43.0 million offset by net non-cash charges of $8.2 million, including non-cash stock-based compensation expense of $6.3 million, accretion of discount on investments of $0.6, and depreciation and amortization expense of $1.3 million. Changes in our operating assets and liabilities for the three months ended March 31, 2022, consisted of a decrease in accounts payable and accrued expenses of $0.5 million and a decrease in our prepaid expenses of $3.9 million.

Investing Activities

During the three months ended March 31, 2023, net cash used by investing activities was $36.7 million, primarily resulting from proceeds of $62.3 million from the maturities of investments, offset by purchases of investments of $96.0 million, and purchases of property and equipment of $3.0 million.

During the three months ended March 31, 2022, investing activities used $63.0 million of cash, primarily resulting from proceeds of $82.0 million from the maturities of investments, offset by purchases of investments of $143.0 million, and purchases of property and equipment of $2.0 million.

Financing Activities

During the three months ended March 31, 2023, financing activities provided $18.3 million of cash, primarily resulting from net proceeds of $17.2 million from the sale of shares through our at-the-market facility.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting of the issuance of common stock, pursuant to exercises of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business to the contractual obligations specified in the table of contractual obligations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Information regarding contractual obligations and commitments may be found in Note 12 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Index
Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, commercial paper and corporate, government and agency bonds, which as of March 31, 2023, were classified as available-for-sale. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Based on a hypothetical 100 basis point decrease in market interest rates, the potential losses in future earnings and fair value of risk-sensitive financial instruments are immaterial, although the actual effects may differ materially from the hypothetical analysis. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and interim principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our material risk factors are disclosed in Item 1A of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

2.2
Agreement and Plan of Merger, dated September 19, 2022, by and among Rocket Pharmaceuticals, Renovacor, Inc., Zebrafish Merger Sub, Inc. and Zebrafish Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022).

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1
Assignment, Assumption and Amended & Restated Warrant Agreement, dated January 16, 2023, by and among Rocket Pharmaceuticals, Inc., Zebrafish Merger Sub II, LLC, as successor to Renovacor, Inc,, and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (001-36829), filed with the SEC on February 23, 2023.

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

ROCKET PHARMACEUTICALS, INC.

May 5, 2023	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

May 5, 2023	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)