Form 10-Q
period 2023-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2023-08-09
CIK 1281895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of August 4, 2023, there were 80,525,531 shares of common stock, $0.01 par value per share, outstanding.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Rocket Pharmaceuticals, Inc.
Consolidated Balance Sheets
($ in thousands, except shares and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,076	$140,517
Investments	261,964	215,877
Prepaid expenses and other current assets	5,034	7,666
Total current assets	312,074	364,060
Property and equipment, net	32,986	29,009
Goodwill	39,154	39,154
Intangible assets	25,724	25,724
Restricted cash	1,362	1,340
Deposits	542	608
Investments	-	43,276
Operating lease right-of-use assets	4,345	1,972
Finance lease right-of-use asset	45,594	46,664
Total assets	$461,781	$551,807
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,353	$36,660
Operating lease liabilities, current	1,233	773
Finance lease liability, current	1,760	1,736
Total current liabilities	34,346	39,169
Operating lease liabilities, non-current	3,074	1,088
Finance lease liability, non-current	19,319	19,269
Other liabilities	2,072	2,595
Total liabilities	58,811	62,121
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 80,521,415 and 79,123,312 shares issued and 80,518,844 and 79,120,741 shares outstanding at June 30, 2023 and December 31, 2022, respectively	805	791
Treasury stock, at cost, 2,571 common shares at June 30, 2023 and December 31, 2022	(47)	(47)
Additional paid-in capital	1,240,745	1,203,074
Accumulated other comprehensive loss	(722)	(357)
Accumulated deficit	(837,811)	(713,775)
Total stockholders’ equity	402,970	489,686
Total liabilities and stockholders’ equity	$461,781	$551,807

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Operations
($ in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	51,383	41,356	97,754	72,150
General and administrative	17,374	12,854	33,197	24,624
Total operating expenses	68,757	54,210	130,951	96,774
Loss from operations	(68,757)	(54,210)	(130,951)	(96,774)
Interest expense	(468)	(465)	(936)	(928)
Interest and other income, net	846	669	2,754	1,291
Accretion of discount and amortization of premium on investments, net	2,678	(396)	5,097	(973)
Net loss	$(65,701)	$(54,402)	$(124,036)	$(97,384)
Net loss per share - basic and diluted	$(0.82)	$(0.83)	$(1.55)	$(1.50)
Weighted-average common shares outstanding - basic and diluted	80,472,362	65,476,531	79,965,755	64,995,797

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(65,701)	$(54,402)	$(124,036)	$(97,384)
Other comprehensive loss
Net unrealized loss on investments	(639)	(136)	(367)	(604)
Total comprehensive loss	$(66,340)	$(54,538)	$(124,403)	$(97,988)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686
Issuance of common stock pursuant to exercise of stock options	88,429	1	-	1,113	-	-	1,114
Issuance of common stock pursuant to vesting of restricted stock units	126,060	1	-	(1)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	267	-	267
Stock-based compensation	-	-	-	8,915	-	-	8,915
Net loss	-	-	-	-	-	(58,335)	(58,335)
Balance at March 31, 2023	80,412,194	$804	$(47)	$1,230,319	$(90)	$(772,110)	$458,876
Issuance of common stock pursuant to exercise of stock options	48,088	-	-	182	-	-	182
Issuance of common stock pursuant to vesting of restricted stock units	61,133	1	-	(1)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(632)	-	(632)
Stock-based compensation	-	-	-	10,245	-	-	10,245
Net loss	-	-	-	-	-	(65,701)	(65,701)
Balance at June 30, 2023	80,521,415	$805	$(47)	$1,240,745	$(722)	$(837,811)	$402,970

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands except share amounts)
(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options and restricted stock units	16,168	-	-	76	-	-	76
Unrealized comprehensive loss on investments	-	-	-	-	(468)	-	(468)
Stock-based compensation	-	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	$645	$-	$952,498	$(629)	$(534,894)	$417,620
Issuance of common stock pursuant to exercise of stock options	2,387	-	-	3	-	-	3
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,313,450	13	-	17,229	-	-	17,242
Unrealized comprehensive loss on investments	-	-	-	-	(136)	-	(136)
Stock-based compensation	-	-	-	7,369	-	-	7,369
Net loss	-	-	-	-	-	(54,402)	(54,402)
Balance at June 30, 2022	65,837,894	$658	$-	$977,099	$(765)	$(589,296)	$387,696

The accompanying notes are an integral part of these consolidated financial statements.

Index
Rocket Pharmaceuticals, Inc.
Consolidated Statements of  Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(124,036)	$(97,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,327	1,798
Amortization of finance lease right of use asset	1,077	1,070
Write down of property and equipment, net	-	177
Stock-based compensation	19,160	13,639
Amortization of premium and accretion of discount on investments, net	(4,831)	977
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,698	(1,084)
Accounts payable and accrued expenses	(4,477)	2,548
Operating lease liabilities	102	(64)
Finance lease liability	74	90
Other liabilities	(523)	(29)
Net cash used in operating activities	(108,429)	(78,262)
Investing activities:
Purchases of investments	(168,930)	(143,023)
Proceeds from maturities of investments	170,585	163,669
Payments made to acquire right of use asset	(36)	-
Purchases of property and equipment	(7,134)	(4,852)
Net cash (used in) provided by investing activities	(5,515)	15,794
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	1,296	79
Exercise of warrants	7	-
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	17,222	17,243
Net cash provided by financing activities	18,525	17,322
Net change in cash, cash equivalents and restricted cash	(95,419)	(45,146)
Cash, cash equivalents and restricted cash at beginning of period	141,857	234,037
Cash, cash equivalents and restricted cash at end of period	$46,438	$188,891

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$1,265	$405
Unrealized loss on investments	$(365)	$(604)

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $837.8 million as of June 30, 2023. As of June 30, 2023, the Company had $307.0 million of cash, cash equivalents and investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first half of 2025.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. Through June 30, 2023, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”), including 0.9 million shares for net proceeds of $17.2 million during the six months ended June 30, 2023.

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

Index
3.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (“2022 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months June 30, 2023. The financial data and other information disclosed in these consolidated notes related to the three and six months June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2022 Form 10-K with most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Commitments and Contingencies” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$45,076	$140,517
Restricted cash	1,362	1,340
	$46,438	$141,857

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

Index
Investments

Investments consist of U.S. Treasury Securities, Commercial Paper and Corporate and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s consolidated statement of operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2023 and 2022, there were no unrealized losses that were credit related. For the three and six months ended June 30, 2023, there were net unrealized losses on investments of $0.6 million and $0.4 million, respectively. For the three and six months ended June 30, 2022 there were net unrealized losses on investments of $0.1 million and $0.6 million, respectively.

Intangible Assets

Intangible assets related to in process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets.

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

Income Taxes

In May 2022, the Company received a notice from the New York City Department of Finance regarding an audit of the  NYC Biotechnology Credit for the tax periods ended December 31, 2018 through December 31, 2020, which was cleared as of June 30, 2023.

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

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of
	June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$17,173	$-	$-	$17,173
Corporate Bonds	-	3,480	-	3,480
United States Treasury securities	3,620	-	-	3,620
	20,793	3,480	-	24,273

Investments:
Commercial Paper	-	5,002	-	5,002
United States Treasury securities	188,971	-	-	188,971
Corporate Bonds	-	58,040	-	58,040
Agency Bonds	-	9,951	-	9,951
	188,971	72,993	-	261,964

Total assets	$209,764	$76,473	$-	$286,237

Liabilities:
Warrant liability	$-	$-	$1,012	$1,012
Total liabilities	$-	$-	$1,012	$1,012

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$90,527	$-	$-	$90,527
Commercial Paper	-	3,899	-	3,899
United States Treasury Securities	3,848	-	-	3,848
Corporate Bonds	-	8,618	-	8,618
	94,375	12,517	-	106,892

Investments:
Commercial Paper	-	1,151	-	1,151
United States Treasury securities	189,444	-	-	189,444
Corporate Bonds	-	60,905	-	60,905
Agency Bonds	-	7,653	-	7,653
	189,444	69,709	-	259,153

Total assets	$283,819	$82,226	$-	$366,045

Liabilities:
Warrant liability	$-	$-	$1,512	$1,512
Total liabilities	$-	$-	$1,512	$1,512

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

The reconciliation of the Company’s warrant liability, which is recorded as part of Other Liabilities in the consolidated balance sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2022	$1,512
Fair value adjustments	(500)
Balance, June 30, 2023	$1,012

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

The fair value of the warrant liability has been estimated with the following assumptions:

	June 30, 2023	December 31, 2022
Stock price	$19.87	$18.39
Exercise price	$65.23	$65.23
Expected volatility	67.91%	71.25%
Risk-free interest rate	4.97%	4.14%
Expected dividend yield	-	-
Expected life (years)	1.82	2.39
Fair value per warrant	$1.64	$2.45

5.	Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Laboratory equipment	$24,723	$21,905
Machinery and equipment	11,714	11,326
Computer equipment	244	244
Furniture and fixtures	2,535	2,135
Leasehold improvements	3,289	589
Internal use software	1,903	1,903
	44,408	38,102
Less: accumulated depreciation and amortization	(11,422)	(9,093)
	$32,986	$29,009

Index
During the three and six months ended June 30, 2023  the Company recognized $1.2 million and $2.3 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2022 the Company recognized $1.0 million and $1.8 million of depreciation and amortization expense, respectively.

6.	Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consists of an acquired IPR&D asset and a mice colony model received from the acquisition of Renovacor.

Intangible assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Mice colony model	574	-	574
Total intangible assets	$25,724	$-	$25,724

The gross carrying value of intangible assets was due to the acquisition of Renovacor (see Note 14 “Renovacor Acquisition”).

The carrying value of Goodwill was $39.2 million as of June 30, 2023 and included $8.3 million as a result of the acquisition of Renovacor (see Note 14 “Renovacor Acquisition”).

7.	Accounts Payable and Accrued Expenses

As of June 30, 2023 and December 31, 2022, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Research and development	$20,329	$19,100
Employee compensation	6,013	10,006
Property and equipment	1,265	2,095
Professional fees	2,034	1,436
Acquisition related expenses	-	1,153
Government grant payable	597	597
Other	1,115	2,273
	$31,353	$36,660

8.	Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through June 30, 2023, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the six months ended June 30, 2023, the Company sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million.

Index
9.	Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.96%	2.32%
Expected term (in years)	5.84	5.79
Expected volatility	73.42%	73.26%
Expected dividend yield	-	-
Exercise price	$20.20	$15.93
Fair value of common stock	$20.20	$15.93

The following table summarizes stock option activity for the six months ended June 30, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2022	13,138,870	$14.52	5.46	$118,767
Granted	2,142,111	20.36	6.73
Exercised	(136,517)	9.50		1,334
Cancelled or forfeited	(269,314)	32.45
Outstanding as of June 30, 2023	14,875,150	$15.08	5.67	$120,465

Options vested and exercisable as of June 30, 2023	11,205,612	$12.91	4.51	$116,486
Options unvested as of June 30, 2023	3,669,538	$21.71	9.23	$3,979

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $13.46 and $10.32, respectively.

The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $19.9 million and $20.8 million, respectively.

Restricted Stock Units (“RSU”)

 The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2022	992,874	$16.49
Granted	887,637	19.91
Vested(1)	(187,297)	16.63
Forfeited	(38,455)	18.33
Unvested as of June 30, 2023	1,654,759	$18.27

(1) Common stock issued is net of 104 shares related to taxes.

Index
Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$7,455	$6,677	$14,440	$12,638
Restricted stock units	2,790	692	4,720	1,001
Total stock-based compensation expense	$10,245	$7,369	$19,160	$13,639

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$4,638	$2,889	$8,457	$5,207
General and administrative	5,607	4,480	10,703	8,432
Total stock-based compensation expense	$10,245	$7,369	$19,160	$13,639

As of June 30, 2023, the Company had an aggregate of $70.5 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.45 years.

10.	Warrants

A summary of the warrants outstanding as of June 30, 2023 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
Total	2,588,123

The following table below is a summary of changes in warrants to purchase common stock for the six months ended June 30, 2023:

	Number of
	Warrant Shares
	Outstanding and	Exercise Price
	Exercisable	per Share
Balance as of December 31, 2022	2,721,267
Granted	-	$-
Exercised	(126,093)	0.06
Expired	(7,051)	$24.42
Balance as of June 30, 2023	2,588,123

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

Index
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

11.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(65,701)	$(54,402)	$(124,036)	$(97,384)
Denominator:
Weighted-average common shares outstanding - basic and diluted	80,472,362	65,476,531	79,965,755	64,995,797
Net loss per share attributable to common stockholders - basic and diluted	$(0.82)	$(0.83)	$(1.55)	$(1.50)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Warrants exercisable for common shares	2,588,123	1,218,038
Restricted stock units convertible for common shares	1,654,759	527,304
Options to purchase common shares	14,875,150	12,526,751
	19,118,032	14,272,093

12.	Commitments and Contingencies

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected in deposits in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Index
Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.9 million. On March 26, 2021, the Company entered into Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires August 29, 2024.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

On January 4, 2018, in connection with the  Reverse Merger with Inotek, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term which ended on February 28, 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2023 and 2022, respectively. Rental income is netted against rent expense in the consolidated statements of operations. A security deposit of $0.2 million was returned to the Company in April 2023 and is reflected in cash and cash equivalent balance as of June 30, 2023.

On November 15, 2022, the Company entered into a lease agreement with a lease term until October 31, 2024, for laboratory space in Madrid, Spain. The lease commenced on April 1, 2023 and the Company recognized a right-of-use asset and corresponding lease liability of approximately $0.2 million, respectively.

On December 1, 2022, in connection with the Renovacor acquisition (see Note 14 “Renovacor Acquisition”), the Company acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.25 and 1.3 years, respectively. As of June 30, 2023, lease commencement dates have occurred for all leases and the Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company intends to sublease both premises through the remainder of their lease terms.

Operating lease cost was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Operating lease cost was $0.2 million and $0.4 million for the for three and six months ended June 30, 2022, respectively.

Rent expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. Rent expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of each of June 30, 2023 and December 31, 2022 was $0.8 million.

Six Months Ended
Lease cost	June 30, 2023
Operating lease cost	$742
Finance lease cost
Amortization of right of use assets	1,077
Interest on lease liabilities	936
Total lease cost	$2,755

The following table summarizes the future lease payments of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of June 30, 2023:

Fiscal Year Ending December 31,	June 30, 2023
2023 (six months)	643
2024	903
2025	538
2026	545
2027	506
Thereafter	2,941
Total lease payments	$6,076
Less: interest	(1,769)
Total operating lease liabilities	$4,307

Index
Fiscal Year Ending December 31,	June 30, 2023
2023 (six months)	874
2024	1,791
2025	1,856
2026	1,912
2027	1,969
Thereafter	43,031
Total lease payments	$51,433
Less: interest	(30,354)
Total finance lease liability	$21,079

Leases	June 30, 2023
Operating right-of-use assets	$4,345

Operating current lease liabilities	1,233
Operating noncurrent lease liabilities	3,074
Total operating lease liabilities	$4,307

Finance right-of-use assets	$45,594

Finance current lease liability	1,760
Finance noncurrent lease liability	19,319
Total finance lease liability	$21,079

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$582
Cash flows from finance lease	$862
Weighted-average remaining lease term - operating leases	7.9 years
Weighted-average remaining lease term - finance lease	21.2 years
Weighted-average discount rate - operating leases	8.25%
Weighted-average discount rate - finance lease	8.96%

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

The total consideration for the acquisition of Renovacor of $72.3 million consisted of the following:

	Shares	Value	Total
Stock consideration	3,391,976	$18.39	$62,378
Cash consideration(1)	-		29
Stock options	367,852		2,163
Time-vesting RSUs	28,798		512
Assumed warrants(2)	1,503,229		7,183
Total consideration	5,291,855		$72,265

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

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. Through June 30, 2023, the Company has received $5.9 million in total RP-L201 grants from CIRM. No additional milestones were achieved as of and for the six months ended June 30, 2023.

16.	Related Party Transactions

In October 2020, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. In exchange for the services provided under the agreement, the Company granted 10,000 restricted stock units which vest over a three-year period.

17.	401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2023, was $0.3 million and $0.6 million, respectively. The Company’s matching contribution for the three and six months ended June 30, 2022, was $0.3 million and $0.5 million, respectively.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 28, 2023 with the SEC (the “2022 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the 2022 Form 10-K and in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2022 Form 10-K. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Rocket Pharmaceuticals, Inc.

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program produced data read outs in 2022 and regulatory filings in the United States (“U.S.”) and Europe (“EU”) are anticipated in 2023. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., we also have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 1 trial. Additionally, we have an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program, also referred to as Pegasus, received FDA clearance on an IND and we are in the process of initiating a Phase 1 study. As a result of our acquisition of Renovacor, Inc. (“Renovacor”), we are now able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

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

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through June 30, 2023, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the six months ended June 30, 2023, we sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million.

Renovacor Acquisition

On September 19, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which we acquired Renovacor (the “Renovacor Acquisition”). The Renovacor Acquisition closed on December 1, 2022. Subject to the terms and conditions of the Merger Agreement, each share of Renovacor’s common stock, par value $0.0001 per share outstanding immediately prior to the effective time of the Renovacor Acquisition was canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) fully paid and non-assessable shares of our common stock, which was determined on the basis of an exchange formula set forth in the Merger Agreement. We issued a total of 3,391,976 shares of common stock in connection with the Renovacor Acquisition and incurred approximately $1.3 million of acquisition related costs.

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

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

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

In May 2023 we presented previously disclosed results from the Phase I study of RP-A501 at the ASGCT 26th Annual Meeting, As of the most recent date extraction, all six patients that remain in follow-up continued to show signs of improvement or stabilization.

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

Anticipated Milestones

On February 7, 2023, we announced that RP-A501 received RMAT designation from the FDA, and on May 31, 2023, we received PRIME designation from the EMA. We are very encouraged by the highly collaborative ongoing dialogue with the FDA for RP-A501 in DD and are prepared to initiate the global study pending agreement with the Agency on the key components of the proposed study design.

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

In May 2023 we presented preclinical efficacy date for RP-A601 at the American Society of Gene and Cell Therapy 26th Annual meeting. Nonclinical studies conducted by the Sponsor, RP-A601 have demonstrated efficacy in altering the natural history of PKP2-driven ACM. 100% of PKP2 cKO animals treated with the study drug exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement / fibrosis of the myocardium, preserved left ventricular function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month.

Anticipated Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. On May 9, 2023, we announced FDA clearance of the IND and on June 8, 2023 we announced receipt of FDA Fast Track and Orphan Drug Designations. We are in the process of initiating the Phase 1 study.

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

Index
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

Anticipated Milestones

We are in the process of evaluating the optimal development pathway for this program and plan to submit an IND for BAG3-DCM in 2024.

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

In May 2023 we presented updated clinical data for RP-L102 at the ASGCT 26th Annual Meeting. As of the data cut-off (April 17, 2023), RP-L102 conferred sustained genetic correction in eight of 12 evaluable patients and comprehensive phenotypic correction in seven of 12 evaluable patients with ≥12 months of follow up as demonstrated by increased resistance to mitomycin-C (MMC) in bone marrow (BM)-derived colony forming cells and hematologic stabilization. The safety profile of RP-L102 continues to be highly favorable with no signs of bone marrow dysplasia, clonal dominance or insertional mutagenesis related to RP-L102. Polyclonal integration patterns have been observed in each of the seven patients with phenotypic, genetic, and hematologic evidence of engraftment. Pivotal trial enrollment and treatment have been completed.

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

In May 2023 at the ASGCT 26th annual meeting, we presented updated top-line data at 12 to 24 months of follow-up for all nine patients showing 100% overall survival at 12 months post-infusion. All patients continue to demonstrate evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities, and the safety profile of RP-L201 remains highly favorable with follow-up of 12-36 months. No evidence of replication-competent lentivirus has been observed. Insertion site analyses indicate highly polyclonal integration patterns across the entire cohort.

Anticipated Milestones

BLA filing submitted to FDA for RP-L201 with approval expected in the second half of 2024.

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

In May 2023, we presented positive updated clinical data at the ASGCT 26th Annual Meeting (data cut-off May 3, 2023), which included up to 30 months of follow-up from the two treated adult patients and early clinical data from the first pediatric patient treated with RP-L301. Robust and sustained efficacy was observed in both adult patients at up to 30 months post-infusion evidenced by normalized hemoglobin (from baseline pre-treatment levels in the 7.0-7.5 g/dL range), improved hemolysis parameters, and red blood cell transfusion independence. Furthermore, both adult patients reported improved quality of life with documented improvements via formal quality of life assessments. The safety profile continues to appear highly favorable, with no RP-L301-related serious adverse events in either of the adult patients. Insertion site analyses in peripheral blood and bone marrow in both adult patients through 24 months post-RP-L301 demonstrated highly polyclonal patterns and there has been no evidence of insertional mutagenesis. Early results from the first pediatric patient show preliminary safety and efficacy in the adult cohort. The first pediatric patient infusion of RP-L301 was well tolerated, with engraftment achieved at day +15, hospital discharge less than one month following infusion, no RP-L301related serious adverse events and early signs of efficacy. There were no red blood cell transfusion requirements following engraftment. Both adult and pediatric enrollment is completed in the Phase 1 study.

Anticipated Milestones

Enrollment in the PKD adult and pediatric cohort is completed in the Phase 1 study. On May 23, 2023, we announced receipt of FDA RMAT designation for PR-L301 based on the robust efficacy observed in the Phase 1 treated patients. In July 2023 we received PRIME designation from EMA. Initiation of the phase 2 pivotal trial is anticipated in the fourth quarter of 2023.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2023, we raised net cash proceeds of approximately $852.8 million from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and six months June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,993	$9,568	$13,396	$15,942
Leukocyte Adhesion Deficiency (LV) RP-L201	7,299	7,044	13,140	10,095
Fanconi Anemia (LV) RP-L102	6,740	4,557	13,288	9,087
Pyruvate Kinase Deficiency (LV) RP-L301	1,288	632	1,587	1,486
Infantile Malignant Osteopetrosis (LV) RP-L401(1)	-	-	-	190
Other product candidates	5,021	3,776	8,460	7,030
Total direct expenses	27,341	25,577	49,871	43,830
Unallocated Expenses
Employee compensation	$11,687	$6,964	$22,897	$12,511
Stock based compensation expense	4,638	2,889	8,457	5,207
Depreciation and amortization expense	1,183	1,060	2,320	1,887
Laboratory and related expenses	4,137	1,291	9,239	2,518
Professional Fees	933	629	1,918	1,190
Other expenses	1,464	2,946	3,052	5,007
Total other research and development expenses	24,042	15,779	47,883	28,320
Total research and development expense	$51,383	$41,356	$97,754	$72,150

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

Index
Interest Expense

Interest expense for the three and six months ended June 30, 2023 and 2022 related to our financing lease obligation for the Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended June 30, 2023, compared to those disclosed in our 2022 Form 10-K.

Index
Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$51,383	$41,356	$10,027
General and administrative	17,374	12,854	4,520
Total operating expenses	68,757	54,210	14,547
Loss from operations	(68,757)	(54,210)	(14,547)
Interest expense	(468)	(465)	(3)
Interest and other income, net	846	669	177
Accretion of discount and amortization of premium on investments - net	2,678	(396)	3,074
Total other income (expense), net	3,056	(192)	3,248
Net loss	$(65,701)	$(54,402)	$(11,299)

Research and Development Expenses

R&D expenses increased $10.0 million to $51.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in R&D expenses was primarily driven by increases in costs for compensation and benefits of $5.7 million due to increased R&D headcount, clinical trial costs of $2.7 million, non-cash stock compensation expense of $1.7 million.

General and Administrative Expenses

G&A expenses increased $4.5 million to $17.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $1.3 million, compensation and benefits of $0.8 million due to increased G&A headcount and non-cash stock compensation expense of $1.1 million.

Other Income (Expense), Net

Other income increased $3.2 million to $3.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in other income was primarily driven by an increase in accretion of discount and amortization of premium on investments, net, of $3.1 million and an increase in interest and other income, net, of $0.2 million. The increase in interest and other income, net, of $0.2 million was primarily due to increased interest rates of $0.3 million and partially offset by an increased fair value of warrant liability of $0.2 million.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$97,754	$72,150	$25,604
General and administrative	33,197	24,624	8,573
Total operating expenses	130,951	96,774	34,177
Loss from operations	(130,951)	(96,774)	(34,177)
Interest expense	(936)	(928)	(8)
Interest and other income, net	2,754	1,291	1,463
Accretion of discount and amortization of premium on investments - net	5,097	(973)	6,070
Total other income (expense), net	6,915	(610)	7,525
Net loss	$(124,036)	$(97,384)	$(26,652)

Research and Development Expenses

R&D expenses increased $25.6 million to $97.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in R&D expenses was primarily driven by increases in costs for compensation and benefits of $12.3 million due to increased R&D headcount, clinical trial costs of $3.4 million, non-cash stock compensation expense of $3.2 million, increases in manufacturing and development costs of $1.6 million, direct materials of $1.4 million, and laboratory supplies of $1.4 million.

Index
General and Administrative Expenses

G&A expenses increased $8.6 million to $33.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $2.4 million, compensation and benefits of $1.6 million due to increased G&A headcount and non-cash stock compensation expense of $2.3 million.

Other Income (Expense), Net

Other income increased $7.5 million to $6.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in other income was primarily driven by an increase in accretion of discount and amortization of premium on investments, net, of $6.1 million and interest and other income, net, of $1.5 million. The increase in interest and other income, net, of $1.5 million was due to increased interest rates of $1.1 million and reduced fair value of warrant liability of $0.5 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $124.0 million for the six months ended June 30, 2023, and $221.9 million for the year ended December 31, 2022. We have experienced negative cash flows from operations and as of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $837.8 million and $713.8 million, respectively. As of June 30, 2023, we had $307.0 million of cash, cash equivalents and investments. We expect such resources will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have funded our operations primarily through the sale of equity.

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

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(108,429)	$(78,262)
Net cash (used in) provided by investing activities	(5,515)	15,794
Net cash provided by financing activities	18,525	17,322
Net decrease in cash, cash equivalents and restricted cash	$(95,419)	$(45,146)

Index
Operating Activities

During the six months ended June 30, 2023, operating activities used $108.4 million of cash and cash equivalents, primarily resulting from our net loss of $124.0 million offset by net non-cash charges of $17.7 million, including non-cash stock-based compensation expense of $19.2 million, depreciation and amortization expense of $3.4 million, partially offset by accretion of discount on investments of $4.8 million. Changes in our operating assets and liabilities for the six months ended June 30, 2023 included a decrease in accounts payable and accrued expenses of $4.5 million, a decrease in our prepaid expenses of $2.7 million, and a decrease in other liabilities of $0.5 million.

During the six months ended June 30, 2022, operating activities used $78.3 million of cash, primarily resulting from our net loss of $97.4 million offset by net non-cash charges of $17.7 million, including non-cash stock-based compensation expense of $13.6 million, amortization of premium on investments of $1.0, and depreciation and amortization expense of $2.8 million. Changes in our operating assets and liabilities for the six months ended June 30, 2022, included an increase in accounts payable and accrued expenses of $2.5 million and an increase in our prepaid expenses of $1.1 million.

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $5.5 million, primarily resulting from proceeds of $170.6 million from the maturities of investments, offset by purchases of investments of $168.9 million, and purchases of property and equipment of $7.1 million.

During the six months ended June 30, 2022, net cash provided by investing activities was $15.8 million, primarily resulting from proceeds of $163.7 million from the maturities of investments, offset by purchases of investments of $143.0 million, and purchases of property and equipment of $4.9 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $18.5 million, consisting primarily of  proceeds of $17.2 million from the sale of shares through our at-the-market facility and $1.3 million from the exercise of stock options.

During the six months ended June 30, 2022, net cash provided by financing activities was $17.3 million, consisting primarily of proceeds of $17.2 million from the issuance the common stock in connection with the at-the-market offering program.

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Note 12 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, commercial paper and corporate and agency bonds, which as of June 30, 2023, were classified as available-for-sale. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Index
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and interim principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1
Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2
Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3
Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4
Certificate of Amendment (Declassify Board of Directors) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5
Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1*	Severance and Change in Control Policy, effective as of February 14, 2023.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith.

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

ROCKET PHARMACEUTICALS, INC.

August 9, 2023	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2023	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)