Form 10-Q
period 2023-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2023-11-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

As of November 3, 2023, there were 90,158,895 shares of common stock, $0.01 par value per share, outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the U.S. Food and Drug Administration (“FDA”);
•
the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;
•
our competitors’ activities, including decisions as to the timing of competing product launches, pricing, and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval, or further development of any of our product candidates;
•
our ability to develop, acquire and advance product candidates into, enroll a sufficient number of patients into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;
•
our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•
our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•
our ability to obtain additional funding to conduct our planned research and development efforts;
•
our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
the development of our direct manufacturing capabilities for our AAV programs;
•
our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•
our ability to obtain and enforce patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
our estimates regarding our capital requirements; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,657	$140,517
Investments	211,514	215,877
Prepaid expenses and other current assets	9,694	7,666
Total current assets	446,865	364,060
Property and equipment, net	36,534	29,009
Goodwill	39,154	39,154
Intangible assets	25,150	25,724
Restricted cash	1,372	1,340
Deposits	542	608
Investments	-	43,276
Operating lease right-of-use assets	4,089	1,972
Finance lease right-of-use asset	45,056	46,664
Total assets	$598,762	$551,807
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$30,624	$36,660
Operating lease liabilities, current	1,079	773
Finance lease liability, current	1,773	1,736
Total current liabilities	33,476	39,169
Operating lease liabilities, non-current	2,990	1,088
Finance lease liability, non-current	19,341	19,269
Other liabilities	1,869	2,595
Total liabilities	57,676	62,121
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated as Series A; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated as Series B; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 90,146,602 and 79,123,312 shares issued and 90,146,602 and 79,120,741 shares outstanding at September 30, 2023 and December 31, 2022, respectively	901	791
Treasury stock, at cost, 0 common shares at September 30, 2023 and 2,571 common shares at December 31, 2022	-	(47)
Additional paid-in capital	1,440,403	1,203,074
Accumulated other comprehensive loss	(508)	(357)
Accumulated deficit	(899,710)	(713,775)
Total stockholders' equity	541,086	489,686
Total liabilities and stockholders' equity	$598,762	$551,807

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	46,844	43,383	144,598	115,533
General and administrative	18,585	15,105	51,782	39,728
Total operating expenses	65,429	58,488	196,380	155,261
Loss from operations	(65,429)	(58,488)	(196,380)	(155,261)
Interest expense	(469)	(465)	(1,405)	(1,395)
Interest and other income, net	1,720	1,353	4,474	2,644
Accretion of discount and amortization of premium on investments, net	2,279	(156)	7,376	(1,128)
Net loss	$(61,899)	$(57,756)	$(185,935)	$(155,140)
Net loss per share - basic and diluted	$(0.75)	$(0.87)	$(2.30)	$(2.37)
Weighted-average common shares outstanding - basic and diluted	82,636,120	66,215,535	80,865,658	65,406,844

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(61,899)	$(57,756)	$(185,935)	$(155,140)
Other comprehensive loss:
Net unrealized gain (loss) on investments	216	169	(151)	(435)
Total comprehensive loss	$(61,683)	$(57,587)	$(186,086)	$(155,575)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

($ in thousands except share amounts)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686
Issuance of common stock pursuant to exercise of stock options	88,429	1	-	1,113	-	-	1,114
Issuance of common stock pursuant to vesting of restricted stock units	126,060	1	-	(1)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	267	-	267
Stock-based compensation	-	-	-	8,915	-	-	8,915
Net loss	-	-	-	-	-	(58,335)	(58,335)
Balance at March 31, 2023	80,412,194	804	(47)	1,230,319	(90)	(772,110)	458,876
Issuance of common stock pursuant to exercise of stock options	48,088	-	-	182	-	-	182
Issuance of common stock pursuant to vesting of restricted stock units	61,133	1	-	(1)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(632)	-	(632)
Stock-based compensation	-	-	-	10,245	-	-	10,245
Net loss	-	-	-	-	-	(65,701)	(65,701)
Balance at June 30, 2023	80,521,415	805	(47)	1,240,745	(722)	(837,811)	402,970
Issuance of common stock, net of issuance costs	9,453,418	94	-	188,790	-	-	188,884
Issuance of common stock pursuant to exercise of stock options	56,811	1	-	544	-	-	545
Issuance of common stock pursuant to vesting of restricted stock units	114,958	1	-	(1)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	-	214	-	214
Sale of treasury stock	-	-	47	9	-	-	56
Stock-based compensation	-	-	-	10,316	-	-	10,316
Net loss	-	-	-	-	-	(61,899)	(61,899)
Balance at September 30, 2023	90,146,602	$901	$-	$1,440,403	$(508)	$(899,710)	$541,086

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

($ in thousands except share amounts)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock pursuant to exercise of stock options	6,000	-	-	76	-	-	76
Issuance of common stock pursuant to vesting of restricted stock units	10,168	-	-	-	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(468)	-	(468)
Stock-based compensation	-	-	-	6,270	-	-	6,270
Net loss	-	-	-	-	-	(42,982)	(42,982)
Balance at March 31, 2022	64,522,057	645	-	952,498	(629)	(534,894)	417,620
Issuance of common stock pursuant to exercise of stock options	2,387	-	-	3	-	-	3
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,313,450	13	-	17,229	-	-	17,242
Unrealized comprehensive loss on investments	-	-	-	-	(136)	-	(136)
Stock-based compensation	-	-	-	7,369	-	-	7,369
Net loss	-	-	-	-	-	(54,402)	(54,402)
Balance at June 30, 2022	65,837,894	658	-	977,099	(765)	(589,296)	387,696
Issuance of common stock pursuant to exercise of stock options	22,437	-	-	229	-	-	229
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	1,978,472	20	-	29,278	-	-	29,298
Unrealized comprehensive gain on investments	-	-	-	-	169	-	169
Stock-based compensation	-	-	-	7,677	-	-	7,677
Net loss	-	-	-	-	-	(57,756)	(57,756)
Balance at September 30, 2022	67,838,803	$678	$-	$1,014,283	$(596)	$(647,052)	$367,313

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(185,935)	$(155,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,548	2,883
Amortization of finance lease right of use asset	1,615	1,605
Impairment of acquired intangible asset	574	-
Write down of property and equipment, net	291	177
Stock-based compensation	29,476	21,316
Amortization of premium and accretion of discount on investments, net	(7,076)	1,132
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,962)	(1,278)
Accounts payable and accrued expenses	(5,611)	7,189
Operating lease liabilities	120	(96)
Finance lease liability	109	134
Other liabilities	(726)	(43)
Net cash used in operating activities	(165,577)	(122,121)
Investing activities:
Purchases of investments	(182,418)	(177,460)
Proceeds from maturities of investments	236,982	222,074
Payments made to acquire right of use asset	(36)	-
Purchases of property and equipment	(11,789)	(5,355)
Net cash provided by investing activities	42,739	39,259
Financing activities:
Issuance of common stock, net of issuance costs	188,884	-
Issuance of common stock, pursuant to exercise of stock options	1,841	308
Issuance of common stock, pursuant to sale of treasury stock	56	-
Issuance of common stock, pursuant to the at-the-market offering program, net of issuance costs	17,222	46,540
Issuance of common stock, pursuant to exercise of warrants	7	-
Net cash provided by financing activities	208,010	46,848
Net change in cash, cash equivalents and restricted cash	85,172	(36,014)
Cash, cash equivalents and restricted cash at beginning of period	141,857	234,037
Cash, cash equivalents and restricted cash at end of period	$227,029	$198,023

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$1,670	$1,747
Operating lease liabilities	2,813	-
Unrealized loss on investments	$(151)	$(435)

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. (“Rocket” or the “Company”) is a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program produced data read outs in 2022. In September 2023, the FDA accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. Treatment in the FA Phase 2 studies were completed in 2023 with regulatory filings in the United States (“U.S.”) and Europe (“EU”) for FA anticipated in 2024. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., the Company also has a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 2 trial. Additionally, the Company has an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program, also referred to as Pegasus, received FDA clearance of an Investigational New Drug (“IND”) application and we have initiated a Phase 1 study. As a result of the Company’s acquisition of Renovacor Inc. (“Renovacor”) (see Note 15 “Renovacor Acquisition”), the Company is able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company has global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $899.7 million as of September 30, 2023. As of September 30, 2023, the Company had $437.2 million of cash, cash equivalents and investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through 2025.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. On September 12, 2023, the Company and Cowen entered into an amendment (the “Amended Sales Agreement”) pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through September 30, 2023, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”), including 0.9 million shares for net proceeds of $17.2 million during the nine months ended September 30, 2023.

On September 15, 2023, the Company completed a public offering of approximately 9.5 million shares of our common stock at a public offering price of $16.00 per share and pre-funded warrants to purchase 3.1 million shares of common stock at a price of $15.99 per warrant. The gross proceeds to Rocket from the public offering were approximately $201.3 million, net of approximately $12.4 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the offering of approximately $188.9 million.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (“2022 Form 10-K”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2022 Form 10-K with most significant policies also being listed here.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of research and development (“R&D”) expenses, and the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$225,657	$140,517
Restricted cash	1,372	1,340
Total cash, cash equivalents and restricted cash	$227,029	$141,857

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities, Corporate and Agency Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Investments

Investments consist of U.S. Treasury Securities, Corporate and Agency Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s consolidated statement of operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2023 and 2022, there were no unrealized losses that were credit related. For the three and nine months ended September 30, 2023, there was $0.2 million of net unrealized gains on investments and $0.2 million of net unrealized losses on investments, respectively. For the three and nine months ended September 30, 2022 there was $0.2 million of net unrealized gains on investments and $0.4 million of net unrealized losses on investments, respectively.

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

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and/or ASC Topic 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s consolidated statement of operations.

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

Income Taxes

In May 2022, the Company received a notice from the New York City Department of Finance regarding an audit of the NYC Biotechnology Credit for the tax periods ended December 31, 2018 through December 31, 2020, which was cleared as of September 30, 2023.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company or which had a significant effect on the consolidated financial statements.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$41,363	$-	$-	$41,363
	41,363	-	-	41,363

Investments:
United States Treasury securities	154,023	-	-	154,023
Corporate Bonds	-	50,441	-	50,441
Agency Bonds	-	7,050	-	7,050
	154,023	57,491	-	211,514

Total assets	$195,386	$57,491	$-	$252,877

Liabilities:
Warrant liability	$-	$-	$808	$808
Total liabilities	$-	$-	$808	$808

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$90,527	$-	$-	$90,527
Commercial Paper	-	3,899	-	3,899
United States Treasury Securities	3,848	-	-	3,848
Corporate Bonds	-	8,618	-	8,618
	94,375	12,517	-	106,892

Investments:
Commercial Paper	-	1,151	-	1,151
United States Treasury securities	189,444	-	-	189,444
Corporate Bonds	-	60,905	-	60,905
Agency Bonds	-	7,653	-	7,653
	189,444	69,709	-	259,153

Total assets	$283,819	$82,226	$-	$366,045

Liabilities:
Warrant liability	$-	$-	$1,512	$1,512
Total liabilities	$-	$-	$1,512	$1,512

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

The reconciliation of the Company’s warrant liability, which is recorded as part of other liabilities in the consolidated balance sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2022	$1,512
Fair value adjustments	(704)
Balance, September 30, 2023	$808

The Company utilizes a Black-Scholes model to value the warrant liability (see Note 10 “Warrants”) at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its common stock based on historical volatility of the Company and of a peer group, considering the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The fair value of the warrant liability has been estimated with the following assumptions:

	September 30, 2023	December 31, 2022
Stock price	$20.49	$18.39
Exercise price	$65.23	$65.23
Expected volatility	67.08%	71.25%
Risk-free interest rate	5.22%	4.14%
Expected dividend yield	-	-
Expected life (years)	1.56	2.39
Fair value per warrant	$1.31	$2.45

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Laboratory equipment	$25,926	$21,905
Machinery and equipment	12,095	11,326
Computer equipment	244	244
Furniture and fixtures	2,753	2,135
Leasehold improvements	6,255	589
Internal use software	1,903	1,903
	49,176	38,102
Less: accumulated depreciation and amortization	(12,642)	(9,093)
Total property, plant and equipment, net	$36,534	$29,009

During the three and nine months ended September 30, 2023 the Company recognized $1.2 million and $3.5 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2022 the Company recognized $1.1 million and $2.9 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consist of an acquired IPR&D asset and a mice colony model received in the acquisition of Renovacor. Intangible assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

September 30, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Total intangible assets	$25,150	$-	$25,150

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Mice colony model	574	-	574
Total intangible assets	$25,724	$-	$25,724

The gross carrying value of intangible assets is due to the acquisition of Renovacor (see Note 15 “Renovacor Acquisition”). The decrease in gross carrying value of intangibles at September 30, 2023 compared to December 31, 2022 was due to an impairment charge related to a reduction in the estimated fair value of the mice colony model to reflect the limited benefit of the model.

The carrying value of Goodwill as of September 30, 2023 and December 31, 2022 was $39.2 million and included $8.3 million as a result of the acquisition of Renovacor (see Note 15 “Renovacor Acquisition”).

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Research and development	$14,700	$19,100
Employee compensation	8,359	10,006
Property and equipment	1,670	2,095
Professional fees	4,042	1,436
Acquisition related expenses	-	1,153
Government grant payable	-	597
Other	1,853	2,273
Total accounts payable and accrued expenses	$30,624	$36,660

8.
Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through September 30, 2023, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the nine months ended September 30, 2023, the Company sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million. On September 12, 2023, the Company and Cowen entered into the Amended Sales Agreement pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million.

Public Offering

On September 15, 2023, the Company completed a public offering of approximately 9.5 million shares of its common stock at a public offering price of $16.00 per share and pre-funded warrants to purchase 3.1 million shares of common stock at a price of $15.99 per warrant. The gross proceeds to Rocket from the public offering were approximately $201.3 million, net of $12.4 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the offering of $188.9 million.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.98%	2.40%
Expected term (in years)	5.84	5.82
Expected volatility	73.35%	73.21%
Expected dividend yield	0.00%	0.00%
Exercise price	$20.15	$15.79
Fair value of common stock	$20.15	$15.79

The following table summarizes stock option activity for the nine months ended September 30, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2022	13,138,870	$14.52	5.46	$118,767
Granted	2,275,212	20.15	6.46
Exercised	(193,328)	9.52		2,013
Cancelled or forfeited	(331,085)	32.26
Outstanding as of September 30, 2023	14,889,669	$15.05	5.43	$127,116

Options vested and exercisable as of September 30, 2023	11,434,192	$13.24	4.33	$122,157
Options unvested as of September 30, 2023	3,455,477	$21.03	9.08	$4,959

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $13.32 and $15.79, respectively.

The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $26.9 million and $26.9 million, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2022	992,874	$16.49
Granted	976,015	19.63
Vested (1)	(302,271)	16.29
Forfeited	(60,514)	18.24
Unvested as of September 30, 2023	1,606,104	$18.37

(1) Common stock issued is net of 120 shares related to taxes.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$7,482	$6,694	$21,922	$19,332
Restricted stock units	2,834	983	7,554	1,984
Total stock-based compensation expense	$10,316	$7,677	$29,476	$21,316

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,673	$3,040	$13,130	$8,247
General and administrative	5,643	4,637	16,346	13,069
Total stock-based compensation expense	$10,316	$7,677	$29,476	$21,316

As of September 30, 2023, the Company had an aggregate of $62.1 million of unrecognized stock-based compensation expense related to both stock options and RSU grants, which is expected to be recognized over a weighted average period of 2.01 years.

10.
Warrants

A summary of the warrants outstanding as of September 30, 2023 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
$0.01	3,126,955	September 15, 2023	N/A
Total	5,715,078

The following table is a summary of changes in warrants to purchase common stock for the nine months ended September 30, 2023:

	Number of Warrant Shares
	Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2022	2,721,267
Issued	3,126,955	$0.01
Exercised	(126,093)	0.06
Expired	(7,051)	$24.42
Balance as of September 30, 2023	5,715,078

Warrants Issued in Public Offering

On September 15, 2023, the Company completed a public offering that included pre-funded warrants to purchase 3,126,955 shares of common shares at a price of $0.01 per share (see Note 8 “Stockholders’ Equity” and Note 17 (“Related Party Transactions”).

Assumed Renovacor Public Warrants

In conjunction with the Renovacor acquisition (see Note 15 “Renovacor Acquisition”), Rocket assumed pre-acquisition public warrants (“Public Warrants”) that were converted into Rocket warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

The Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the Merger, the Public Warrants were recorded as a component of additional paid-in capital of $3.4 million.

Assumed Renovacor Private Warrants

In conjunction with the Renovacor acquisition (see Note 15 “Renovacor Acquisition”), Rocket assumed pre-acquisition private warrants (“Private Warrants”) that were converted into Rocket warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share.

The Company determined that the Private Warrants did not meet all of the criteria for equity classification. Accordingly, the Company classifies the Private Warrants as derivative liabilities in its consolidated balance sheets. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 4 “Fair Value of Financial Instruments” for discussion of fair value measurement of the warrant liability.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(61,899)	$(57,756)	$(185,935)	$(155,140)
Denominator:
Weighted-average common shares outstanding - basic and diluted	82,636,120	66,215,535	80,865,658	65,406,844
Net loss per share attributable to common stockholders - basic and diluted	$(0.75)	$(0.87)	$(2.30)	$(2.37)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Warrants exercisable for common shares	2,588,123	1,218,038
Restricted stock units convertible for common shares	1,606,104	895,869
Options to purchase common shares	14,889,669	12,730,994
	19,083,896	14,844,901

12.
Leases

The Company determines if an arrangement is a lease at inception. Operating and finance leases are presented in the Company’s consolidated balance sheet as right-of-use assets from leases, current lease liabilities and long-term lease liabilities. Certain of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments using an estimate of the Company’s collateralized borrowing rate for debt with a similar term. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the biotechnology industry. Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations). For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred.

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

On January 4, 2018, in connection with the Reverse Merger with Inotek, the Company assumed an operating lease for Inotek’s former headquarters in Lexington, Massachusetts, with a term which ended on February 28, 2023. In July 2018, the Company signed an agreement to sublease a portion of the Lexington, Massachusetts space and in September 2018, the Company signed an agreement to sublease the remaining portion of the Lexington, Massachusetts space. Rental income received under the sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2023 and 2022, respectively. Rental income is netted against rent expense in the consolidated statements of operations. A security deposit of $0.2 million was returned to the Company in April 2023.

On November 15, 2022, the Company entered into a lease agreement with a lease term until October 31, 2024, for laboratory space in Madrid, Spain. The lease commenced on April 1, 2023 and the Company recognized a right-of-use asset and corresponding lease liability of approximately $0.2 million each.

On December 1, 2022, in connection with the Renovacor acquisition (see Note 15 “Renovacor Acquisition”), the Company acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.25 and 1.3 years, respectively. As of September 30, 2023, lease commencement dates have occurred for all leases and the Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates, which include right-of-use assets of $2.7 million and lease liabilities of $2.6 million for leases that commenced in 2023. The Company intends to sublease both premises through the remainder of their lease terms.

Operating lease cost was $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. Operating lease cost was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

Rent expense was $0.7 million and $1.7 million for the three and nine months ended September 30, 2023, respectively. Rent expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of September 30, 2023 and December 31, 2022 was $0.8 million.

Lease cost	Nine Months Ended September 30,
Operating lease cost	$1,026
Finance lease cost:
Amortization of right of use assets	1,615
Interest on lease liabilities	1,405
Total lease cost	$4,046

The following table summarizes the future lease payments of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities as of September 30, 2023:

Fiscal Year Ending December 31,	September 30, 2023
2023 (three months)	$322
2024	903
2025	538
2026	545
2027	506
Thereafter	2,941
Total lease payments	$5,755
Less: interest	(1,686)
Total operating lease liabilities	$4,069

Fiscal Year Ending December 31,	September 30, 2023
2023 (three months)	$440
2024	1,791
2025	1,856
2026	1,912
2027	1,969
Thereafter	43,031
Total lease payments	$50,999
Less: interest	(29,885)
Total finance lease liability	$21,114

Leases	September 30, 2023
Operating right-of-use assets	$4,089

Operating current lease liabilities	$1,079
Operating noncurrent lease liabilities	2,990
Total operating lease liabilities	$4,069

Finance right-of-use assets	$45,056

Finance current lease liability	$1,773
Finance noncurrent lease liability	19,341
Total finance lease liability	$21,114

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$894
Cash flows from finance lease	$1,296
Weighted-average remaining lease term - operating leases	8.0 years
Weighted-average remaining lease term - finance lease	20.9 years
Weighted-average discount rate - operating leases	8.34%
Weighted-average discount rate - finance lease	8.96%

13.
Commitments and Contingencies

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

15.
Renovacor Acquisition

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovacor, a Delaware corporation pursuant to which, on December 1, 2022, the Company acquired Renovacor (the “Renovacor Acquisition”). On December 1, 2022, pursuant to the terms of the Merger Agreement, (i) Merger Sub I merged with and into the Company (the “First Merger”) and (ii) the Company, as the surviving company of the First Merger merged with and into Merger Sub II (the “Second Merger”), with Merger Sub II surviving the Second Merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the Renovacor Acquisition each share of Renovacor’s common stock outstanding immediately prior to the effective time of the First Merger were canceled and converted into the right to receive 0.1763 (the “Exchange Ratio”) of fully paid and non-assessable shares of the Company common stock, which was determined on the basis of the exchange formula set forth in the Merger Agreement that was subject to adjustment depending on the level of the Renovacor’s net cash at the closing. Prior to the market opening on December 1, 2022, Renovacor shares ceased to trade on NYSE and upon the closing of the acquisition, Renovacor’s outstanding common stock were converted into 3,391,976 shares of Rocket common stock.

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

16.
CIRM Grants

LAD-1 CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant will help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles (“UCLA”) Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. Through September 30, 2023, the Company has received $5.9 million in total RP-L201 grants from CIRM. No additional milestones were achieved during the three and nine months ended September 30, 2023.

17.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company did not incur any expense for the three and nine months ended September 30, 2023, relating to services provided under this agreement.

In September 2023, in connection with the Company’s public offering, the Company sold approximately 3.1 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW Investments, LP, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

18.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2023, was $0.4 million and $1.1 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2022, was $0.2 million and $0.7 million, respectively.

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

We are a clinical-stage, multi-platform biotechnology company focused on the development of first, only and best-in-class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector (“LV”) programs. These include programs for Fanconi Anemia (“FA”), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells, Leukocyte Adhesion Deficiency-I (“LAD-I”), a genetic disorder that causes the immune system to malfunction, and Pyruvate Kinase Deficiency (“PKD”), a rare red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia. Of these, both the Phase 2 FA program and the Phase 1/2 LAD-I program produced data read outs in 2022. In September 2023, the FDA accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. Treatment in the FA Phase 2 studies were completed in 2023 with regulatory filings in the United States (“U.S.”) and Europe (“EU”) for FA anticipated in 2024. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. In the U.S., we also have a clinical stage in vivo adeno-associated virus (“AAV”) program for Danon disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The Danon program is currently in an ongoing Phase 2 trial. Additionally, we have an AAV vector program targeting Plakophilin-2 Arrhythmogenic Cardiomyopathy (“PKP2-ACM”), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program, also referred to as Pegasus, received FDA clearance of an Investigational New Drug (“IND”) application and we have initiated a Phase 1 study. As a result of our acquisition of Renovacor, Inc. (“Renovacor”), we are now able to utilize recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3 Dilated Cardiomyopathy (“DCM”), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. Through September 30, 2023, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. During the nine months ended September 30, 2023, we sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commission of $0.6 million for net proceeds of $17.2 million. On September 12, 2023, the Company and Cowen entered into an amendment pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million.

Public Offering

On September 15, 2023, we completed a public offering of approximately 9.5 million shares of our common stock at a public offering price of $16.00 per share and pre-funded warrants to purchase 3.1 million shares of common stock at a price of $15.99 per warrant (the”September 2023 Public Offering”). The gross proceeds to Rocket from the September 2023 Public Offering were approximately $201.3 million, net of $12.4 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the offering of $188.9 million.

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

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

Cardiovascular Programs

Danon Disease

Danon disease (“DD”) is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2 (“LAMP-2”), a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure (“CHF”) are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short-and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for DD, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

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

We currently have one AAV program targeting DD, RP-A501. We have treated seven patients in the RP-A501 Phase 1 clinical trial, which enrolled adult/older adolescent and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies (gc)/kilogram (kg)) in adult/older adolescent patients aged 15 or greater (n=3), a second cohort evaluating a higher dose (1.1e14 gc/kg) in adult/older adolescent patients aged 15 or greater (n=2), and a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2).

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

In September 2022, we presented interim data for the ongoing Phase 1 trial of RP-A501 at the Heart Failure Society of America (“HFSA”) meeting, including updated safety and initial efficacy parameters for the pediatric cohort and longer-term efficacy parameters for the low and high dose adult/older adolescent cohort (patients aged 15 and older; n=5) (data cut-off September 27, 2022). This data was also presented in November 2022 at the 75th American Heart Association (“AHA”) Annual Meeting. During these presentations we provided incremental safety updates across cohorts. As previously outlined, RP-A501 was generally well tolerated at the 6.7e13 gc/kg dose level and no unexpected and serious drug product-related adverse events or severe adverse events were observed in both adult/older adolescent and pediatric low dose cohorts. All observed adverse effects at both doses were reversible and no lasting sequelae were observed with follow-up of 2-3 years from treatment for the adult/older adolescent cohort and 6-11 months for the pediatric cohort. Any early transaminase and creatinine kinase elevations returned to baseline or decreased, and any transient exacerbation of DD-associated skeletal myopathy resolved upon discontinuation of corticosteroid therapy. The updated safety data presented at HFSA in September 2022 and at AHA in November 2022 reconfirmed that RP-A501 was generally well tolerated at the low dose with a manageable safety profile across pediatric and adult/older adolescent cohorts.

In the pediatric cohort, an improvement in NYHA Class (from Class II to I) was reported in both patients after 6 and 9 months of follow-up post-RP-A501. In the adult/older adolescent cohorts, improvement in NYHA Class (from II to I) was observed in three patients (two low-dose and one high-dose) who had closely monitored immunomodulation and stabilization of NYHA Class was observed in one low-dose adult patient without a closely monitored immunomodulatory regimen. Substantial improvements (reductions) in BNP, a key marker of heart failure, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 50% of baseline values. Improvements (reductions) in hsTnI, a key marker of myocardial injury, were observed in both pediatric patients at 6 and 9 months of follow-up, with levels at these assessments less than 20% of baseline values. In the adult/older adolescent cohorts, reductions in hsTnI were observed in three low-dose patients and one high-dose patient, with reductions greater than 50% of baseline levels identified in these four patients on at least one assessment, and reductions sustained through 24-36 months of follow-up. Reductions in BNP of at least 25% below baseline values were identified in three low-dose patients and one high-dose patient on at least one assessment. In two of the adult/older adolescent patients, BNP levels were modestly above baseline at the most recent assessment; however baseline BNP levels were either within normal limits or mildly elevated for these two patients. In adult/older adolescent cohort patients with closely monitored immunomodulation (two low-dose and one high-dose) left ventricular posterior wall thickness improved (approximately 15-25% decrease compared to pretreatment baseline) and reductions in left ventricular mass were identified in four patients, including the patient in the low-dose cohort for whom immunomodulation was not closely monitored. Severe and progressive wall thickening is a hallmark of the hypertrophic cardiomyopathy of Danon disease and is a major contributor to early mortality in male patients. Evidence of sustained cardiac LAMP2B gene expression by immunohistochemistry with qualitative improvement of vacuoles and cardiac tissue architecture on standard H&E and electron microscopy was observed at both dose levels in four of five patients in the adult/older adolescent cohorts and both patients in the pediatric cohort. Sustained cardiac LAMP2B gene expression by immunohistochemistry was observed in all three adult/older adolescent patients with a closely monitored immunomodulatory regimen through 24 months of follow- up. Importantly, genetic correction (as evidenced by myocardial vector copy numbers (“VCNs”) and LAMP2 protein expression were accompanied by reductions in the relative area of autophagic vacuoles relative to overall myocardial area, with decreases in this ratio of at least 20% relative to baseline identified in four adult/older adolescent cohort patients (three of whom had reductions of at least 50%). Substantial reductions (>50% baseline) in vacuolar area were also identified in the one pediatric cohort patient for whom this parameter was evaluable at 6 months post-therapy. In addition to the improvements identified in NYHA Class, improvements in quality of life (“QOL”) as reported via the KCCQ were noted in three of the adult/older adolescent patients who had closely monitored immunomodulation, and both of the pediatric cohort patients; KCCQ score at baseline was 50 for the initial pediatric patient and was 93 at the most recent 9 month assessment; KCCQ score at baseline was 52 for the second pediatric patient and was 81 at a preliminary 3 month assessment.

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

Darker Green = improved; Lighter Green = minimal change (stabilization)

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

On September 12, 2023, the Company announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for Danon disease. Danon disease is a uniformly fatal inherited cardiomyopathy that leads to mortality in the majority of male patients at age ~20 and females at age ~40, and for which there are no approved curative or disease-modifying therapies. The disease affects an estimated 15,000 to 30,000 patients in the U.S. and Europe. The global, single-arm, multi-center Phase 2 pivotal trial will evaluate the efficacy and safety of RP-A501 in 12 patients with Danon disease, including a pediatric safety run-in (n=2), with a natural history comparator and a dose level of 6.7 x 1013 GC/kg.

•
To support accelerated approval, the study will assess the efficacy of RP-A501 as measured by the biomarker-based co-primary endpoint consisting of improvements in LAMP2 protein expression (≥ Grade 1, as measured by immunohistochemistry), and reductions in left ventricular mass.
•
Key secondary endpoint is change in troponin. Additional secondary endpoints will include natriuretic peptide, Kansas City Cardiomyopathy Questionnaire, New York Heart Association class, event free survival to 24 months and treatment emergent safety events. These endpoints could support full approval with longer-term follow-up.
•
A global natural history study will serve as an external comparator and run concurrently to the Phase 2 pivotal trial.
•
In-house manufacturing has been completed with sufficient high-quality drug product produced to fully supply the Phase 2 pivotal study. Potency assays have been developed and qualified in accordance with FDA guidance.

We have filed Clinical Trial Application (“CTA”) and Investigational Medicinal Product Dossier (“IMPD”) for RP-A501 with the European Medicines Agency (“EMA”) and Medical and Healthcare Products Regulatory Agency (“MHRA”). We are working towards initiation of Phase 2 pivotal trial activities in Europe and the UK.

Anticipated Milestones

On February 7, 2023, we announced that RP-A501 received regenerative medicine advanced therapy (“RMAT”) designation from the FDA, and on May 31, 2023, we received priority medicines (“PRIME”) designation from the EMA. On September 12, 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD and we have initiated the global study.

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

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease, and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an implantable cardiac defibrillator (“ICD”) for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death; ICDs furthermore do not prevent the progression to end-stage heart failure. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage heart failure are considered for cardiac transplantation which, while curative of underlying disease, is itself associated with significant morbidity and mortality. Hence there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the US and EU.

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

In May 2023 we presented preclinical efficacy data for RP-A601 at the American Society of Gene and Cell Therapy 26th Annual meeting. Nonclinical studies conducted by the Sponsor, RP-A601 have demonstrated efficacy in altering the natural history of PKP2-driven ACM. 100% of PKP2 cKO animals treated with the study drug exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement/fibrosis of the myocardium, preserved left ventricular function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month.

We have initiated a multi-center Phase 1 study for RP-A601. The multi-center Phase 1, dose escalation trial will evaluate the safety and preliminary efficacy of RP-A601 in at least six adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. The study will assess the impact of RP-A601 on PKP2 myocardial protein expression, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and sudden cardiac death. Patients in the dose-escalation trial will receive a single dose of RP-A601. The starting dose will be 8 x 1013 GC/kg.

Anticipated Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. On May 9, 2023, we announced FDA clearance of the IND. On June 8, 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations and we have initiated a Phase 1 study.

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

Currently, DCM patients with a BAG3 mutation are treated with the standard of care for heart failure, which include angiotensin converting enzyme inhibitors, angiotensin receptor blockers, neprilysin inhibitors, beta-adrenergic receptor antagonists, or beta-blockers, aldosterone antagonists and/or diuretics, along with certain lifestyle changes, and do not address the underlying cause of disease. Patients who meet specific parameters may also undergo placement of an implantable cardioverter defibrillator, a cardiac resynchronization device or a combination of the two. There is no current therapy directly targeting the underlying mechanism of BAG3 associated DCM, and patients diagnosed with BAG3 associated DCM appear to progress to end-stage heart failure and death more rapidly than patients with DCM not associated with BAG3 variants. For example, approximately 19% of patients with BAG3-DCM require mechanical cardiac support, heart transplant, or have heart failure related death at 12 months after diagnosis, nearly twice the rate of similarly staged non-BAG3-DCM patients.

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

Although improvements in allogeneic (donor-mediated) hematopoietic stem cell transplant (“HSCT”), currently the most frequently utilized therapy for FA, have resulted in hematologic correction of the disorder, HSCT is associated with both acute and long-term risks, including transplant-related mortality, graft failure, and graft versus host disease (“GVHD”), a sometimes fatal side effect of allogeneic transplant characterized by painful ulcers in the GI tract, liver toxicity and skin rashes, as well as increased risk of subsequent cancers. Our gene therapy program in FA is designed to enable a minimally toxic hematologic correction using a patient’s own stem cells early in the disease course and administered without conditioning. We believe that the development of a broadly applicable autologous gene therapy can be transformative for these patients.

Each of our hematology programs utilize third-generation, self-inactivating LV to correct defects in patients’ HSCs, which are the cells found in bone marrow that are capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, which is when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells resulting in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow, which frequently results in the development of bone marrow failure, acute myeloid leukemia (“AML”) and myeloid dysplastic syndrome (“MDS”), types of blood cancers. FA patients also typically present with congenital defects. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex-vivo LV-based program targeting FA, RP-L102. RP-L102 is our lead LV-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (“CIEMAT”), which is a leading research institute in Madrid, Spain. Our Phase 2 registrational enabling clinical trials treating FA patients with RP-L102 at the Center for Definitive and Curative Medicine at Stanford University School of Medicine (“Stanford”), Great Ormond Street Hospital (“GOSH”) in London and Hospital Infantil de Nino Jesus (“HNJ”) in Spain completed treatment. The trial has treated a total of 12 patients from the U.S. and EU. Two additional patients were treated in the US Phase 1 study at Stanford such that a total of 14 patients have received RP-L102 on Rocket-sponsored clinical trials. Patients receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

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

Anticipated Milestones

Product filings for RP-L102 anticipated in the first half of 2024 in the U.S. and Europe. Rocket is finalizing the CMC package with the FDA.

Leukocyte Adhesion Deficiency-I (LAD-I)

LAD-I is a rare autosomal recessive disorder of white blood cell adhesion and migration, resulting from mutations in the ITGB2 gene encoding for the Beta-2 Integrin component, CD18. Deficiencies in CD18 result in an impaired ability for neutrophils (a subset of infection-fighting white blood cells) to leave blood vessels and enter tissues where these cells are needed to combat infections. As is the case with many rare diseases, accurate estimates of incidence are difficult to confirm; however, several hundred cases have been reported to date. Most LAD-I patients are believed to have the severe form of the disease. Severe LAD-I is notable for recurrent, life-threatening infections and substantial infant mortality in patients who do not receive an allogeneic HSCT. Mortality for severe LAD-I has been reported as 60 to 75% by age two in the absence of allogeneic HCST.

We currently have one ex-vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ and GOSH are serving as the lead clinical sites in Spain and London, respectively. This study has received a $6.6 million CLIN2 grant award from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of gene therapy for LAD-I.

The open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 has treated nine severe LAD-I patients to assess the safety and tolerability of RP-L201. The first patient was treated at UCLA with RP-L201 in the third quarter of 2019. Enrollment is now complete in both the Phase 1 and 2 portions of the study; nine patients have received RP-L201 at 3 investigative centers in the U.S. and Europe.

In May 2022, we presented updated data at ASGCT’s 25th Annual Meeting. The presentation included efficacy and safety interim data at three to 24 months of follow-up after infusion for all nine treated patients and overall survival data, including survival data for the seven patients with at least 12 months of follow-up after infusion as of the March 9, 2022 cut-off date. All patients, aged three months to nine years, demonstrated sustained CD18 restoration and expression on more than 10% of neutrophils (range: 20%-87%, median: 56%). At one year, the overall survival without allogeneic hematopoietic stem cell transplantation across the cohort is 100% based on the Kaplan-Meier estimate. As of the data cut-off, all nine patients are alive and clinically stable. All patients demonstrated a statistically significant reduction in the rate of all-cause hospitalizations and severe infections, relative to pre- treatment. Evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities has been shown along with sustained phenotypic correction. The tolerability profile of RP-L201 has been highly favorable in all patients with no RP-L201-related adverse events. Adverse events related to other study procedures, including busulfan conditioning, have been previously disclosed and consistent with the tolerability profiles of those agents and procedures.

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

Anticipated Milestones

BLA filing for RP-L201 has been accepted by the FDA with priority review and a Prescription Drug User Fee Act (“PDUFA”) date of March 31, 2024.

Pyruvate Kinase Deficiency (PKD)

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R (“PKLR”) gene encoding for a component of the red blood cell (“RBC”) glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which RBCs do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong RBC transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the RBC transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the PKLR gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed. Market research indicates the application of gene therapy to broader populations could increase the market opportunity from approximately 250 to 500 patients per year.

We currently have one ex-vivo LV-based program targeting PKD, RP-L301. RP-L301 is a clinical stage program that we in-licensed from CIEMAT.

This global Phase 1 open-label, single-arm, clinical trial is designed to enroll four to five adult and pediatric PKD patients in the U.S. and Europe and is intended to assess the safety, tolerability, and preliminary activity of RP-L301. Stanford serves as the lead site in the U.S. for adult and pediatric patients, HNJ serves as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz serves as the lead site in Europe for adult patients. Four patients have been treated in the Phase 1 trial, including 2 adults and 2 pediatric patients (age 8-17); following safety evaluation in the adult cohort, the pediatric cohort was enrolled.

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

In May 2023, we presented positive updated clinical data at the ASGCT 26th Annual Meeting (data cut-off May 3, 2023), which included up to 30 months of follow-up from the two treated adult patients and early clinical data from the first pediatric patient treated with RP-L301. Robust and sustained efficacy was observed in both adult patients at up to 30 months post-infusion evidenced by normalized hemoglobin (from baseline pre-treatment levels in the 7.0-7.5 g/dL range), improved hemolysis parameters, and red blood cell transfusion independence. Furthermore, both adult patients reported improved quality of life with documented improvements via formal quality of life assessments. The safety profile continues to appear highly favorable, with no RP-L301-related serious adverse events in either of the adult patients. Insertion site analyses in peripheral blood and bone marrow in both adult patients through 24 months post-RP-L301 demonstrated highly polyclonal patterns and there has been no evidence of insertional mutagenesis. The first pediatric patient infusion of RP-L301 was well tolerated, with engraftment achieved at day +15, hospital discharge less than one month following infusion, no RP-L301 related serious adverse events and early signs of efficacy. There were no red blood cell transfusion requirements following engraftment. Both adult and pediatric enrollment is completed in the Phase 1 study.

In October 2023, we presented positive updated clinical data at the 30th Annual Congress at ESGCT (data cut-off October 9, 2023), including up to 36 months of follow-up in the adult cohort and more limited follow-up of 6 months in the pediatric cohort. Sustained efficacy has been demonstrated in adult cohort including hemoglobin normalization, transfusion independence, decreased hemolysis, and quality of life improvement; hemoglobin improvement relative to pre-treatment baseline has been observed in pediatric cohort. Safety profile remains favorable.

Anticipated Milestones

Earlier this year, we announced receipt of FDA RMAT and EMA PRIME designation for RP-L301 based on the robust efficacy observed in the Phase 1 treated patients.

We have reached agreement with FDA on study design of Phase 2 pivotal trial of RP-L301. Based on positive safety and efficacy data from the Phase 1 study, Rocket has aligned with the FDA on the pivotal study design to support accelerated approval and is initiating a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point Hgb improvement at 12 months.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2023, we raised net cash proceeds of approximately $1.0 billion from investors through both equity and convertible debt financing to fund operating activities.

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

Operating Expenses

Research and Development Expenses

Our R&D program expenses consist primarily of external costs incurred for the development of our product candidates. These expenses include:

•
expenses incurred under agreements with research institutions and consultants that conduct R&D activities including process development, preclinical, and clinical activities on our behalf;
•
costs related to process development, production of preclinical and clinical materials, including fees paid to contract manufacturers and manufacturing input costs for use in internal manufacturing processes;
•
consultants supporting process development and regulatory activities; and
•
costs related to in-licensing of rights to develop and commercialize our product candidate portfolio.

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

Our direct R&D expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third-party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct R&D expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal R&D organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•
salaries and personnel-related costs, including benefits, travel, and stock-based compensation, for our scientific personnel performing R&D activities;
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, and depreciation expense; and
•
laboratory supplies and equipment used for internal R&D activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct Expenses:
Danon Disease (AAV) RP-A501	$9,744	$8,058	$23,140	$24,001
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,177	3,709	6,205	9,268
Leukocyte Adhesion Deficiency (LVV) RP-L201	2,767	5,719	15,907	15,814
Fanconi Anemia (LVV) RP-L102	6,109	7,141	19,397	16,228
Pyruvate Kinase Deficiency (LVV) RP-L301	883	433	2,470	1,919
Infantile Malignant Osteopetrosis (LVV) RP-L401 (1)	-	91	-	280
Other product candidates	827	980	4,259	2,451
Total direct expenses	21,507	26,131	71,378	69,961
Unallocated Expenses:
Employee compensation	$12,085	$7,983	$34,982	$20,495
Stock based compensation expense	4,673	3,040	13,130	8,247
Depreciation and amortization expense	1,761	1,090	4,081	2,976
Laboratory and related expenses	4,497	3,033	13,736	3,940
Professional Fees	1,035	819	2,953	2,009
Other expenses	1,286	1,287	4,338	7,905
Total other research and development expenses	25,337	17,252	73,220	45,572
Total research and development expense	$46,844	$43,383	$144,598	$115,533

(1) Effective December 2021, a decision was made to no longer pursue Rocket-sponsored clinical evaluation of RP-L401; this program was returned to academic innovators. Costs to close out the study were incurred in 2022.

We cannot determine with certainty the duration and costs to complete current or future clinical studies of product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, and expense of ongoing as well as any clinical studies and other R&D activities that we undertake;
•
future clinical study results;
•
uncertainties in clinical study enrollment rates;
•
changing standards for regulatory approval; and
•
the timing and receipt of any regulatory approvals.

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•
the scope, progress, outcome and costs of our clinical trials and other R&D activities;
•
the efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care;
•
the market acceptance of our product candidates;
•
obtaining, maintaining, defending, and enforcing patent claims and other intellectual property rights;
•
significant and changing government regulation; and
•
the timing, receipt, and terms of any marketing approvals.

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

Interest Expense

Interest expense for the three and nine months ended September 30, 2023 and 2022 related to our financing lease obligation for the Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents, liability extinguishment and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended September 30, 2023, compared to those disclosed in our 2022 Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$46,844	$43,383	$3,461
General and administrative	18,585	15,105	3,480
Total operating expenses	65,429	58,488	6,941
Loss from operations	(65,429)	(58,488)	(6,941)
Interest expense	(469)	(465)	(4)
Interest and other income, net	1,720	1,353	367
Accretion of discount and amortization of premium on investments, net	2,279	(156)	2,435
Total other income, net	3,530	732	2,798
Net loss	$(61,899)	$(57,756)	$(4,143)

Research and Development Expenses

R&D expenses increased $3.5 million to $46.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in R&D expenses was primarily driven by increases in clinical trial costs of $7.4 million, compensation and benefit expenses of $4.5 million due to increased R&D headcount, license expenses of $2.2 million, and non-cash stock compensation expense of $1.6 million. Increases noted were offset by a decrease in manufacturing and development costs of $9.0 million and cost of direct material of $3.3 million.

General and Administrative Expenses

G&A expenses increased $3.5 million to $18.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses, which consists of commercial strategy, medical affairs, market development and pricing analysis of $2.5 million, non-cash stock compensation expense of $1.0 million, and legal expenses of $0.5 million, partially offset by reduction in acquisition related expenses of $1.3 million.

Other Income, Net

Other income increased $2.8 million to $3.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in other income was primarily driven by an increase in accretion of discount and amortization of premium on investments, net, of $2.4 million and an increase in interest and other income, net, of $0.4 million. The increase in interest and other income, net, of $0.4 million was primarily due to a liability extinguishment of $0.6 million, decreased fair value of warrant liability of $0.2 million, increased interest rates of $0.1 million, partially offset by an asset impairment of $0.3 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$144,598	$115,533	$29,065
General and administrative	51,782	39,728	12,054
Total operating expenses	196,380	155,261	41,119
Loss from operations	(196,380)	(155,261)	(41,119)
Interest expense	(1,405)	(1,395)	(10)
Interest and other income, net	4,474	2,644	1,830
Accretion of discount and amortization of premium on investments, net	7,376	(1,128)	8,504
Total other income, net	10,445	121	10,324
Net loss	$(185,935)	$(155,140)	$(30,795)

Research and Development Expenses

R&D expenses increased $29.1 million to $144.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in R&D expenses was primarily driven by increases in costs for compensation and benefits of $16.8 million due to increased R&D headcount, clinical trial costs of $10.8 million, non-cash stock compensation expense of $4.9 million, license expenses of $2.2 million, and laboratory supplies of $0.9 million. Increases noted were offset by decreases in manufacturing and development costs of $7.3 million and cost of direct material of $1.9 million.

General and Administrative Expenses

G&A expenses increased $12.1 million to $51.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $4.9 million, non-cash stock compensation expense of $3.3 million, compensation and benefits of $2.0 million due to increased G&A headcount, and legal expenses of $1.2 million.

Other Income, Net

Other income increased $10.3 million to $10.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in other income was primarily driven by an increase in accretion of discount and amortization of premium on investments, net, of $8.5 million and interest and other income, net, of $1.8 million. The increase in interest and other income, net, of $1.8 million was due to increased interest rates of $1.2 million and reduced fair value of warrant liability of $0.7 million, a liability extinguishment of $0.6 million, partially offset by an asset impairment of $0.3 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $185.9 million for the nine months ended September 30, 2023, and $221.9 million for the year ended December 31, 2022. We have experienced negative cash flows from operations and as of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $899.7 million and $713.8 million, respectively. As of September 30, 2023, we had $437.2 million of cash, cash equivalents and investments. We expect such resources will be sufficient to fund our operating expenses and capital expenditure requirements through 2025. We have funded our operations primarily through the sale of equity.

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

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(165,577)	$(122,121)
Net cash provided by investing activities	42,739	39,259
Net cash provided by financing activities	208,010	46,848
Net increase (decrease) in cash, cash equivalents and restricted cash	$85,172	$(36,014)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $165.6 million of cash and cash equivalents, primarily resulting from our net loss of $185.9 million offset by net non-cash charges of $28.4 million, including non-cash stock-based compensation expense of $29.5 million, depreciation and amortization expense of $5.2 million, partially offset by accretion of discount on investments of $7.1 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2023 included a decrease in accounts payable and accrued expenses of $5.6 million, an increase in our prepaid expenses of $2.0 million, and a decrease in other liabilities of $0.7 million.

During the nine months ended September 30, 2022, operating activities used $122.1 million of cash and cash equivalents, primarily resulting from our net loss of $155.1 million offset by net non-cash charges of $27.1 million, including non-cash stock-based compensation expense of $21.3 million, amortization of premium on investments of $1.1 million, and depreciation and amortization expense of $2.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2022, consisted of an increase in accounts payable and accrued expenses of $7.2 million and an increase in our prepaid expenses of $1.3 million.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $42.7 million, primarily resulting from proceeds of $237.0 million from the maturities of investments, offset by purchases of investments of $182.4 million, and purchases of property and equipment of $11.8 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $39.3 million, primarily resulting from proceeds of $222.1 million from the maturities of investments, offset by purchases of investments of $177.5 million, and purchases of property and equipment of $5.4 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $208.0 million, consisting primarily of proceeds related to the September 2023 Public Offering of $188.9 million, $17.2 million from the sale of shares through our at-the-market facility and $1.8 million from the exercise of stock options.

During the nine months ended September 30, 2022, net cash provided by financing activities was $46.8 million, consisting primarily of proceeds of $46.6 million from the sale of shares through our at-the-market facility.

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Note 13 of our unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, corporate and agency bonds, which as of September 30, 2023, were classified as available-for-sale. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and interim principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 15, 2023)
10.1

Amendment No. 1 to Sales Agreement, dated as of September 12, 2023, between Rocket Pharmaceutical Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2023)

10.2

Underwriting Agreement, dated September 12, 2023, among Rocket Pharmaceuticals, Inc. and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Leerink Partners LLC and Cowen and Company, LLC, as representative of the several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 15, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

ROCKET PHARMACEUTICALS, INC.

November 7, 2023	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2023	By:	/s/ John Militello
John Militello
VP of Finance, Senior Controller and Treasurer
(Interim Principal Financial Officer and Principal Accounting Officer)