Form 10-Q
period 2024-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2024-05-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

As of May 1, 2024, there were 90,782,211 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AAV	Adeno-associated virus
ACM	Arrhythmogenic cardiomyopathy
ASC	Accounting Standard Codification
ASGCT	American Society of Gene & Cell Therapy
BLA	Biologics License Application
BNP	Brain natriuretic peptide
cGMP	Current Good Manufacturing Practice
CIEMAT	Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas
CIRM	California Institute for Regenerative Medicine
DCM	Dilated Cardiomyopathy
DD	Danon Disease
DNA	Deoxyrubonucleic acid
EMA	European Medicines Agency
EU	European Union
Europe	EU
FA	Fanconi Anemia
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GOSH	Great Ormond Street Hospital
HNJ	Hospital Infantil de Nino Jesus
ICD	Implantable cardiac defibrillator
IND	Investigational New Drug application
IPR&D	In process research and development
KCCQ	Kansas City Cardiovascular Questionnaire
LAD-I	Leukocyte Adhesion Deficiency-I
LV	Lentiviral vector
MHRA	Medicines and Healthcare Products Regulatory Agency
NYHA	New York Heart Association
PKD	Pyruvate Kinase Deficiency
PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
PSU	Performance stock unit
R&D	Research and development
Renovacor	Renovacor, Inc. acquired by Rocket on December 1, 2022
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UCLA	University of California, Los Angeles

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our ability to meet our anticipated milestones for our various drug candidates with respect to the initiation and timing of clinical studies;
•
federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the FDA;
•
the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;
•
our competitors’ activities, including decisions as to the timing of competing product launches, pricing, and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval, or further development of any of our product candidates;
•
our ability to develop, acquire and advance product candidates into, enroll a sufficient number of patients into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;
•
our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•
our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•
our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
the development of our direct manufacturing capabilities for our AAV programs;
•
our ability to expand our pipeline to target additional indications that are compatible with our gene therapy technologies;
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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2023, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,276	$55,904
Investments	295,037	317,271
Prepaid expenses and other current assets	14,846	5,047
Total current assets	345,159	378,222
Property and equipment, net	39,337	39,172
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,362	1,372
Deposits	533	533
Investments	-	34,320
Operating lease right-of-use assets, net	4,768	3,901
Finance lease right-of-use asset, net	43,979	44,517
Total assets	$499,442	$566,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$30,085	$45,789
Operating lease liabilities, current	1,064	925
Finance lease liability, current	1,808	1,791
Total current liabilities	32,957	48,505
Operating lease liabilities, non-current	3,714	2,973
Finance lease liability, non-current	19,363	19,353
Other liabilities	1,906	2,936
Total liabilities	57,940	73,767
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized; 90,646,590 and 90,282,267 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	906	903
Additional paid-in capital	1,462,155	1,450,722
Accumulated other comprehensive income (loss)	(135)	319
Accumulated deficit	(1,021,424)	(959,370)
Total stockholders' equity	441,502	492,574
Total liabilities and stockholders' equity	$499,442	$566,341

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$-	$-

Operating expenses:
Research and development	45,227	46,371
General and administrative	22,148	15,823
Total operating expenses	67,375	62,194
Loss from operations	(67,375)	(62,194)
Interest expense	(471)	(468)
Interest and other income, net	3,029	1,908
Accretion of discount on investments, net	2,763	2,419
Net loss	$(62,054)	$(58,335)
Net loss per share - basic and diluted	$(0.66)	$(0.73)
Weighted-average common shares outstanding - basic and diluted	93,549,884	79,453,519

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(62,054)	$(58,335)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(454)	272
Total comprehensive loss	$(62,508)	$(58,063)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

($ in thousands except share amounts)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$-	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	-	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	$906	$-	$1,462,155	$(135)	$(1,021,424)	$441,502

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686
Issuance of common stock pursuant to exercise of stock options	88,429	1	-	1,113	-	-	1,114
Issuance of common stock pursuant to vesting of restricted stock units	126,060	1	-	(1)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	267	-	267
Stock-based compensation	-	-	-	8,915	-	-	8,915
Net loss	-	-	-	-	-	(58,335)	(58,335)
Balance at March 31, 2023	80,412,194	$804	$(47)	$1,230,319	$(90)	$(772,110)	$458,876

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(62,054)	$(58,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,716	1,135
Amortization of finance lease right of use asset	538	538
Stock-based compensation	10,252	8,915
Accretion of discount on investments, net	(2,754)	(2,343)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,151)	866
Accounts payable and accrued expenses	(2,413)	(7,750)
Operating lease liabilities and right of use assets, net	13	97
Finance lease liability	27	37
Other liabilities	(1,030)	(720)
Net cash used in operating activities	(56,856)	(57,560)
Investing activities:
Purchases of investments	(63,947)	(96,034)
Proceeds from maturities of investments	101,016	62,335
Payments made to acquire right of use asset	-	(7)
Purchases of property and equipment	(2,035)	(3,015)
Net cash provided by (used in) investing activities	35,034	(36,721)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	1,184	1,114
Issuance of common stock, pursuant to the at-the-market offering program, net of issuance costs	-	17,222
Issuance of common stock, pursuant to exercise of warrants	-	7
Net cash provided by financing activities	1,184	18,343
Net change in cash, cash equivalents and restricted cash	(20,638)	(75,938)
Cash, cash equivalents and restricted cash at beginning of period	57,276	141,857
Cash, cash equivalents and restricted cash at end of period	$36,638	$65,919

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$923	$1,794
Investment maturity receivables and purchase payables, ending balance	8,648	-
Operating lease liabilities	1,134	-
Unrealized (loss) gain on investments	$(454)	$267

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. is a fully integrated, late-stage biotechnology company focused on the development of first, only and best in class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector programs, which include programs for:

•
Fanconi Anemia, a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells;
•
Leukocyte Adhesion Deficiency-I, a genetic disorder that causes the immune system to malfunction; and
•
Pyruvate Kinase Deficiency, a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia.

In September 2023, the FDA accepted the Biologics License Application and granted priority review for RP-L201 for the treatment of severe LAD-I. Treatments in the FA Phase 2 studies were completed in 2023 with regulatory filings in the U.S. and EU for FA anticipated in 2024. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

In the U.S., the Company also has two clinical stage and one pre-clinical stage in vivo adeno-associated virus programs, which include programs for:

•
Danon Disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial.
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy, an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program received FDA clearance of an Investigational New Drug application and the Company has initiated a Phase 1 study.
•
BAG3 Dilated Cardiomyopathy, which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company utilizes recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3-DCM.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.02 billion as of March 31, 2024. As of March 31, 2024, the Company had $330.3 million of cash, cash equivalents and investments. Excluded from the $330.3 million of cash, cash equivalent and investments are receivables from maturity of securities that have yet to be received of $8.6 million recorded as part of prepaid expenses and other current assets. The net balance of cash, cash equivalents and investments when adjusting for this receivable would have been $338.9 million. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into 2026.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. On September 12, 2023, the Company and Cowen entered into an amendment (the “Amended Sales Agreement”) pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through March 31, 2024, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”). The Company did not sell any shares under the at-the-market offering program during the three months ended March 31, 2024.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2024 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2023 Form 10-K with most significant policies also being listed here.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of R&D expenses, and the valuation of equity transactions and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$35,276	$55,904
Restricted cash	1,362	1,372
Total cash, cash equivalents and restricted cash	$36,638	$57,276

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities and Corporate Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Investments

Investments consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to FASB ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statements of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three months ended March 31, 2024 and 2023, there were no unrealized losses that were credit related. For the three months ended March 31, 2024, there was $0.5 million of net unrealized loss on investments. For the three months ended March 31, 2023 there was $0.3 million of net unrealized gains on investments.

Intangible Assets

Intangible assets related to in process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

•
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•
Level 2 - Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 - Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and/or FASB ASC 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s Consolidated Statement of Operations.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options, RSUs and PSUs.

The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost of stock options and RSUs is recognized over the requisite service period of the awards on a straight-line basis with forfeitures recognized as they occur. The vesting condition for PSUs is performance based and the cost of PSUs is recognized when it is likely that the performance goals associated with the PSUs will be achieved and the awards will vest.

The Company classifies stock-based compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified.

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of March 31, 2024

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

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$17,107	$-	$-	$17,107
	17,107	-	-	17,107

Investments:
U.S. Treasury securities	-	273,846	-	273,846
Corporate Bonds	-	21,191	-	21,191
	-	295,037	-	295,037

Total assets	$17,107	$295,037	$-	$312,144

Liabilities:
Warrant liability	$-	$-	$765	$765
Total liabilities	$-	$-	$765	$765

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$50,737	$-	$-	$50,737
U.S. Treasury Securities	-	2,487	-	2,487
	50,737	2,487	-	53,224

Investments:
U.S. Treasury securities	-	312,696	-	312,696
Corporate Bonds	-	38,895	-	38,895
	-	351,591	-	351,591

Total assets	$50,737	$354,078	$-	$404,815

Liabilities:
Warrant liability	$-	$-	$1,876	$1,876
Total liabilities	$-	$-	$1,876	$1,876

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its U.S. Treasury Securities and Corporate Bonds as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The reconciliation of the Company’s warrant liability, which is recorded as part of other liabilities in the Consolidated Balance Sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2023	$1,876
Fair value adjustments	(1,111)
Balance, March 31, 2024	$765

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

The fair value of the warrant liability has been estimated with the following assumptions:

	March 31, 2024	December 31, 2023
Stock price	$26.94	$29.50
Exercise price	$65.23	$65.23
Expected volatility	63.34%	68.83%
Risk-free interest rate	5.04%	4.70%
Expected dividend yield	-	-
Expected life (years)	1.06	1.31
Fair value per warrant	$1.24	$3.04

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Laboratory equipment	$30,777	$29,232
Machinery and equipment	12,508	12,325
Computer equipment	244	244
Furniture and fixtures	2,777	2,777
Leasehold improvements	6,876	6,723
Internal use software	1,903	1,903
	55,085	53,204
Less: accumulated depreciation and amortization	(15,748)	(14,032)
Total property and equipment, net	$39,337	$39,172

During the three months ended March 31, 2024 and 2023, the Company recognized $1.7 million and $1.1 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consist of an acquired IPR&D asset received in the acquisition of Renovacor on December 1, 2022. Intangible assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

March 31, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Total intangible assets	$25,150	$-	$25,150

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
In process research & development	$25,150	$-	$25,150
Total intangible assets	$25,150	$-	$25,150

The carrying value of Goodwill as of March 31, 2024 and December 31, 2023 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Research and development	$15,216	$13,867
Investment payable	-	13,137
Employee compensation	4,192	9,930
Property and equipment	923	1,077
Professional fees	7,003	6,006
Other	2,751	1,772
Total accounts payable and accrued expenses	$30,085	$45,789

The $13.1 million investment payable at December 31, 2023 was related to investment purchases of available-for-sale securities in 2023 that settled in 2024.

8.
Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company has reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into the Amended Sales Agreement pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through March 31, 2024, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. The Company did not sell any shares under the at-the-market offering program during the three months ended March 31, 2024.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.16%	4.02%
Expected term (in years)	5.88	5.88
Expected volatility	73.62%	73.54%
Expected dividend yield	0.00%	0.00%
Exercise price	$29.46	$20.17
Fair value of common stock	$29.46	$20.17

The following table summarizes stock option activity for the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2023	14,863,996	$15.07	5.16	$250,602
Granted	1,174,939	29.46	9.88
Exercised	(73,745)	16.05		956
Cancelled or forfeited	(41,384)	18.18
Outstanding as of March 31, 2024	15,923,806	$16.12	5.24	$208,603

Options vested and exercisable as of March 31, 2024	12,351,611	$14.14	4.14	$190,665
Options unvested as of March 31, 2024	3,572,195	$22.94	9.04	$17,937

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024, and 2023 was $19.92 and $13.50, respectively.

The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $11.5 million and $11.4 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	1,490,357	$18.53
Granted	566,366	29.24
Vested	(290,578)	19.38
Forfeited	(25,400)	17.04
Unvested as of March 31, 2024	1,740,745	$21.89

Performance Stock Units

The following table summarizes the Company’s PSU activity for the three months ended March 31, 2024:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	-	$-
Granted	139,323	28.71
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2024	139,323	$28.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement and no time periods had expired on grant date and as of March 31, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$6,938	$6,985
Restricted stock units	3,314	1,930
Total stock-based compensation expense	$10,252	$8,915

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$4,637	$3,819
General and administrative	5,615	5,096
Total stock-based compensation expense	$10,252	$8,915

As of March 31, 2024, the Company had an aggregate of $85.3 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $81.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.98 years.

10.
Warrants

A summary of the warrants outstanding as of March 31, 2024 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
$0.01	3,126,955	September 15, 2023	N/A
Total	5,715,078

The following table is a summary of changes in warrants to purchase common stock for the three months ended March 31, 2024:

	Number of Warrant Shares
	Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2023	5,715,078
Issued	-	$-
Exercised	-	-
Expired	-	$-
Balance as of March 31, 2024	5,715,078

Warrants Issued in Public Offering

On September 15, 2023, the Company completed a public offering that included pre-funded warrants to purchase 3,126,955 shares of common shares at a price of $0.01 per share (see Note 8 “Stockholders’ Equity” and Note 17 “Related Party Transactions”).

Assumed Renovacor Public Warrants

In conjunction with the acquisition of Renovacor, Rocket assumed pre-acquisition public warrants (“Public Warrants”) that were converted into Rocket warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

The Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the acquisition, the Public Warrants were recorded as a component of additional paid-in capital of $3.4 million.

Assumed Renovacor Private Warrants

In conjunction with the acquisition of Renovacor, Rocket assumed pre-acquisition private warrants (“Private Warrants”) that were converted into Rocket warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share.

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(62,054)	$(58,335)
Denominator:
Weighted-average common shares outstanding - basic and diluted	93,549,884	79,453,519
Net loss per share attributable to common stockholders - basic and diluted	$(0.66)	$(0.73)

For the three months ended March 31, 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW as it was determined that these met the definition for equity classification as the holder is only required to pay $0.01 per share upon exercise of the pre-funded warrants.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Warrants exercisable for common shares	2,588,123	2,595,174
Restricted stock units	1,740,745	1,622,457
Performance stock units	139,323	-
Options to purchase common shares	15,923,806	14,651,390
Total potential shares excluded from diluted net loss per share	20,391,997	18,869,021

12.
Leases

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research, and development laboratories and 50,000 square feet dedicated to AAV cGMP manufacturing facilities to support the Company’s pipeline (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a 15-year term from September 1, 2019, with an option to renew for two consecutive five-year renewal terms.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Operating Leases

On June 7, 2018, the Company entered into a three-year lease agreement for office space in the Empire State Building in New York, NY (the “ESB Lease Agreement”). In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit (the “Empire LOC”) for $0.8 million. On March 26, 2021, the Company entered into Amendment No. 1 to the ESB Lease Agreement (“ESB Lease Amendment”) that extended the term of the lease agreement to June 30, 2024, reduced the rent payments going forward, and reduced the Empire LOC to $0.8 million. On March 29, 2024, the Company entered into Amendment No. 2 to the ESB Lease Agreement that extended the term of the lease agreement to July 31, 2027. The Empire LOC serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires September 30, 2027.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

On November 15, 2022, the Company entered into a lease agreement with a lease term until October 31, 2024, for laboratory space in Madrid, Spain. The lease commenced on April 1, 2023 and the Company recognized a right-of-use asset and corresponding lease liability of approximately $0.2 million each.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company signed an agreement to sublease one of these facilities in January 2024 and intends to sublease the other remaining facilities. Rental income received under the sublease agreement totaled $0.1 million for the three months ended March 31, 2024.

Rent expense under operating leases was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of March 31, 2024 and December 31, 2023 was $0.8 million.

Operating lease cost was $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes lease cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Lease cost	2024	2023
Operating lease cost	$369	$358
Finance lease cost:
Amortization of right of use assets	538	538
Interest on lease liabilities	471	468
Total lease cost	$1,378	$1,364

The following table summarizes the future lease payments of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	March 31, 2024
2024 (nine months)	$815
2025	1,001
2026	1,005
2027	759
2028	522
Thereafter	2,420
Total lease payments	$6,522
Less: interest	(1,744)
Total operating lease liabilities	$4,778

Fiscal Year Ending December 31,	March 31, 2024
2024 (nine months)	$1,348
2025	1,856
2026	1,911
2027	1,969
2028	2,028
Thereafter	41,003
Total lease payments	$50,115
Less: interest	(28,944)
Total finance lease liability	$21,171

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of March 31, 2024 and December 31, 2023:

Leases	March 31, 2024	December 31, 2023
Operating right-of-use assets	$4,768	$3,901

Operating current lease liabilities	$1,064	$925
Operating noncurrent lease liabilities	3,714	2,973
Total operating lease liabilities	$4,778	$3,898

Finance right-of-use assets	$43,979	$44,517

Finance current lease liability	$1,808	$1,791
Finance noncurrent lease liability	19,363	19,353
Total finance lease liability	$21,171	$21,144

	Three Months Ended March 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$333	$261
Cash flows from finance lease	$443	$431
Weighted-average remaining lease term - operating leases	7.1 years	8.2 years
Weighted-average remaining lease term - finance lease	20.4 years	21.4 years
Weighted-average discount rate - operating leases	8.82%	8.08%
Weighted-average discount rate - finance lease	8.96%	8.96%

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

14.
Agreements Related to Intellectual Property

The Company, directly and through its subsidiary Spacecraft Seven, LLC, has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols, or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in R&D activities has no alternative future uses.

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, the California Institute for Regenerative Medicine awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of March 31, 2024, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of $0.05 million on January 2, 2024 and no additional payments are available under the grant awards program as of March 31, 2024.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0.002 million for the three months ended March 31, 2024, relating to services provided under this agreement.

In September 2023, in connection with a public offering, the Company sold approximately 3.1 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW Investments, LP, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2024 and 2023, was $0.4 million and $0.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 27, 2024 with the SEC. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the 2023 Form 10-K and in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2023 Form 10-K.

We are a fully integrated, late-stage biotechnology company focused on the development of first, only and best in class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector programs, which include programs for:

•
Fanconi Anemia, a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells;
•
Leukocyte Adhesion Deficiency-I, a genetic disorder that causes the immune system to malfunction; and
•
Pyruvate Kinase Deficiency, a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia.

In September 2023, the FDA accepted the Biologics License Application and granted priority review for RP-L201 for the treatment of severe LAD-I. Treatments in the FA Phase 2 studies were completed in 2023 with regulatory filings in the U.S. and EU for FA anticipated in 2024. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

In the U.S., we also have two clinical stage and one pre-clinical stage in vivo adeno-associated virus programs, which include programs for:

•
Danon Disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial.
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy, an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death. This program received FDA clearance of an Investigational New Drug application and we have initiated a Phase 1 study.
•
BAG3 Dilated Cardiomyopathy, which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. Our program utilizes recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3-DCM.

We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We have reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into an amendment pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through March 31, 2024, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. We did not sell any shares under the at-the-market offering program during the three months ended March 31, 2024.

Gene Therapy Overview

Genes are composed of sequences of deoxyribonucleic acid, which provide the code for proteins that perform a broad range of physiologic functions in all living organisms. Although genes are passed on from generation to generation, genetic changes, also known as mutations, can occur in this process. These changes can result in the lack of production of proteins or the production of altered proteins with reduced or abnormal function, which can in turn result in disease.

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

The gene therapies can be delivered either (1) ex vivo (outside the body), in which case the patient’s cells are extracted and the vector is delivered to these cells in a controlled, safe laboratory setting, with the modified cells then being reinserted into the patient, or (2) in vivo (inside the body), in which case the vector is injected directly into the patient, either intravenously or directly into a specific tissue at a targeted site, with the aim of the vector delivering the transgene to the targeted cells.

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

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

Cardiovascular Programs

Danon Disease

DD is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2, a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of congestive heart failure are not believed to modify progression to end-stage congestive heart failure. Patients with end-stage congestive heart failure may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for DD, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

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

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (thrombotic microangiopathy) and in agreement with the FDA, we are focusing on the low dose (6.7e13 gc/kg) and we will no longer administer doses of 1.1e14 gc/kg or higher in this trial. Additional safety measures have been implemented and are reflected in the updated trial protocol. These measures include exclusion of patients with end-stage heart failure, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

We conducted a variety of efficacy assessments in the Phase I clinical study to measure the prospect of benefit for patients. These assessments included the following:

•
New York Heart Association Functional Classification is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Class III and IV are considered more severe or advanced heart failure.
•
Brain natriuretic peptide is a blood-based evaluation and a key marker of heart failure with prognostic significance in congestive heart failure and cardiomyopathies. Elevations in BNP are strongly associated with worsening heart failure and poor outcomes in cardiovascular disease.
•
High sensitivity troponin I is a blood-based evaluation and a key marker of cardiac injury, one that is (like BNP) frequently elevated in DD patients and has been shown to be markedly elevated in patients with advanced stage disease.
•
Echocardiographic measurements of heart thickness, most notably, left ventricular mass and maximal left ventricular wall thickness, indicate the degree of hypertrophy present in the heart.

•
Kansas City Cardiovascular Questionnaire is a validated, patient-reported outcomes assessment that measures a patients perception of their heart failure symptoms, impact of disease on physical and social function, and the impact of their heart failure on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ score of +/- 5 points are considered meaningful and have been shown to correlate with outcomes.
•
Histologic examination of endomyocardial biopsies via hematoxylin and eosin histology and electron microscopy is used to detect evidence of DD-associated tissue derangements, including the presence of autophagic vacuoles and disruption of myofibrillar architecture, each of which are characteristic of DD-related myocardial damage.
•
LAMP2 gene expression in endomyocardial biopsy samples is measured via both immunohistochemistry and Western blot and confirms the presence of LAMP2 protein in DD cardiac tissue following RP-A501 treatment.

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

Improvement or Stabilization Observed Across Key Biomarker, Echo Findings and Functional Measures in Phase 1 RP-A501 study

Darker Green = improved; Lighter Green = minimal change (stabilization).

Does not include Patient 1007 in Phase 1 trial who had advanced heart failure with ejection fraction < 40% at enrollment and received heart transplantation 5 months following treatment due to pre-existing advanced heart failure. Patient is currently stable. Data cut-off September 27, 2022.

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

In May 2023, we presented previously disclosed results from the Phase I study of RP-A501 at the ASGCT 26th Annual Meeting. As of the most recent data extraction, all six patients that remain in follow-up continued to show signs of improvement or stabilization.

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
•
Key secondary endpoint is change in troponin. Additional secondary endpoints will include natriuretic peptide, KCCQ, NYHA class, event free survival to 24 months and treatment emergent safety events. These endpoints could support full approval with longer-term follow-up.
•
A global natural history study will serve as an external comparator and run concurrently to the Phase 2 pivotal trial.
•
In-house manufacturing has been completed with sufficient high-quality drug product produced to fully supply the Phase 2 pivotal study. Potency assays have been developed and qualified in accordance with FDA guidance.

Phase 2 enrollment and treatment in the U.S. is ongoing. We have filed the Clinical Trial Application and Investigational Medicinal Product Dossier for RP-A501 with the relevant Member States through the EU Clinical Trial Information System and the Medical and Healthcare Products Regulatory Agency. In January 2024, we received CTIS approval and MHRA approval for these clinical trial applications. We are initiating Phase 2 pivotal trial activities in Europe and the UK.

Recently Achieved Milestones

On February 7, 2023, we announced that RP-A501 received regenerative medicine advanced therapy designation from the FDA, and on May 31, 2023, we received priority medicines designation from the EMA. On September 12, 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD and enrollment in the global study is ongoing.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Arrhythmogenic cardiomyopathy is an inheritable cardiac disorder that is characterized by a high propensity for arrhythmias and sudden death, a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, and fibrofatty replacement of the myocardium. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was termed arrhythmogenic right ventricular dysplasia/cardiomyopathy. However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. PKP2 is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of PKP2 in the myocardium. Mean presentation is at the age of 35, and patients have a very high lifetime risk of ventricular arrhythmias, structural ventricular abnormalities, and sudden cardiac death.

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease, and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an implantable cardiac defibrillator for primary or secondary prevention of ventricular arrhythmias and sudden cardiac death. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage heart failure. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage heart failure are considered for cardiac transplantation which, while curative of underlying disease, is itself associated with significant morbidity and mortality. Hence there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and EU.

We currently have one AAV program targeting PKP2-ACM, RP-A601, which is a recombinant AAVrh.74 vector expressing PKP2a. PKP2-ACM is typically caused by heterozygous pathogenic mutations in the PKP2 gene resulting in reduced PKP2 expression in the myocardium. A once-administered gene therapy that addresses the root cause of the disease (PKP2 deficiency) early in the disease course, could mitigate the early electrical remodeling and diminish the risk of life-threatening arrhythmias and sudden cardiac death associated with ACM, potentially impeding the development of irreversible cardiac structural changes. Prevention of syncopal episodes, life-threatening arrythmias, sudden cardiac death, ICD shocks and the resulting anxiety, discomfort and hospitalizations is anticipated to result in a vastly improved quality of life and survival benefit. Furthermore, such an approach could spare patients the need for lifelong adherence to multiple arrhythmia and heart failure drugs that are nonspecific for PKP2-ACM and are associated with their own side effects, enabling patients an opportunity to live without exercise restrictions and with diminished concern for arrhythmias, palpitations, ICD shocks and progression to end-stage heart failure.

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

Recently Achieved Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. On May 9, 2023, we announced FDA clearance of the IND, and on June 8, 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations. Enrollment in the U.S. Phase 1 study is ongoing.

BAG3 Dilated Cardiomyopathy

Dilated cardiomyopathy is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. A familial association of DCM can be identified in 20-50% of DCM patients, with up to 40% of familial patients having an identifiable genetic cause. Mutations in the BAG3 gene (BCL-2-associated athanogene 3) are among the more common pathogenic genetic variants observed in familial DCM and these variants are highly penetrant, with approximately 80% of individuals with disease-causing genetic variants in the BAG3 gene developing DCM at > 40 years of age. BAG3 protein is associated with a variety of cellular functions including cardiac contractility, protein quality control (as a co-chaperone), cardiomyocyte structural support and anti-apoptosis. BAG3 associated dilated cardiomyopathy (BAG3-DCM) leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. We estimate that the prevalence of BAG3-associated DCM in the U.S. to be as many as 30,000 individuals.

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

In December 2022 we completed our acquisition of Renovacor which provided Rocket with Renovacor’s recombinant AAV9-based gene therapy program designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3-DCM. Initial proof of concept for AAV9-BAG3 has been demonstrated in studies of BAG3-knockout mouse models, which show treated mice have improved ejection fraction versus untreated knockout mice and comparable ejection fraction to walk test controls at timepoints 4- and 6-weeks post injection.

Recently Achieved Milestones

We are in the process of evaluating the optimal development pathway for this program and plan to submit an IND for BAG3-DCM in 2024.

Hematology Programs

Fanconi Anemia Complementation Group A

FA, a rare and life-threatening DNA-repair disorder, generally arises from a mutation in a single FA gene. An estimated 60% to 70% of cases arise from mutations in the Fanconi-A gene, which is the focus of our program. FA results in bone marrow failure, developmental abnormalities, myeloid leukemia, and other malignancies, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life.

Although improvements in allogeneic (donor-mediated) hematopoietic stem cell transplant, currently the most frequently utilized therapy for FA, have resulted in frequent hematologic correction of the disorder, hematopoietic stem cell transplant is associated with both acute and long-term risks, including transplant-related mortality, graft failure, and graft versus host disease, a sometimes fatal side effect of allogeneic transplant characterized by painful ulcers in the GI tract, liver toxicity and skin rashes, as well as increased risk of subsequent cancers. Our gene therapy program in FA is designed to enable a minimally toxic hematologic correction using a patient’s own stem cells early in the disease course and administered without conditioning. We believe that the development of a broadly applicable autologous gene therapy can be transformative for these patients.

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

We currently have one ex vivo LV-based program targeting FA, RP-L102. RP-L102 is our lead LV-based program that we in-licensed from Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas, which is a leading research institute in Madrid, Spain. Our Phase 2 registrational enabling clinical trials treating FA patients with RP-L102 at the Center for Definitive and Curative Medicine at Stanford University School of Medicine, Great Ormond Street Hospital in London and Hospital Infantil de Nino Jesus in Spain completed treatment. The trial has treated a total of 12 patients from the U.S. and EU. Two additional patients were treated in the U.S. Phase 1 study at Stanford such that a total of 14 patients have received RP-L102 on Rocket-sponsored clinical trials. Patients receive a single intravenous infusion of RP-L102 that utilizes fresh cells and “Process B” which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

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

Anticipated Milestones

On April 2, 2024 we announced that the European Medicines Agency accepted our Marketing Authorization Application for RP-L102. We are finalizing the Chemistry, Manufacturing, and Controls package with the FDA and anticipate filing a BLA with the FDA in the first half of 2024.

Leukocyte Adhesion Deficiency-I

LAD-I is a rare autosomal recessive disorder of white blood cell adhesion and migration, resulting from mutations in the ITGB2 gene encoding for the Beta-2 Integrin component, CD18. Deficiencies in CD18 result in an impaired ability for neutrophils (a subset of infection-fighting white blood cells) to leave blood vessels and enter tissues where these cells are needed to combat infections. As is the case with many rare diseases, accurate estimates of incidence are difficult to confirm; however, several hundred cases across the spectrum of severity have been reported to date. Most LAD-I patients are believed to have the severe form of the disease. Severe LAD-I is notable for recurrent, life-threatening infections and substantial infant mortality in patients who do not receive an allogeneic hematopoietic stem cell transplant. Mortality for severe LAD-I has been reported as 60 to 75% by age two in the absence of allogeneic HCST.

We currently have one ex vivo program targeting LAD-I, RP-L201. RP-L201 is a clinical program that we in-licensed from CIEMAT. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research is serving as the lead U.S. clinical research center for the registrational clinical trial for LAD-I, and HNJ and GOSH are serving as the lead clinical sites in Spain and London, respectively. This study has received a $5.9 million CLIN2 grant award from the CIRM to support the clinical development of gene therapy for LAD-I.

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

Recently Achieved and Anticipated Milestones

A BLA filing for RP-L201 was accepted by the FDA with priority review in October of 2023 with an initial Prescription Drug User Fee Act date of March 31, 2024. On February 13, 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying Chemistry, Manufacturing, and Controls information submitted by Rocket in response to FDA information requests. The FDA has further confirmed that an advisory committee meeting is not needed.

Pyruvate Kinase Deficiency

Red blood cell PKD is a rare autosomal recessive disorder resulting from mutations in the pyruvate kinase L/R gene encoding for a component of the red blood cell glycolytic pathway. PKD is characterized by chronic non-spherocytic hemolytic anemia, a disorder in which red blood cells do not assume a normal spherical shape and are broken down, leading to decreased ability to carry oxygen to cells, with anemia severity that can range from mild (asymptomatic) to severe forms that may result in childhood mortality or a requirement for frequent, lifelong red blood cell transfusions. The pediatric population is the most commonly and severely affected subgroup of patients with PKD, and PKD often results in splenomegaly (abnormal enlargement of the spleen), jaundice and chronic iron overload which is likely the result of both chronic hemolysis and the red blood cell transfusions used to treat the disease. The variability in anemia severity is believed to arise in part from the large number of diverse mutations that may affect the pyruvate kinase L/R gene. Estimates of disease incidence have ranged between 3.2 and 51 cases per million in the white U.S. and EU population. Industry estimates suggest at least 2,500 cases in the U.S. and EU have already been diagnosed. Market research indicates the application of gene therapy to broader populations could increase the market opportunity from approximately 250 to 500 patients per year.

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

Recently Achieved Milestones

In early 2023, we announced receipt of FDA regenerative medicine advanced therapy designation and EMA priority medicines designation for RP-L301 based on the robust efficacy observed in the Phase 1 treated patients.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2024, we raised net cash proceeds of approximately $1.0 billion from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,821	$6,403
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,193	-
Leukocyte Adhesion Deficiency (LVV) RP-L201	5,135	5,841
Fanconi Anemia (LVV) RP-L102	3,520	6,548
Pyruvate Kinase Deficiency (LVV) RP-L301	2,784	299
Other product candidates	2,386	3,439
Total direct expenses	21,839	22,530
Unallocated Expenses:
Employee compensation	$13,617	$11,210
Stock based compensation expense	4,637	3,819
Depreciation and amortization expense	1,467	1,137
Laboratory and related expenses	1,034	5,102
Professional fees	1,148	985
Other expenses	1,485	1,588
Total other research and development expenses	23,388	23,841
Total research and development expense	$45,227	$46,371

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in commercial, executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to continue to increase for the foreseeable future due to anticipated increases in headcount to support the continued advancement of our product candidates and our progression to commercial operations. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2024 compared to those disclosed in our 2023 Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$45,227	$46,371	$(1,144)
General and administrative	22,148	15,823	6,325
Total operating expenses	67,375	62,194	5,181
Loss from operations	(67,375)	(62,194)	(5,181)
Interest expense	(471)	(468)	(3)
Interest and other income, net	3,029	1,908	1,121
Accretion of discount on investments, net	2,763	2,419	344
Total other income, net	5,321	3,859	1,462
Net loss	$(62,054)	$(58,335)	$(3,719)

Research and Development Expenses

R&D expenses decreased $1.1 million to $45.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $5.8 million. Decreases were partially offset by increases in the costs for compensation and benefits of $1.4 million due to increased R&D headcount, professional fees of $1.1 million, laboratory supplies of $0.9 million, non-cash stock compensation expense of $0.8 million, and clinical trial costs of $0.6 million.

General and Administrative Expenses

G&A expenses increased $6.3 million to $22.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $3.3 million, legal expenses of $1.5 million, and non-cash stock compensation expense of $0.5 million.

Other Income, Net

Other income increased $1.5 million to $5.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in other income was primarily driven by an increase in accretion of discount on investments, net, of $0.3 million and an increase in interest and other income, net, of $1.1 million. The increase in interest and other income, net, of $1.1 million was due to primarily decreased fair value of warrant liability of $1.1 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $62.1 million for the three months ended March 31, 2024, and $245.6 million for the year ended December 31, 2023. We have experienced negative cash flows from operations and as of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $1.02 billion and $959.4 million, respectively. As of March 31, 2024, we had $330.3 million of cash, cash equivalents and investments. Excluded from the $330.3 million of cash, cash equivalent and investments are receivables from maturity of securities that have yet to be received of $8.6 million recorded as part of prepaid expenses and other current assets. The net balance of cash, cash equivalent and investments balance when adjusting for this receivable would have been $338.9 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have funded our operations primarily through the sale of equity.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(56,856)	$(57,560)
Net cash provided by (used in) investing activities	35,034	(36,721)
Net cash provided by financing activities	1,184	18,343
Net decrease in cash, cash equivalents and restricted cash	$(20,638)	$(75,938)

Operating Activities

During the three months ended March 31, 2024, operating activities used $56.9 million of cash and cash equivalents, primarily resulting from our net loss of $62.1 million offset by net non-cash charges of $9.8 million, including non-cash stock-based compensation expense of $10.3 million, depreciation and amortization expense of $2.2 million, partially offset by accretion of discount on investments of $2.8 million. Changes in our operating assets and liabilities for the three months ended March 31, 2024 included a decrease in accounts payable and accrued expenses of $2.4 million, an increase in our prepaid expenses of $1.2 million, and a decrease in other liabilities of $1.0 million.

During the three months ended March 31, 2023, operating activities used $57.6 million of cash and cash equivalents, primarily resulting from our net loss of $58.3 million offset by net non-cash charges of $8.2 million, including non-cash stock-based compensation expense of $8.9 million, depreciation and amortization expense of $1.7 million, partially offset by accretion of discount on investments of $2.3 million. Changes in our operating assets and liabilities for the three months ended March 31, 2023, consisted of a decrease in accounts payable and accrued expenses of $7.8 million, a decrease in our prepaid expenses of $0.9 million, and a decrease in other liabilities of $0.7 million.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $35.0 million, primarily resulting from proceeds of $101.0 million from the maturities of investments, offset by purchases of investments of $63.9 million, and purchases of property and equipment of $2.0 million.

During the three months ended March 31, 2023, net cash used by investing activities was $36.7 million, primarily resulting from proceeds of $62.3 million from the maturities of investments, offset by purchases of investments of $96.0 million, and purchases of property and equipment of $3.0 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million, consisting of proceeds of $1.2 million from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, corporate and agency bonds, which as of March 31, 2024, were classified as available-for-sale securities. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2024, the net effect on the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.3 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer,evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

Our material risk factors are disclosed in Item 1A of our 2023 Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 15, 2023)
10.1#*	Offer Letter, dated March 25, 2024 by and between the registrant and Aaron Ondrey
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

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

ROCKET PHARMACEUTICALS, INC.

May 7, 2024	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

May 7, 2024	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)