Form 10-Q
period 2024-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2024-08-06
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

As of August 2, 2024, there were 90,975,859 shares of common stock, $0.01 par value per share, outstanding.

4

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AAV	Adeno-associated virus
ACM	Arrhythmogenic cardiomyopathy
ASC	Accounting Standard Codification
ASGCT	American Society of Gene & Cell Therapy
BLA	Biologics License Application
BNP	Brain natriuretic peptide
cGMP	Current Good Manufacturing Practice
CIEMAT	Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas
CIRM	California Institute for Regenerative Medicine
CMC	Chemistry Manufacturing Controls
CRL	Complete Response Letter
Cowen	Cowen and Company, LLC
DCM	Dilated Cardiomyopathy
DD	Danon Disease
DNA	Deoxyrubonucleic acid
EMA	European Medicines Agency
EU	European Union
Europe	EU
ESGCT	European Society of Gene & Cell Therapy
FA	Fanconi Anemia
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GOSH	Great Ormond Street Hospital
HNJ	Hospital Infantil de Nino Jesus
ICD	Implantable cardiac defibrillator
IND	Investigational New Drug application
IPR&D	In process research and development
KCCQ	Kansas City Cardiovascular Questionnaire
LAD-I	Leukocyte Adhesion Deficiency-I
LV	Lentiviral vector
MAA	Marketing Authorization Application
MHRA	Medicines and Healthcare Products Regulatory Agency
NYHA	New York Heart Association
PKD	Pyruvate Kinase Deficiency
PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
PSU	Performance stock unit
R&D	Research and development
Renovacor	Renovacor, Inc. acquired by Rocket on December 1, 2022
RSU	Restricted stock unit
RTW	RTW Investments, L.P
SEC	Securities and Exchange Commission
Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UCLA	University of California, Los Angeles

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,607	$55,904
Investments	240,218	317,271
Prepaid expenses and other current assets	13,900	5,047
Total current assets	292,725	378,222
Property and equipment, net	39,548	39,172
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,362	1,372
Deposits	481	533
Investments	-	34,320
Operating lease right-of-use assets, net	4,551	3,901
Finance lease right-of-use asset, net	43,440	44,517
Total assets	$446,411	$566,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$34,733	$45,789
Operating lease liabilities, current	1,033	925
Finance lease liability, current	1,826	1,791
Total current liabilities	37,592	48,505
Operating lease liabilities, non-current	3,565	2,973
Finance lease liability, non-current	19,374	19,353
Other liabilities	1,245	2,936
Total liabilities	61,776	73,767
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:	-	-
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 90,956,613 and 90,282,267 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	910	903
Additional paid-in capital	1,475,013	1,450,722
Accumulated other comprehensive income (loss)	(218)	319
Accumulated deficit	(1,091,070)	(959,370)
Total stockholders' equity	384,635	492,574
Total liabilities and stockholders' equity	$446,411	$566,341

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	46,345	51,383	91,572	97,754
General and administrative	27,367	17,374	49,515	33,197
Total operating expenses	73,712	68,757	141,087	130,951
Loss from operations	(73,712)	(68,757)	(141,087)	(130,951)
Interest expense	(471)	(468)	(942)	(936)
Interest and other income, net	2,294	846	5,323	2,754
Accretion of discount on investments, net	2,243	2,678	5,006	5,097
Net loss	$(69,646)	$(65,701)	$(131,700)	$(124,036)
Net loss per share - basic and diluted	$(0.74)	$(0.82)	$(1.40)	$(1.55)
Weighted-average common shares outstanding - basic and diluted	93,746,243	80,472,362	93,759,894	79,965,755

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(69,646)	$(65,701)	$(131,700)	$(124,036)
Other comprehensive loss:
Net unrealized loss on investments	(83)	(639)	(537)	(367)
Total comprehensive loss	$(69,729)	$(66,340)	$(132,237)	$(124,403)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

($ in thousands except share amounts)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$-	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	-	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	$906	$-	$1,462,155	$(135)	$(1,021,424)	$441,502
Issuance of common stock pursuant to exercise of stock options	159,355	2	-	1,528	-	-	1,530
Issuance of common stock pursuant to vesting of restricted stock units	150,668	2	-	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(83)	-	(83)
Stock-based compensation	-	-	-	11,332	-	-	11,332
Net loss	-	-	-	-	-	(69,646)	(69,646)
Balance at June 30, 2024	90,956,613	$910	$-	$1,475,013	$(218)	$(1,091,070)	$384,635

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	79,123,312	$791	$(47)	$1,203,074	$(357)	$(713,775)	$489,686
Issuance of common stock pursuant to exercise of stock options	88,429	1	-	1,113	-	-	1,114
Issuance of common stock pursuant to vesting of restricted stock units	126,060	1	-	(1)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	267	-	267
Stock-based compensation	-	-	-	8,915	-	-	8,915
Net loss	-	-	-	-	-	(58,335)	(58,335)
Balance at March 31, 2023	80,412,194	$804	$(47)	$1,230,319	$(90)	$(772,110)	$458,876
Issuance of common stock pursuant to exercise of stock options	48,088	-	-	182	-	-	182
Issuance of common stock pursuant to vesting of restricted stock units	61,133	1	-	(1)	-	-	-
Unrealized comprehensive loss on investments	-	-	-		(632)		(632)
Stock-based compensation	-	-	-	10,245	-	-	10,245
Net loss	-	-	-	-	-	(65,701)	(65,701)
Balance at June 30, 2023	80,521,415	$805	$(47)	$1,240,745	$(722)	$(837,811)	$402,970

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(131,700)	$(124,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,548	2,327
Amortization of finance lease right of use asset	1,077	1,077
Stock-based compensation	21,584	19,160
Accretion of discount on investments, net	(4,996)	(4,831)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(729)	2,698
Accounts payable and accrued expenses	2,122	(4,477)
Operating lease liabilities and right of use assets, net	50	102
Finance lease liability	56	74
Other liabilities	(1,691)	(523)
Net cash used in operating activities	(110,679)	(108,429)
Investing activities:
Purchases of investments	(102,521)	(168,930)
Proceeds from maturities of investments	197,144	170,585
Payments made to acquire right of use asset	-	(36)
Purchases of property and equipment	(3,965)	(7,134)
Net cash provided by (used in) investing activities	90,658	(5,515)
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	2,714	1,296
Issuance of common stock, pursuant to the at-the-market offering program, net of issuance costs	-	17,222
Issuance of common stock, pursuant to exercise of warrants	-	7
Net cash provided by financing activities	2,714	18,525
Net change in cash, cash equivalents and restricted cash	(17,307)	(95,419)
Cash, cash equivalents and restricted cash at beginning of period	57,276	141,857
Cash, cash equivalents and restricted cash at end of period	$39,969	$46,438

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$1,036	$1,265
Investment maturity receivables and purchase payables, ending balance	8,072	-
Operating lease liabilities	1,134	-
Unrealized loss on investments	$(537)	$(365)

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

($ in thousands, except share and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. is a fully integrated, late-stage biotechnology company focused on the development of first, only and best in class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. The Company has three clinical-stage ex vivo lentiviral vector programs, which include programs for:

•
Fanconi Anemia, a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells (RP-L102);
•
Leukocyte Adhesion Deficiency-I, a genetic disorder that causes the immune system to malfunction (RP-L201); and
•
Pyruvate Kinase Deficiency, a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia (RP-L301).

In September 2023, the FDA accepted the BLA and granted priority review for RP-L201 for the treatment of severe LAD-I. On June 28, 2024 we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. We are in the process of submitting the additional requested information. Treatments in the FA Phase 2 studies were completed in 2023 with regulatory filing in the U.S. anticipated in 2024. In April 2024, the EMA accepted our MAA for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

The Company also has two clinical stage and one pre-clinical stage in vivo adeno-associated virus programs, which include programs for:

•
Danon Disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 pivotal study.
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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.09 billion as of June 30, 2024. As of June 30, 2024, the Company had $278.8 million of cash, cash equivalents and investments. Excluded from the $278.8 million of cash, cash equivalent and investments are receivables from maturity of securities that have yet to be received of $8.1 million that were recorded as part of prepaid expenses and other current assets. The net balance of cash, cash equivalents and investments when adjusting for this receivable would have been $286.9 million. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into 2026.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen, with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. On September 12, 2023, the Company and Cowen entered into an amendment (the “Amended Sales Agreement”) pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through June 30, 2024, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”). The Company did not sell any shares under the at-the-market offering program during the six months ended June 30, 2024.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2024 and the results of its operations and its cash flows for the six months ended June 30, 2024. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2023 Form 10-K with the most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$38,607	$55,904
Restricted cash	1,362	1,372
Total cash, cash equivalents and restricted cash	$39,969	$57,276

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

Investments

Investments consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to FASB ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statements of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2024 and 2023, there were no unrealized losses that were credit related. For the three and six months ended June 30, 2024, there were net unrealized losses on investments of $0.1 and $0.5 million, respectively. For the three and six months ended June 30, 2023 there were $0.6 and $0.4 million of net unrealized losses on investments, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of June 30, 2024

ASU 2023-09: Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal periods beginning after December 15, 2024. As this accounting standard is not expected to change the Company’s accounting, it is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. As this accounting standard is not expected to change the Company’s accounting, it is not expected to have a material impact on the Company’s consolidated financial statements.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$21,569	$-	$-	$21,569
	21,569	-	-	21,569

Investments:
U.S. Treasury securities	-	227,801	-	227,801
Corporate bonds	-	12,417	-	12,417
	-	240,218	-	240,218

Total assets	$21,569	$240,218	$-	$261,787

Liabilities:
Warrant liability	$-	$-	$105	$105
Total liabilities	$-	$-	$105	$105

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$50,737	$-	$-	$50,737
U.S. Treasury securities	-	2,487	-	2,487
	50,737	2,487	-	53,224

Investments:
U.S. Treasury securities	-	312,696	-	312,696
Corporate bonds	-	38,895	-	38,895
	-	351,591	-	351,591

Total assets	$50,737	$354,078	$-	$404,815

Liabilities:
Warrant liability	$-	$-	$1,876	$1,876
Total liabilities	$-	$-	$1,876	$1,876

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

The reconciliation of the Company’s warrant liability, which is recorded as part of other liabilities in the Consolidated Balance Sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2023	$1,876
Fair value adjustments	(1,771)
Balance, June 30, 2024	$105

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

The fair value of the warrant liability has been estimated with the following assumptions:

	June 30, 2024	December 31, 2023
Stock price	$21.53	$29.50
Exercise price	$65.23	$65.23
Expected volatility	59.62%	68.83%
Risk-free interest rate	4.85%	4.70%
Expected dividend yield	-	-
Expected life (years)	0.81	1.31
Fair value per warrant	$0.17	$3.04

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Laboratory equipment	$32,352	$29,232
Machinery and equipment	12,572	12,325
Computer equipment	417	244
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,107	6,723
Internal use software	1,903	1,903
	57,128	53,204
Less: accumulated depreciation and amortization	(17,580)	(14,032)
Total property and equipment, net	$39,548	$39,172

During the three and six months ended June 30, 2024, the Company recognized $1.8 million and $3.5 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2023, the Company recognized $1.2 million and $2.3 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consist of an acquired IPR&D asset received in the acquisition of Renovacor on December 1, 2022. Intangible assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of June 30, 2024 and December 31, 2023 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Research and development	$17,356	$13,867
Investment payable	-	13,137
Employee compensation	7,291	9,930
Property and equipment	1,036	1,077
Professional fees	5,989	6,006
Other	3,061	1,772
Total accounts payable and accrued expenses	$34,733	$45,789

The $13.1 million investment payable at December 31, 2023 was related to investment purchases of available-for-sale securities in 2023 that settled in 2024.

8.
Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company has reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into the Amended Sales Agreement pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through June 30, 2024, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. The Company did not sell any shares under the at-the-market offering program during the six months ended June 30, 2024.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.94%	3.96%
Expected term (in years)	5.82	5.84
Expected volatility	73.69%	73.42%
Expected dividend yield	0.00%	0.00%
Exercise price	$27.90	$20.20
Fair value of common stock	$27.90	$20.20

The following table summarizes stock option activity for the six months ended June 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2023	14,863,996	$15.07	5.16	$250,602
Granted	1,595,074	27.90	9.63
Exercised	(233,100)	11.64		3,249
Cancelled or forfeited	(119,813)	24.83
Outstanding as of June 30, 2024	16,106,157	$16.31	5.15	$136,365

Options vested and exercisable as of June 30, 2024	12,735,361	$14.46	4.12	$131,840
Options unvested as of June 30, 2024	3,370,796	$23.34	9.03	$4,525

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2024, and 2023 was $18.80 and $13.46, respectively.

The total fair value of options vested during six months ended June 30, 2024 and 2023 was $19.3 million and $19.9 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	1,490,357	$18.53
Granted	694,940	28.34
Vested	(441,246)	18.99
Forfeited	(59,898)	18.95
Unvested as of June 30, 2024	1,684,153	$22.44

Performance Stock Units

The following table summarizes the Company’s PSU activity for six months ended June 30, 2024:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	-	$-
Granted	156,738	27.93
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2024	156,738	$27.93

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement and no time periods had expired as of June 30, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$7,162	$7,455	$14,100	$14,440
Restricted stock units	4,170	2,790	7,484	4,720
Total stock-based compensation expense	$11,332	$10,245	$21,584	$19,160

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,885	$4,638	$9,522	$8,457
General and administrative	6,447	5,607	12,062	10,703
Total stock-based compensation expense	$11,332	$10,245	$21,584	$19,160

As of June 30, 2024, the Company had an aggregate of $82.6 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $78.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.87 years.

10.
Warrants

A summary of the warrants outstanding as of June 30, 2024 is as follows:

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

There were no changes in warrants to purchase common stock for the six months ended June 30, 2024.

Warrants Issued in Public Offering

On September 15, 2023, the Company completed a public offering that included pre-funded warrants to purchase 3,126,955 shares of common shares at a price of $0.01 per share (see Note 17 “Related Party Transactions”).

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(69,646)	$(65,701)	$(131,700)	$(124,036)
Denominator:
Weighted-average common shares outstanding - basic and diluted	93,746,243	80,472,362	93,759,894	79,965,755
Net loss per share attributable to common stockholders - basic and diluted	$(0.74)	$(0.82)	$(1.40)	$(1.55)

For the six months ended June 30, 2024, the Company included the 3,126,955 shares of common stock issuable upon exercise of pre-funded warrants acquired by funds affiliated with RTW as it was determined that these met the definition for equity classification and the holder is only required to pay $0.01 per share upon exercise of the pre-funded warrants.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2024	2023
Warrants exercisable for common shares	2,588,123	2,588,123
Restricted stock units	1,684,153	1,654,759
Performance stock units	156,738	-
Options to purchase common shares	16,106,157	14,875,150
Total potential shares excluded from diluted net loss per share	20,535,171	19,118,032

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

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

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

On November 15, 2022, the Company entered into a lease agreement with a lease term until October 31, 2024, for laboratory space in Madrid, Spain. The lease commenced on April 1, 2023 and the Company recognized a right-of-use asset and corresponding lease liability of approximately $0.2 million each.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company signed an agreement to sublease one of these facilities in January 2024 and intends to sublease the other remaining facilities. Rental income received under the sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

Rent expense under operating leases was $0.8 million and $1.4 million for the three and six months ended June 30, 2024. Rent expense under operating leases was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of June 30, 2024 and December 31, 2023 was $0.8 million.

Operating lease cost was $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Operating lease cost was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes lease cost for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Lease cost	2024	2023
Operating lease cost	$672	$742
Finance lease cost:
Amortization of right of use assets	1,077	1,077
Interest on lease liabilities	942	936
Total lease cost	$2,691	$2,755

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	June 30, 2024
2024 (six months)	$533
2025	1,001
2026	1,005
2027	759
2028	522
Thereafter	2,420
Total lease payments	$6,240
Less: interest	(1,642)
Total operating lease liabilities	$4,598

The following table summarizes the future lease payments of the Company’s finance lease liability on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	June 30, 2024
2024 (six months)	$905
2025	1,856
2026	1,911
2027	1,969
2028	2,028
Thereafter	41,003
Total lease payments	$49,672
Less: interest	(28,472)
Total finance lease liability	$21,200

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of June 30, 2024 and December 31, 2023:

Leases	June 30, 2024	December 31, 2023
Operating right-of-use assets	$4,551	$3,901

Operating current lease liabilities	$1,033	$925
Operating noncurrent lease liabilities	3,565	2,973
Total operating lease liabilities	$4,598	$3,898

Finance right-of-use assets	$43,440	$44,517

Finance current lease liability	$1,826	$1,791
Finance noncurrent lease liability	19,374	19,353
Total finance lease liability	$21,200	$21,144

	Six Months Ended June 30,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$582
Cash flows from finance lease	$886	$862
Weighted-average remaining lease term - operating leases	6.9 years	7.9 years
Weighted-average remaining lease term - finance lease	20.2 years	21.2 years
Weighted-average discount rate - operating leases	8.82%	8.25%
Weighted-average discount rate - finance lease	8.96%	8.96%

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

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy for RP-L201. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of June 30, 2024, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of $0.05 million on January 2, 2024 and no additional payments are available under the grant awards program.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0.002 million for the six months ended June 30, 2024, relating to services provided under this agreement.

In September 2023, in connection with a public offering, the Company sold approximately 3.1 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 10 “Warrants”).

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2024, was $0.4 and $0.8 million, respectively. The Company’s matching contribution for the three and six months ended June 30, 2023, was $0.3 and $0.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our 2023 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the 2023 Form 10-K and in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2023 Form 10-K.

We are a fully integrated, late-stage biotechnology company focused on the development of first, only and best in class gene therapies, with direct on-target mechanism of action and clear clinical endpoints, for rare and devastating diseases. We have three clinical-stage ex vivo lentiviral vector programs, which include programs for:

•
Fanconi Anemia, a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells (RP-L102);
•
Leukocyte Adhesion Deficiency-I, a genetic disorder that causes the immune system to malfunction (RP-L201); and
•
Pyruvate Kinase Deficiency, a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia (RP-L301).

In September 2023, the FDA accepted the BLA and granted priority review for RP-L201 for the treatment of severe LAD-I. On June 28, 2024 we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. We are in the process of submitting the additional requested information. Treatments in the FA Phase 2 studies were completed in 2023 with regulatory filing in the U.S. anticipated in 2024. In April 2024, the EMA accepted our MAA for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

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

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We have reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into an amendment pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through June 30, 2024, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. We did not sell any shares under the at-the-market offering program during the six months ended June 30, 2024.

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

We believe that scientific advances, clinical progress, and the greater regulatory acceptance of gene therapy hZave created a promising environment to advance gene therapy products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The FDA approval of several gene therapies in recent years indicates that there is a regulatory pathway forward for gene therapy products.

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

Recently Achieved Milestones

We have achieved pre-clinical proof-of-concept for RP-A601 in an animal model representative of PKP2-ACM, completed pharmacology and GLP toxicology studies, produced GMP drug product, and developed an appropriate potency assay to support a Phase I study. On May 9, 2023, we announced FDA clearance of the IND, and on June 8, 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations. On May 29, 2024, we announced receipt of Orphan Medicinal Product Designation from the European Commission. Enrollment in the U.S. Phase 1 study is ongoing.

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

In May 2024, we provided an incremental clinical update at the ASGCT 27th Annual Meeting (data cut-off September 11, 2023). RP-L102 continued to demonstrate sustained genetic correction, phenotypic correction, and hematologic stability in eight of 12 patients with greater than 12 months of follow-up. RP-L102 continued to be well tolerated with no significant safety signals.

Anticipated Milestones

Pivotal trial enrollment and treatment have been completed.

On April 2, 2024 we announced that the European Medicines Agency accepted our Marketing Authorization Application for RP-L102. Regulatory filings and review for RP-L102 for the treatment of FA are on track with health authorities in the U.S. and Europe.

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

In May 2023, at the ASGCT 26th Annual Meeting, we presented top-line data at 12 to 24 months of follow-up for all nine patients in our Phase 1/2 clinical trial that showed 100% overall survival at 12 months post-infusion. All patients continued to demonstrate evidence of resolution of LAD-I-related skin rash and restoration of wound repair capabilities, and the safety profile of RP-L201 remains highly favorable with follow-up of 12-36 months. No evidence of replication-competent lentivirus has been observed. Insertion site analyses indicate highly polyclonal integration patterns across the entire cohort.

In May 2024 we presented additional follow-up data at the ASGCT 27th Annual Meeting, which included 18-45 month follow-up data (data cut-off July 24, 2023). We continue to observe 100% survival in the absence of allogeneic transplant, and all patients enrolled at less than 12 months of age had surpassed 24 months without allogeneic transplant. When compared with pre-treatment history, data showed substantial decreases in the incidences of significant infections requiring hospitalization or intravenous antimicrobials, combined with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound repair capabilities. Furthermore, RP-L201 continued to be well tolerated with no new safety events related to the treatment.

Recently Achieved and Anticipated Milestones

A BLA filing for RP-L201 was accepted by the FDA with priority review in October of 2023 with an initial Prescription Drug User Fee Act date of March 31, 2024. On February 13, 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying Chemistry, Manufacturing, and Controls information submitted by Rocket in response to FDA information requests. On June 28, 2024 we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. We are in the process of submitting the additional requested information for review.

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

In February 2024, we presented further clinical updates at the ASGCT 27th Annual Meeting (data cut-off February 5, 2024), which included 36 months of follow-up on the two adult patients and 12 months of follow-up on the two pediatric patients. Sustained and clinically meaningful hemoglobin improvement observed in all patients including hemoglobin normalization in three of four patients. No patients have required red blood cell transfusion following neutrophil engraftment. Improvements in hemoglobin supported by improved markers of hemolysis and quality of life have been observed. RP-L301 remains well-tolerated, with no drug-related serious adverse events. Insertion site analyses in the peripheral blood and bone marrow for both adult patients through 36 months post-RP-L301 continued to demonstrate highly polyclonal patterns with no clonal dominance or insertional mutagenesis.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2024, we raised net cash proceeds of approximately $1.0 billion from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct Expenses:
Danon Disease (AAV) RP-A501	$5,649	$6,993	$12,470	$13,396
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,314	-	2,507	-
Leukocyte Adhesion Deficiency (LV) RP-L201	2,932	7,299	8,067	13,140
Fanconi Anemia (LV) RP-L102	5,915	6,740	9,435	13,288
Pyruvate Kinase Deficiency (LV) RP-L301	4,302	1,288	7,086	1,587
Other product candidates	2,907	5,021	5,293	8,460
Total direct expenses	23,019	27,341	44,858	49,871
Unallocated Expenses:
Employee compensation	$12,397	$11,687	$26,014	$22,897
Stock based compensation expense	4,885	4,638	9,522	8,457
Depreciation and amortization expense	1,553	1,183	3,020	2,320
Laboratory and related expenses	1,210	4,137	2,244	9,239
Professional fees	2,118	933	3,266	1,918
Other expenses	1,163	1,464	2,648	3,052
Total other research and development expenses	23,326	24,042	46,714	47,883
Total research and development expense	$46,345	$51,383	$91,572	$97,754

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

Interest Expense

Interest expense for the three and six months ended June 30, 2024 and 2023 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended June 30, 2024 compared to those disclosed in our 2023 Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$46,345	$51,383	$(5,038)
General and administrative	27,367	17,374	9,993
Total operating expenses	73,712	68,757	4,955
Loss from operations	(73,712)	(68,757)	(4,955)
Interest expense	(471)	(468)	(3)
Interest and other income, net	2,294	846	1,448
Accretion of discount on investments, net	2,243	2,678	(435)
Total other income, net	4,066	3,056	1,010
Net loss	$(69,646)	$(65,701)	$(3,945)

Research and Development Expenses

R&D expenses decreased $5.0 million to $46.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $9.1 million. Decreases were partially offset by increases in professional fees of $2.3 million and clinical trial costs of $0.8 million.

General and Administrative Expenses

G&A expenses increased $10.0 million to $27.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $6.2 million, legal expenses of $1.8 million, and non-cash stock compensation expense of $0.8 million.

Other Income, Net

Other income increased $1.0 million to $4.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily due to an increase in interest and other income, net, and due to decreased fair value of warrant liability of $0.9 million.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$91,572	$97,754	$(6,182)
General and administrative	49,515	33,197	16,318
Total operating expenses	141,087	130,951	10,136
Loss from operations	(141,087)	(130,951)	(10,136)
Interest expense	(942)	(936)	(6)
Interest and other income, net	5,323	2,754	2,569
Accretion of discount and amortization of premium on investments, net	5,006	5,097	(91)
Total other income, net	9,387	6,915	2,472
Net loss	$(131,700)	$(124,036)	$(7,664)

Research and Development Expenses

R&D expenses decreased $6.2 million to $91.6 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $14.9 million. Decreases were partially offset by increases in the costs for compensation and benefits of $1.2 million due to increased R&D headcount, professional fees of $3.4 million, laboratory supplies of $0.6 million, non-cash stock compensation expense of $1.1 million, and clinical trial costs of $1.4 million.

General and Administrative Expenses

G&A expenses increased $16.3 million to $49.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $9.5 million, legal expenses of $3.3 million, and non-cash stock compensation expense of $1.4 million.

Other Income, Net

Other income increased $2.5 million to $9.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in other income was primarily driven by an increase increase in interest income of $1.0 million and the decreased fair value of warrant liability of $1.3 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $131.7 million for the six months ended June 30, 2024, and $245.6 million for the year ended December 31, 2023. We have experienced negative cash flows from operations and as of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.09 billion and $959.4 million, respectively. As of June 30, 2024, we had $278.8 million of cash, cash equivalents and investments. Excluded from the $278.8 million of cash, cash equivalent and investments are receivables from maturity of securities that have yet to be received of $8.1 million that were recorded as part of prepaid expenses and other current assets. The net balance of cash, cash equivalent and investments balance when adjusting for this receivable would have been $286.9 million. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have funded our operations primarily through the sale of equity.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(110,679)	$(108,429)
Net cash provided by (used in) investing activities	90,658	(5,515)
Net cash provided by financing activities	2,714	18,525
Net decrease in cash, cash equivalents and restricted cash	$(17,307)	$(95,419)

Operating Activities

During the six months ended June 30, 2024, operating activities used $110.7 million of cash and cash equivalents, primarily resulting from our net loss of $131.7 million offset by net non-cash charges of $21.2 million, including non-cash stock-based compensation expense of $21.6 million, depreciation and amortization expense of $4.6 million, partially offset by accretion of discount on investments of $5.0 million. Changes in our operating assets and liabilities for the three months ended June 30, 2024 included an increase in accounts payable and accrued expenses of $2.1 million, an increase in our prepaid expenses of $0.7 million, and a decrease in other liabilities of $1.7 million.

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

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $90.7 million, primarily resulting from proceeds of $197.1 million from the maturities of investments, offset by purchases of investments of $102.5 million, and purchases of property and equipment of $4.0 million.

During the six months ended June 30, 2023, net cash used in investing activities was $5.5 million, primarily resulting from proceeds of $170.6 million from the maturities of investments, offset by purchases of investments of $168.9 million, and purchases of property and equipment of $7.1 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $2.7 million, consisting of proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, corporate and agency bonds, which as of June 30, 2024, were classified as available-for-sale securities. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2024, the net effect on the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.9 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

2.2

Agreement and Plan of Merger, dated September 19, 2022, by and among Rocket Pharmaceuticals, Renovacor, Inc., Zebrafish Merger Sub, Inc. and Zebrafish Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022)

3.1

Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2

Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3

Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4

Certificate of Amendment (Declassify Board of Directors) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5

Certificate of Amendment (Increase Authorized Shares) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 20, 2024

3.6

Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

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

ROCKET PHARMACEUTICALS, INC.

August 6, 2024	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2024	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)