Form 10-Q
period 2024-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2024-11-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

As of November 5, 2024, there were 91,157,085 shares of common stock, $0.01 par value per share, outstanding.

4

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AAV	Adeno-associated virus
ACM	Arrhythmogenic cardiomyopathy
ASC	Accounting Standard Codification
ASGCT	American Society of Gene & Cell Therapy
BLA	Biologics License Application
BNP	Brain natriuretic peptide
cGMP	Current Good Manufacturing Practice
CIEMAT	Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas
CIRM	California Institute for Regenerative Medicine
CMC	Chemistry Manufacturing Controls
CRL	Complete Response Letter
Cowen	Cowen and Company, LLC
CTIS	Clinical Trials Information Systems
DCM	Dilated Cardiomyopathy
DD	Danon Disease
DNA	Deoxyrubonucleic acid
EMA	European Medicines Agency
EU	European Union
Europe	EU
ESGCT	European Society of Gene & Cell Therapy
FA	Fanconi Anemia
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
GOSH	Great Ormond Street Hospital
HNJ	Hospital Infantil de Nino Jesus
ICD	Implantable cardiac defibrillator
IND	Investigational New Drug application
IPR&D	In process research and development
KCCQ	Kansas City Cardiovascular Questionnaire
LAD-I	Leukocyte Adhesion Deficiency-I
LV	Lentiviral vector
MAA	Marketing Authorization Application
MHRA	Medicines and Healthcare Products Regulatory Agency
NYHA	New York Heart Association
PKD	Pyruvate Kinase Deficiency
PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
PRIME	Priority Medicines
PSU	Performance stock unit
R&D	Research and development
Renovacor	Renovacor, Inc. acquired by Rocket on December 1, 2022
RMAT	Regenerative Medicine Advanced Therapy
RSU	Restricted stock unit
RTW	RTW Investments, L.P
SEC	Securities and Exchange Commission
Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
U.S.	United States
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UCLA	University of California, Los Angeles

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,599	$55,904
Investments	170,063	317,271
Prepaid expenses and other current assets	6,092	5,047
Total current assets	241,754	378,222
Property and equipment, net	38,514	39,172
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,362	1,372
Deposits	503	533
Investments	-	34,320
Operating lease right-of-use assets, net	4,349	3,901
Finance lease right-of-use asset, net	42,902	44,517
Total assets	$393,688	$566,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$37,133	$45,789
Operating lease liabilities, current	1,005	925
Finance lease liability, current	1,842	1,791
Total current liabilities	39,980	48,505
Operating lease liabilities, non-current	3,413	2,973
Finance lease liability, non-current	19,382	19,353
Other liabilities	1,142	2,936
Total liabilities	63,917	73,767
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:	-	-
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 91,116,692 and 90,282,267 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	911	903
Additional paid-in capital	1,486,436	1,450,722
Accumulated other comprehensive income	213	319
Accumulated deficit	(1,157,789)	(959,370)
Total stockholders' equity	329,771	492,574
Total liabilities and stockholders' equity	$393,688	$566,341

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	42,315	46,844	133,887	144,598
General and administrative	27,109	18,585	76,624	51,782
Total operating expenses	69,424	65,429	210,511	196,380
Loss from operations	(69,424)	(65,429)	(210,511)	(196,380)
Interest expense	(471)	(469)	(1,413)	(1,405)
Interest and other income, net	1,327	1,720	6,650	4,474
Accretion of discount on investments, net	1,849	2,279	6,855	7,376
Net loss	$(66,719)	$(61,899)	$(198,419)	$(185,935)
Net loss per share - basic and diluted	$(0.71)	$(0.75)	$(2.11)	$(2.30)
Weighted-average common shares outstanding - basic and diluted	94,158,491	82,636,120	93,893,729	80,865,658

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(66,719)	$(61,899)	$(198,419)	$(185,935)
Other comprehensive loss:
Net unrealized gain (loss) on investments	431	216	(106)	(151)
Total comprehensive loss	$(66,288)	$(61,683)	$(198,525)	$(186,086)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

($ in thousands except share amounts)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$-	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	-	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	$906	$-	$1,462,155	$(135)	$(1,021,424)	$441,502
Issuance of common stock pursuant to exercise of stock options	159,355	2	-	1,528	-	-	1,530
Issuance of common stock pursuant to vesting of restricted stock units	150,668	2	-	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(83)	-	(83)
Stock-based compensation	-	-	-	11,332	-	-	11,332
Net loss	-	-	-	-	-	(69,646)	(69,646)
Balance at June 30, 2024	90,956,613	$910	$-	$1,475,013	$(218)	$(1,091,070)	$384,635
Issuance of common stock pursuant to exercise of stock options	13,108	-	-	176	-	-	176
Issuance of common stock pursuant to vesting of restricted stock units	146,971	1	-	(1)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	-	431	-	431
Stock-based compensation	-	-	-	11,248	-	-	11,248
Net loss	-	-	-	-	-	(66,719)	(66,719)
Balance at September 30, 2024	91,116,692	$911	$-	$1,486,436	$213	$(1,157,789)	$329,771

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(198,419)	$(185,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,399	3,548
Amortization of finance lease right of use asset	1,615	1,615
Impairment of acquired intangible asset	-	574
Write down of property and equipment, net	-	291
Stock-based compensation	32,832	29,476
Accretion of discount on investments, net	(6,845)	(7,076)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,015)	(1,962)
Accounts payable and accrued expenses	5,293	(5,611)
Operating lease liabilities and right of use assets, net	72	120
Finance lease liability	80	109
Other liabilities	(1,794)	(726)
Net cash used in operating activities	(162,782)	(165,577)
Investing activities:
Purchases of investments	(121,841)	(182,418)
Proceeds from maturities of investments	296,971	236,982
Payments made to acquire right of use asset	-	(36)
Purchases of property and equipment	(5,553)	(11,789)
Net cash provided by investing activities	169,577	42,739
Financing activities:
Issuance of common stock, net of issuance costs	-	188,884
Issuance of common stock, pursuant to exercise of stock options	2,890	1,841
Issuance of common stock, pursuant to sale of treasury stock	-	56
Issuance of common stock, pursuant to the at-the-market offering program, net of issuance costs	-	17,222
Issuance of common stock, pursuant to exercise of warrants	-	7
Net cash provided by financing activities	2,890	208,010
Net change in cash, cash equivalents and restricted cash	9,685	85,172
Cash, cash equivalents and restricted cash at beginning of period	57,276	141,857
Cash, cash equivalents and restricted cash at end of period	$66,961	$227,029

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$265	$1,670
Operating lease liabilities	1,134	2,813
Unrealized loss on investments	$(106)	$(151)

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

In September 2023, the FDA accepted the BLA and granted priority review for RP-L201 for the treatment of severe LAD-I. On June 28, 2024, the Company announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. The Company is in the process of providing the additional requested information and approval is expected in 2025. Treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated on September 26, 2024. In April 2024, the EMA accepted our MAA for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

The Company also has two clinical stage and one pre-clinical stage in vivo adeno-associated virus programs, which include programs for:

•
Danon Disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial (RP-A501);
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy, an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601); and
•
BAG3 Dilated Cardiomyopathy, which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company utilizes recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, the Company announced its alignment with the FDA on its pivotal study design for RP-A501 in Danon Disease and completion of enrollment in this study was announced in September 2024, dosing and follow-up is ongoing. The Company has received FDA clearance of an IND for RP-A601, and has initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.16 billion as of September 30, 2024. As of September 30, 2024, the Company had $235.7 million of cash, cash equivalents and investments. The Company expects that in accordance with the current operating plan, which includes cost optimization and savings, such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into 2026.

On February 28, 2022, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen, with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “Shares”) through Cowen as its sales agent. On September 12, 2023, the Company and Cowen entered into an amendment (the “Amended Sales Agreement”) pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through September 30, 2024, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”). The Company did not sell any shares under the at-the-market offering program during the nine months ended September 30, 2024.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2024 and the results of its operations and its cash flows for the nine months ended September 30, 2024. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2023 Form 10-K with the most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$65,599	$55,904
Restricted cash	1,362	1,372
Total cash, cash equivalents and restricted cash	$66,961	$57,276

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

Investments

Investments consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to FASB ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statements of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2024 and 2023, there were no unrealized losses that were credit related. For the three and nine months ended September 30, 2024, there was $0.4 million of net unrealized gains on investments and $0.1 million of net unrealized losses on investments, respectively. For the three and nine months ended September 30, 2023, there was $0.2 million of net unrealized gains on investments and $0.2 million of net unrealized losses on investments, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of September 30, 2024

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

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$53,993	$-	$-	$53,993
	53,993	-	-	53,993

Investments:
U.S. Treasury securities	-	157,563	-	157,563
Corporate bonds	-	12,500	-	12,500
	-	170,063	-	170,063

Total assets	$53,993	$170,063	$-	$224,056

Liabilities:
Warrant liability	$-	$-	$1	$1
Total liabilities	$-	$-	$1	$1

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$50,737	$-	$-	$50,737
U.S. Treasury securities	-	2,487	-	2,487
	50,737	2,487	-	53,224

Investments:
U.S. Treasury securities	-	312,696	-	312,696
Corporate bonds	-	38,895	-	38,895
	-	351,591	-	351,591

Total assets	$50,737	$354,078	$-	$404,815

Liabilities:
Warrant liability	$-	$-	$1,876	$1,876
Total liabilities	$-	$-	$1,876	$1,876

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

The reconciliation of the Company’s warrant liability, which is recorded as part of other liabilities in the Consolidated Balance Sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2023	$1,876
Fair value adjustments	(1,875)
Balance, September 30, 2024	$1

The Company utilizes a Black-Scholes option pricing model to value the warrant liability (see Note 10 “Warrants”) at each reporting period, with changes in fair value recognized in the Consolidated Statements of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its common stock based on historical volatility of its common stock, considering the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The fair value of the warrant liability has been estimated with the following assumptions:

	September 30, 2024	December 31, 2023
Stock price	$18.47	$29.50
Exercise price	$65.23	$65.23
Expected volatility	50.38%	68.83%
Risk-free interest rate	4.33%	4.70%
Expected dividend yield	-	-
Expected life (years)	0.56	1.31
Fair value per warrant	$0.00	$3.04

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Laboratory equipment	$32,044	$29,232
Machinery and equipment	12,902	12,325
Computer equipment	1,015	244
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,304	6,723
Internal use software	1,903	1,903
	57,945	53,204
Less: accumulated depreciation and amortization	(19,431)	(14,032)
Total property and equipment, net	$38,514	$39,172

During the three and nine months ended September 30, 2024, the Company recognized $1.9 million and $5.4 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2023, the Company recognized $1.2 million and $3.5 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s indefinite lived intangible assets consist of an acquired IPR&D asset received in the acquisition of Renovacor on December 1, 2022. Intangible assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of September 30, 2024 and December 31, 2023 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Research and development	$19,074	$13,867
Investment payable	-	13,137
Employee compensation	10,316	9,930
Property and equipment	265	1,077
Professional fees	4,708	6,006
Other	2,770	1,772
Total accounts payable and accrued expenses	$37,133	$45,789

The $13.1 million investment payable at December 31, 2023 was related to investment purchases of available-for-sale securities in 2023 that settled in 2024.

8.
Stockholders’ Equity

At-the-Market Offering Program

On February 28, 2022, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares through Cowen as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. The Company has provided Cowen with customary indemnification and contribution rights. The Company has reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into the Amended Sales Agreement pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through September 30, 2024, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. The Company did not sell any shares under the at-the-market offering program during the nine months ended September 30, 2024.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.85%	3.98%
Expected term (in years)	5.82	5.84
Expected volatility	73.70%	73.35%
Expected dividend yield	0.00%	0.00%
Exercise price	$27.24	$20.15
Fair value of common stock	$27.24	$20.15

The following table summarizes stock option activity for the nine months ended September 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2023	14,863,996	$15.07	5.16	$250,602
Granted	1,725,627	27.24	9.37
Exercised	(246,208)	11.74		3,340
Cancelled or forfeited	(195,395)	26.73
Outstanding as of September 30, 2024	16,148,020	$16.28	4.94	$104,704

Options vested and exercisable as of September 30, 2024	13,012,785	$14.52	3.98	$103,807
Options unvested as of September 30, 2024	3,135,235	$23.57	8.93	$897

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024, and 2023 was $18.34 and $13.32, respectively.

The total fair value of options vested during nine months ended September 30, 2024 and 2023 was $23.6 million and $26.9 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	1,490,357	$18.53
Granted	743,022	27.73
Vested	(588,217)	18.75
Forfeited	(79,718)	20.03
Unvested as of September 30, 2024	1,565,444	$22.73

Performance Stock Units

The following table summarizes the Company’s PSU activity for nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	-	$-
Granted	156,738	27.93
Vested	-	-
Forfeited	(34,831)	28.71
Unvested as of September 30, 2024	121,907	$27.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement and the time period for one performance goal had expired as of September 30, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$7,005	$7,482	$21,105	$21,922
Restricted stock units	4,243	2,834	11,727	7,554
Total stock-based compensation expense	$11,248	$10,316	$32,832	$29,476

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,789	$4,673	$14,311	$13,130
General and administrative	6,459	5,643	18,521	16,346
Total stock-based compensation expense	$11,248	$10,316	$32,832	$29,476

As of September 30, 2024, the Company had an aggregate of $72.0 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $68.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.72 years.

10.
Warrants

A summary of the warrants outstanding as of September 30, 2024 is as follows:

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

There were no changes in warrants to purchase common stock for the nine months ended September 30, 2024.

Warrants Issued in Public Offering

On September 15, 2023, the Company completed a public offering that included pre-funded warrants to purchase 3,126,955 shares of common shares at a price of $0.01 per share (see Note 16 “Related Party Transactions”).

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(66,719)	$(61,899)	$(198,419)	$(185,935)
Denominator:
Weighted-average common shares outstanding - basic and diluted	94,158,491	82,636,120	93,893,729	80,865,658
Net loss per share attributable to common stockholders - basic and diluted	$(0.71)	$(0.75)	$(2.11)	$(2.30)

For the nine months ended September 30, 2024, the Company included the 3,126,955 shares of common stock issuable upon the exercise of pre-funded warrants acquired by funds affiliated with RTW in the weighted average shares outstanding as it was determined that these met the definition for equity classification as the holder is only required to pay $0.01 per share upon exercise of the pre-funded warrants.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2024	2023
Warrants exercisable for common shares	2,588,123	2,588,123
Restricted stock units	1,565,444	1,606,104
Performance stock units	121,907	-
Options to purchase common shares	16,148,020	14,889,669
Total potential shares excluded from diluted net loss per share	20,423,494	19,083,896

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, depending upon the nature of the leased space, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the Empire LOC which is classified as part of restricted cash in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

On November 15, 2022, the Company entered into a lease agreement with a lease term until October 31, 2024, for laboratory space in Madrid, Spain. The lease commenced on April 1, 2023 and the Company recognized a right-of-use asset and corresponding lease liability of approximately $0.2 million each.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company acquired the Renovacor operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company signed an agreement to sublease one of these facilities in January 2024 and intends to sublease the other remaining facilities. Rental income received under the sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

Rent expense under operating leases was $0.6 million and $2.0 million for the three and nine months ended September 30, 2024. Rent expense under operating leases was $0.7 million and $1.7 million for the three and nine months ended September 30, 2023, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of September 30, 2024 and December 31, 2023 was $0.8 million.

Operating lease cost was $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Operating lease cost was $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes lease cost for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Lease cost	2024	2023
Operating lease cost	$956	$1,026
Finance lease cost:
Amortization of right of use assets	1,615	1,615
Interest on lease liabilities	1,413	1,405
Total lease cost	$3,984	$4,046

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	September 30, 2024
2024 (three months)	$257
2025	1,001
2026	1,005
2027	759
2028	522
Thereafter	2,420
Total lease payments	$5,964
Less: interest	(1,546)
Total operating lease liabilities	$4,418

The following table summarizes the future lease payments of the Company’s finance lease liability on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	September 30, 2024
2024 (three months)	$457
2025	1,856
2026	1,911
2027	1,969
2028	2,028
Thereafter	41,003
Total lease payments	$49,224
Less: interest	(28,000)
Total finance lease liability	$21,224

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of September 30, 2024 and December 31, 2023:

Leases	September 30, 2024	December 31, 2023
Operating right-of-use assets	$4,349	$3,901

Operating current lease liabilities	$1,005	$925
Operating noncurrent lease liabilities	3,413	2,973
Total operating lease liabilities	$4,418	$3,898

Finance right-of-use assets	$42,902	$44,517

Finance current lease liability	$1,842	$1,791
Finance noncurrent lease liability	19,382	19,353
Total finance lease liability	$21,224	$21,144

	Nine Months Ended September 30,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$829	$894
Cash flows from finance lease	$1,333	$1,296
Weighted-average remaining lease term - operating leases	6.7 years	8.0 years
Weighted-average remaining lease term - finance lease	19.9 years	20.9 years
Weighted-average discount rate - operating leases	8.82%	8.34%
Weighted-average discount rate - finance lease	8.96%	8.96%

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

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of September 30, 2024, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of $0.05 million on January 2, 2024 and no additional payments are available under the grant awards program.

Danon CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. As of September 30, 2024, the Company has received an initial RP-A501 grant of $1.7 million from CIRM, which was recorded as a reduction of R&D expenses for the RP-A501 program.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0.002 million for the nine months ended September 30, 2024, relating to services provided under this agreement.

In September 2023, in connection with a public offering, the Company sold approximately 3.1 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 10 “Warrants”).

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2024, was $0.5 and $1.3 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2023, was $0.4 and $1.1 million, respectively.

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

In September 2023, the FDA accepted the BLA and granted priority review for RP-L201 for the treatment of severe LAD-I. On June 28, 2024, we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. We are in the process of providing the additional requested information and approval is expected in 2025. Treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated on September 26, 2024. In April 2024, the EMA accepted our MAA for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing.

We also have two clinical stage and one pre-clinical stage in vivo adeno-associated virus programs, which include programs for:

•
Danon Disease, a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial (RP-A501);.
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy, an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601); and.
•
BAG3 Dilated Cardiomyopathy, which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. Our program utilizes recombinant AAV9-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD and completion of enrollment in this study was announced in September 2024, dosing and follow-up is ongoing. We have received FDA clearance of an IND for RP-A601, and we have initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into the Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares through Cowen as our sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3. We filed a prospectus supplement with the SEC on February 28, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement. We will pay Cowen a cash commission of 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. We also agreed to provide Cowen with customary indemnification and contribution rights. We have reimbursed Cowen for certain expenses incurred in connection with the Sales Agreement. On September 12, 2023, the Company and Cowen entered into an amendment pursuant to which the aggregate offering amount available under the at-the-market offering program was reduced to $180.0 million. Through September 30, 2024, we sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. We did not sell any shares under the at-the-market offering program during the nine months ended September 30, 2024.

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

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (thrombotic microangiopathy) and in agreement with the FDA, we have moved forward with the low dose (6.7e13 gc/kg). Additional safety measures were implemented and are reflected in the updated trial protocol for Phase I and the protocol for our ongoing pivotal Phase II study. These measures include exclusion of patients with end-stage heart failure, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

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

In January 2024, we received CTIS approval to include clinical trial sites in certain EU Member States. The global Phase 2 study is ongoing in the U.S. and EU.

Recently Achieved Milestones

On February 7, 2023, we announced that RP-A501 received RMAT designation from the FDA, and on May 31, 2023, we received PRIME designation from the EMA. On September 17, 2024, we announced completion of enrollment of N=12 patients in the Phase 2 study across sites in the US and EU. Dosing and follow-up is ongoing.

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

Recently Achieved Milestones

On June 8, 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations. On May 29, 2024, we announced receipt of Orphan Medicinal Product Designation from the European Commission. Enrollment in the U.S. Phase 1 study is completed.

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

Recently Achieved Milestones

Nonclinical, IND-enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

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

On April 2, 2024, we announced that the EMA accepted our MAA for RP-L102. Submission of a BLA on a rolling review basis was initiated on September 26, 2024.

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

In May 2024, we presented additional follow-up data at the ASGCT 27th Annual Meeting, which included 18-45 month follow-up data (data cut-off July 24, 2023). We continue to observe 100% survival in the absence of allogeneic transplant, and all patients enrolled at less than 12 months of age had surpassed 24 months without allogeneic transplant. When compared with pre-treatment history, data showed substantial decreases in the incidences of significant infections requiring hospitalization or intravenous antimicrobials, combined with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound repair capabilities. Furthermore, RP-L201 continued to be well tolerated with no new safety events related to the treatment.

Recently Achieved and Anticipated Milestones

A BLA filing for RP-L201 was accepted by the FDA with priority review in September 2023 with an initial Prescription Drug User Fee Act date of March 31, 2024. On February 13, 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying Chemistry, Manufacturing, and Controls information submitted by Rocket in response to FDA information requests. On June 28, 2024, we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. We are in the process of providing the additional requested information for review and approval is expected in 2025.

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

In February 2024, we presented further clinical updates at the ASGCT 27th Annual Meeting (data cut-off February 5, 2024), which included 36 months of follow-up on the two adult patients and 12 months of follow-up on the two pediatric patients. Sustained and clinically meaningful hemoglobin improvement was observed in all patients including hemoglobin normalization in three of four patients. No patients have required red blood cell transfusion following neutrophil engraftment. Improvements in hemoglobin supported by improved markers of hemolysis and quality of life have been observed. RP-L301 remains well-tolerated, with no drug-related serious adverse events. Insertion site analyses in the peripheral blood and bone marrow for both adult patients through 36 months post-RP-L301 continued to demonstrate highly polyclonal patterns with no clonal dominance or insertional mutagenesis.

Recently Achieved Milestones

In early 2023, we announced receipt of FDA regenerative medicine advanced therapy designation and EMA priority medicines designation for RP-L301 based on the robust efficacy observed in the Phase 1 treated patients.

We have reached agreement with FDA on study design of Phase 2 pivotal trial of RP-L301. Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point Hgb improvement at 12 months.

cGMP Manufacturing

Our 103,720 square foot manufacturing facility in Cranbury, New Jersey has been scaled up to manufacture AAV drug product for our Phase 2 pivotal study in DD. The facility also houses lab space for research & development and quality. We reached an understanding with the FDA on chemistry, manufacturing, and controls requirements to conduct AAV cGMP manufacturing at our in-house facility as well as potency assay plans for a Phase 2 pivotal trial in DD.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2024, we raised net cash proceeds of approximately $1.0 billion from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,442	$9,744	$18,912	$23,140
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	2,217	1,177	4,724	6,205
Leukocyte Adhesion Deficiency (LV) RP-L201	3,490	2,767	11,557	15,907
Fanconi Anemia (LV) RP-L102	3,421	6,109	12,856	19,397
Pyruvate Kinase Deficiency (LV) RP-L301	1,664	883	8,750	2,470
Other product candidates	2,435	827	7,728	4,259
Total direct expenses	19,669	21,507	64,527	71,378
Unallocated Expenses:
Employee compensation	$12,297	$12,085	$38,311	$34,982
Stock based compensation expense	4,789	4,673	14,311	13,130
Depreciation and amortization expense	1,522	1,761	4,542	4,081
Laboratory and related expenses	890	4,497	3,134	13,736
Professional fees	705	1,035	3,971	2,953
Other expenses	2,443	1,286	5,091	4,338
Total other research and development expenses	22,646	25,337	69,360	73,220
Total research and development expense	$42,315	$46,844	$133,887	$144,598

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

Interest Expense

Interest expense for the three and nine months ended September 30, 2024 and 2023 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the nine months ended September 30, 2024 compared to those disclosed in our 2023 Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$42,315	$46,844	$(4,529)
General and administrative	27,109	18,585	8,524
Total operating expenses	69,424	65,429	3,995
Loss from operations	(69,424)	(65,429)	(3,995)
Interest expense	(471)	(469)	(2)
Interest and other income, net	1,327	1,720	(393)
Accretion of discount on investments, net	1,849	2,279	(430)
Total other income, net	2,705	3,530	(825)
Net loss	$(66,719)	$(61,899)	$(4,820)

Research and Development Expenses

R&D expenses decreased $4.5 million to $42.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing development costs of $3.8 million, clinical trial costs of $1.6 million, and license expenses of $1.1 million. Decreases were partially offset by increases in direct material costs of $1.3 million and costs for professional fees and consultants of $0.7 million.

General and Administrative Expenses

G&A expenses increased $8.5 million to $27.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $6.2 million, compensation and benefit expenses of $0.9 million, non-cash stock compensation expense of $0.8 million, and legal expenses of $0.7 million.

Other Income, Net

Other income decreased $0.8 million to $2.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to a decrease in interest and other income, net, of $0.3 million, decrease in liability extinguishments of net $0.6 million, partially offset by less reduction in fair value of warrant liability of $0.1 million.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$133,887	$144,598	$(10,711)
General and administrative	76,624	51,782	24,842
Total operating expenses	210,511	196,380	14,131
Loss from operations	(210,511)	(196,380)	(14,131)
Interest expense	(1,413)	(1,405)	(8)
Interest and other income, net	6,650	4,474	2,176
Accretion of discount on investments, net	6,855	7,376	(521)
Total other income, net	12,092	10,445	1,647
Net loss	$(198,419)	$(185,935)	$(12,484)

Research and Development Expenses

R&D expenses decreased $10.7 million to $133.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing development and direct material costs of $17.4 million and costs for research agreements of $1.2 million. Decreases were partially offset by increases in the costs for professional fees and consultants of $4.9 million, non-cash stock compensation expense of $1.2 million, and compensation and benefit expenses of $1.0 million.

General and Administrative Expenses

G&A expenses increased $24.8 million to $76.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $15.7 million, legal expenses of $4.0 million, non-cash stock compensation expense of $2.2 million, and compensation and benefit expenses of $1.9 million.

Other Income, Net

Other income increased $1.6 million to $12.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in other income was primarily driven by an increase in interest income of $0.6 million and more reduction in fair value of warrant liability of $1.2 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $198.4 million for the nine months ended September 30, 2024, and $245.6 million for the year ended December 31, 2023. We have experienced negative cash flows from operations and as of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.16 billion and $959.4 million, respectively. As of September 30, 2024, we had $235.7 million of cash, cash equivalents and investments. We expect that in accordance with the current operating plan, which includes cost optimization and savings, such resources will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have funded our operations primarily through the sale of equity.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(162,782)	$(165,577)
Net cash provided by investing activities	169,577	42,739
Net cash provided by financing activities	2,890	208,010
Net increase in cash, cash equivalents and restricted cash	$9,685	$85,172

Operating Activities

During the nine months ended September 30, 2024, operating activities used $162.8 million of cash and cash equivalents, primarily resulting from our net loss of $198.4 million offset by net non-cash charges of $33.0 million, including non-cash stock-based compensation expense of $32.8 million, depreciation and amortization expense of $7.0 million, partially offset by accretion of discount on investments of $6.8 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2024 included an increase in accounts payable and accrued expenses of $5.3 million, an increase in our prepaid expenses of $1.0 million, and a decrease in other liabilities of $1.8 million.

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

Investing Activities

During the nine months ended ended September 30, 2024, net cash provided by investing activities was $169.6 million, primarily resulting from proceeds of $297.0 million from the maturities of investments, offset by purchases of investments of $121.8 million, and purchases of property and equipment of $5.6 million.

During the nine months ended ended September 30, 2023, net cash used in investing activities was $42.7 million, primarily resulting from proceeds of $237.0 million from the maturities of investments, offset by purchases of investments of $182.4 million, and purchases of property and equipment of $11.8 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $2.9 million, consisting of proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest in U.S. treasury securities, corporate and agency bonds, which as of September 30, 2024, were classified as available-for-sale securities. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our investment policy limits the amounts that we may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2024, the net effect on the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.5 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ROCKET PHARMACEUTICALS, INC.

November 7, 2024	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2024	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)