Form 10-K
period 2024-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2025-02-27
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.4 billion, based upon the closing price on the NASDAQ Global Market reported for such date.

As of February 21, 2025, there were 106,629,701 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days of the end of the period covered by this Annual Report on Form 10-K.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Annual Report, unless the context otherwise indicates. Throughout this Annual Report, we have used terms which are defined below:

AAV	Adeno-associated virus	GLP	Good Laboratory Practice
ACA	Affordable Care Act	GMP	Good Manufacturing Practice
ACM	Arrhythmogenic cardiomyopathy	HIPAA	Health Insurance Portability and Accountability Act
ASC	Accounting Standard Codification	HHS	U.S. Department of Health and Human Services
ASH	American Society of Hematology	HNJ	Hospital Infantil de Niño Jesús
ASGCT	American Society of Gene & Cell Therapy	HSCT	Hematopoietic stem cell transplant
BAG3	BLC2-associated athanogene 3	ICD	Implantable cardiac defibrillator
BAG3-DCM	BLC2-associated athanogene 3 mutations associated with dialted cardiomyopathy	IND	Investigational New Drug application
BLA	Biologics License Application	IBC	Institutional biosafety committee
BNP	Brain natriuretic peptide	IPR&D	In process research and development
CAT	Committee for Advanced Therapies	KCCQ	Kansas City Cardiovascular Questionnaire
CHF	Congestive heart failure	LAD-I	Leukocyte Adhesion Deficiency-I
CHMP	Committee for Medicinal Products for Human Use	LAMP2	Lysosome-associated membrane protein 2
cGMP	Current Good Manufacturing Practice	LV	Lentiviral vector
cGTP	Current Good Tissue Practice	MAA	Marketing Authorization Application
CIBER	Centro de Investigación Biomédica En Red	MHRA	Medicines and Healthcare Products Regulatory Agency
CIEMAT	Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas	NIH	National Institutes for Health
CIEMAT Group	CIEMAT, CIBER and FIISFJD	NYHA	New York Heart Association
CIRM	California Institute for Regenerative Medicine	Offering	Equity offering on December 12, 2024
CMC	Chemistry Manufacturing Controls	PKD	Pyruvate Kinase Deficiency
CMS	Centers for Medicare & Medicaid Services	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CODM	Chief Operating Decision Maker	PRIME	Priority Medicines
CCPA	California Consumer Privacy Act	Private Placement	Issuance of warrants on December 12, 2024
CRL	Complete Response Letter	R&D	Research and development
CRO	Contract research organization	PRIME	Priority Medicines
Cowen	Cowen and Company, LLC	RBC	Red blood cell
CTIS	Clinical Trials Information Systems	REMS	Risk Evalation and Mitigation Strategy
DCM	Dilated cardiomyopathy	RGNX	REGENXBIO Inc
DD	Danon Disease	Renovacor	Renovacor, Inc. acquired on December 1, 2022
DNA	Deoxyrubonucleic acid	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted stock unit
ESB Lease Agreement	Office lease in the Empire State Building in NYC	RTW	RTW Investments, L.P
ESG	Environmental, Social and Governance	SCD	Sudden cardiac death
EU	European Union	SEC	Securities and Exchange Commission
FA	Fanconi Anemia	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
FANCA	Fanconi Anemia Complementation Group A	UCLA	University of California, Los Angeles
FDA	U.S. Food and Drug Administration	UCLB	UCL Business PLC
FDCA	Federal Food, Drug and Cosmetic Act	UCSD	The Regents of the University of California, San Diego
FIBHNJS	Fundación para la Investigacion Biomédica del Hospital del Nino Jesus	UPC	Unitary Patent Court
FIISFJD	Fundacion Instituto de Investigación Sanitaria Fundacion Jiménez Díaz	U.S.	United States
GCP	Good Clinical Practices	U.S. GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation	USPTO	U.S. Patent and Trademark Office

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
•
We may never obtain approval for any of our product candidates in the U.S. or the EU, or other jurisdictions, which would limit our ability to realize our full market potential.
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
•
Disruptions at the FDA and other government agencies caused by funding shortages, Executive Orders, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
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

We have two clinical stage and one pre-clinical stage in vivo adeno-associated viral (AAV) programs in the U.S., which include programs for:

•
Danon disease (DD), a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial (RP-A501);
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy (PKP2-ACM), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601); and
•
BAG3 Dilated Cardiomyopathy (BAG3-DCM), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. Our program utilizes recombinant adeno-associated virus serotype 9 (AAV9)-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD. Completion of enrollment in this study was announced in September 2024, and dosing and follow-up are ongoing. We have received FDA clearance of an investigational new drug (IND) application for RP-A601, and we have initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

We also have three clinical-stage ex vivo lentiviral (LV) programs, which include programs for:

•
Leukocyte Adhesion Deficiency-I (LAD-I), a genetic disorder that causes the immune system to malfunction (RP-L201);
•
Fanconi Anemia (FA), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells (RP-L102); and
•
Pyruvate Kinase Deficiency (PKD), a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia (RP-L301).

In September 2023, the U.S. Food and Drug Administration (FDA) accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. In June 2024, we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of complete BLA to resolve Complete Response Letter anticipated in 2025. With respect to RP-L201, treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated in September 2024. In April 2024, the European Medicines Agency (EMA) accepted our Marketing Authorization Application (MAA) for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. With respect to RP-L301, we have reached agreement with the FDA on the study design of the Phase 2 pivotal trial for RP-L301, our ex vivo LV-based program targeting PKD. While the Phase 2 RP-L301 study is ready for patient enrollment, we are currently focusing our resources on other programs and have not initiated enrollment in the Phase 2 RP-L301 study.

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

Strategy

We seek to bring hope and relief to patients with devastating, undertreated and rare pediatric diseases through the development and commercialization of potentially curative first in class gene therapies. As a fully-integrated biotechnology company, we are well positioned to achieve these objectives. In the near and medium-term, we intend to develop our first-in-class product candidates, which target devastating diseases with substantial unmet need, develop proprietary in-house analytics and manufacturing capabilities and continue to conduct registration trials for our currently planned programs. In the medium and long-term, pending favorable data, we expect to submit BLAs for the rest of our suite of clinical programs, and establish our gene therapy platform and expand our pipeline to target additional indications that we believe to be potentially compatible with our gene therapy technologies. In addition, during that time, we believe that our currently planned programs will become eligible for priority review vouchers from the FDA that provide expedited review. We have assembled a leadership and research team with expertise in cell and gene therapy, rare disease drug development, product approval and commercial launches.

We believe that our competitive advantage lies in our disease-based selection approach, a rigorous process to identify target diseases and ability to develop products to treat identified target diseases. We believe that this approach to asset development differentiates us as a gene therapy company and potentially provides us with a first-mover advantage and first-to-market of meaningful treatments for devastating, undertreated, and rare pediatric diseases.

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

Cardiovascular Programs

Danon Disease

DD is a multi-organ lysosomal-associated disorder leading to early death due to heart failure. DD is caused by mutations in the gene encoding lysosome-associated membrane protein 2, a mediator of autophagy. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscle. Male patients often require heart transplantation and typically die in their teens or twenties from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of CHF are not believed to modify progression to end-stage CHF. Patients with end-stage CHF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. RP-A501 is in clinical trials as an in vivo therapy for DD, which is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and the EU.

DD is an X-linked dominant, monogenic rare inherited disorder characterized by progressive cardiomyopathy which is almost universally fatal in males even in settings where cardiac transplantation is available. The causative mutation has been identified in the gene encoding for lysosome-associated membrane protein (LAMP2), and in particular the LAMP2B version of the gene which is primarily expressed in heart, skeletal muscle and brain tissue. This results in accumulation of autophagosomes and glycogen, particularly in cardiac muscle and other tissues, which ultimately leads to heart failure. DD predominantly affects males early in life and is characterized by absence of LAMP2B expression in the heart and other tissues. Preclinical models of DD have demonstrated that AAV-mediated transduction of the heart results in reconstitution of LAMP2B expression and improvement in cardiac function.

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

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (thrombotic microangiopathy) and in agreement with the FDA, we have moved forward with the low dose (6.7e13 gc/kg). Additional safety measures were implemented and are reflected in the updated trial protocol for Phase 1 and the protocol for our ongoing pivotal Phase 2 study. These measures include exclusion of patients with end-stage heart failure, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

We conducted a variety of efficacy assessments in the Phase 1 clinical study to measure the prospect of benefit for patients. These assessments included the following:

•
NYHA Functional Classification is the most commonly used heart failure classification system. NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. Class I is where a patient exhibits no limitation of physical activity and ordinary physical activity does not cause undue fatigue, palpitation and/or dyspnea. Class III and IV are considered more severe or advanced heart failure.
•
BNP is a blood-based evaluation and a key marker of heart failure with prognostic significance in CHF and cardiomyopathies. Elevations in BNP are strongly associated with worsening heart failure and poor outcomes in cardiovascular disease.
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
•
KCCQ is a validated, patient-reported outcomes assessment that measures a patients perception of their heart failure symptoms, impact of disease on physical and social function, and the impact of their heart failure on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ score of +/- 5 points are considered meaningful and have been shown to correlate with heart failure outcomes.
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

In November 2024, we announced positive results and presented long-term safety and efficacy results of the Phase 1 study at the American Heart Association’s 2024 Late-Breaking Science sessions and simultaneously published these data in the New England Journal of Medicine. The long-term safety and efficacy results from the Phase 1 RP-A501 study showed that RP-A501 was generally well tolerated and all evaluable Danon disease patients demonstrated LAMP2 protein expression at 12 months (sustained up to 60 months) and reduction of left ventricular (LV) mass index by ≥10% at 12 months (sustained up to 54 months) after treatment.

RP-A501 Phase I Study: Sustained LAMP2 Expression in Cardiomyocytes

Durable myocardial LAMP2 protein expression seen in all patients

Myocardial LAMP2 Protein Expression

Cohort	Patient	BL	M6	M12	M18	M24	M30	M36	M60‡
6.7 × 10^{13} GC/kg Adult/adolescent	1001	0	⊕⊕	⊕	NP	NP	0*	0*	⊕⊕⊕‡
	1002	0	NP	⊕⊕⊕	⊕⊕	⊕⊕	⊕⊕	⊕⊕	
	1005	0	NP	⊕⊕†	NP	⊕	⊕	⊕	
1.1 × 10^{14} GC/kg Adult/adolescent[a]	1006	0	⊕	⊕	⊕	⊕	NP	⊕⊕⊕	
6.7 × 10^{13} GC/kg Pediatric	1008	0	⊕⊕	⊕	NP	⊕⊕	Visits Pending		
	1009	0	⊕	⊕⊕	NP	⊕⊕⊕			

†Reflects patient 1005 9M visit biopsy as 12M biopsy not performed
‡ Preliminary assessment of biopsy from 1001 Y5 visit with updated IHC assay

Legend: IHC Staining Grade (% Positive Cardiomyocytes)

0 = no staining | ⊕ = 1 (≤25%) | ⊕⊕⊕ = 3 (51%–74%)
NP = not performed | ⊕⊕ = 2 (26%–50%) | ⊕⊕⊕⊕ = 4 (≥75%)

Representative LAMP2 IHC Images

Pre-infusion Visit 0
Post-infusion Visit 1
Post-infusion Visit 2
Post-infusion Visit 3
6.7 × 10¹³ GC/kg Adult/adolescent, N=3
1002
M12
M24
M36
1005
M9
M24
M36
6.7 × 10¹³ GC/kg Pediatric, N=2
1008
M6
M12
M24
1009
M6
M12
M24

Data up to month 36 timepoint published in *New England Journal of Medicine* (Greenberg et al 2024; (DOI: 10.1056/NEJMoa2412392); Month 60 data for patient 1001 confirmed after manuscript submission
a. Patient 1007 had LV systolic dysfunction (LVEF <40%) at enrollment and had progressive heart failure requiring transplantation 5m following RP-A501 treatment; this patient is currently stable 3 years post-transplant.
Note: Grading of LAMP2 protein expression by IHC was done by a board-certified pathologist in a blinded fashion. The semi-quantitative grading reflects the extent of LAMP2 protein expressing cardiomyocytes in the entirety of biopsy sample according to the scale: Grade 0, negative staining; Grade 1 = < 25%; Grade 2 = 26%-50%; Grade 3 = 51%-74%; Grade 4 = >75%.
IHC=immunohistochemistry; LAMP2=lysosome-associated membrane protein 2; M=month(s); VCN=vector copy number.
*Patient 1001 demonstrated Grade 0 LAMP2 protein IHC staining at the 30- and 36- month assessments, however, patient 1001's LAMP2B vector RNA and DNA (VCN) levels have persisted through 36 months of follow-up.

The safety and preliminary efficacy of RP-A501 was evaluated in a single-arm, open-label, multi-center Phase 1 study in male patients with Danon disease. Five patients [pediatric (n=2) and adult/adolescent (n=3)] were treated with the low dose (6.7 x 1013 GC/kg), and 2 adult/adolescent patients were treated with the high dose (1.1 x 1014 GC/kg). Data from the Phase 1 study (cut-off April 19, 2024) showed that RP-A501 in conjunction with a transient immunomodulatory regimen was generally well tolerated. Evidence of sustained clinically meaningful improvement was observed in pediatric patients followed up to 24 months and adult/adolescent patients followed up to 60 months.

RP-A501 Phase I Study: Benefit Observed Across All Key Parameters

Early LAMP2, BNP, TnI changes associated with sustained clinical improvement and guided Phase 2 endpoint selection

Cohort	Patient	Age at Most RV (y)	Most Recent Visit (mo)	LVEF BL to RV (%)	Δ LVMI,* BL to RV ($g/m^{2.7}$)	Δ IVSd, BL to RV (mm)	Δ LVPWd, BL to RV (mm)	Δ NT-proBNP, BL to RV (ng/L)	Δ cTnI,† BL to RV (ng/mL)	Δ NYHA Class	Δ KCCQ-12 OS, BL → RV
1:Low Dose Adult/ Adolescent	1001	22.3	54	57 to 64	-33%, 85 to 56.9	-6%, 19.8 to 18.6	-20%, 18.8 to 15	-17%, 336 to 279	-99% 0.6 to 0.01	II to I	+52, 44 to 96
	1002	24.9	54	55 to 66	-48%, 260.2 to 135.3	-52%, 60.1 to 28.6	-49%, 39.1 to 19.8	-93%, 5119 to 351	-96%, 1.46 to 0.06	II to I	+27, 64 to 91
	1005	21.8	42	65 to 59	-11%, 98.2 to 87.3	-10%, 30.9 to 27.8	-27%, 32.1 to 23.4	+16%, 841 to 975	-33%, 0.28 to 0.19	II to I	+7, 77 to 84
2:High Dose Adult/ Adolescent	1006	23.9	36	62 to 51	-7%, 68.6 to 63.6	+5%, 18.0 to 19.0	-27%, 24.0 to 17.4	-65%, 720 to 249	-39%, 0.47 to 0.29	II to I	+9, 79 to 89
3:Low Dose Pediatric	1008	14.4	24	74 to 78	-38%, 141.5 to 87.8	-19%, 42.4 to 34.2	+1%, 22.8 to 23.1	-78%, 1629‡ to 360‡	-85%, 1.78 to 0.27	II to I	+27, 50 to 77
	1009	13.7	24	77 to 77	-13%, 82.0 to 71.2	+12%, 18.5 to 20.8	-3%, 14.9 to 14.4	-48%, 1912 to 998	-82%, 1.08 to 0.20	II to I	+30, 52 to 82

* Centrally evaluated (blinded) MRI data were utilized for LVMI when available. All other measurements of cardiac structure and function reflect centrally evaluated (blinded) echocardiogram data.
† Central laboratory assessment of cTnI were performed on cryopreserved and non-cryopreserved samples. Values for cTnI from high-sensitivity and earlier tests. high-sensitivity and earlier assay are expressed in ng/mL.

Improved | Stabilized | Worsened

Data published in the *New England Journal of Medicine* (Greenberg et al 2024; (DOI: 10.1056/NEJMoa2412392); Data cut-off: April 19, 2024.
BL=Baseline; BNP=Brain Natriuretic Peptide; cTnI=cardiac troponin I; ICD=Implantable Cardioverter Defibrillator; IVSd=Intraventricular Septum in diastole; KCCQ=Kansas City Cardiomyopathy Questionnaire; NT-Pro-BNP=N-terminal pro–B-type natriuretic peptide; NYHA=New York Heart Association; LV=Left Ventricle; LVEF=Left Ventricular Ejection Fraction; LVMI=Left Ventricular Mass Index, LVPWd=Left Ventricular Posterior Wall in diastole, RV=(Most) Recent Visit.

All evaluable patients in the Phase 1 trial demonstrated:

•
Cardiac LAMP2 protein expression at 12 months and thereafter;
•
Reduction or stabilization of LV mass index – the median reduction from baseline to most recent visit of 24% (for the ongoing pivotal Phase 2 trial, a 10% reduction in LV mass index and positive protein expression of Grade 1 or more are co-primary endpoints);
•
Preservation of normal LV ejection fraction (LVEF);
•
Reduction or stabilization of cardiac biomarkers (median cTnI and NTproBNP reductions of 84% and 57%, respectively);
•
Improvement in New York Heart Association class from Class II at baseline to Class I at most recent follow-up visit; NYHA Class I reflects the absence of clinical signs of heart failure;
•
Improvements in Kansas City Cardiomyopathy Questionnaire quality-of-life (median improvement of 27 points) scores that persisted up to 54 months of follow-up; and
•
Preliminary long-term follow-up assessments for Patient 1001 were positive for immunohistochemical staining and appear to show Grade 3 expression in the heart at the five-year timepoint. These are preliminary results with a formal update to be presented at an upcoming medical conference in 2025.

RP-A501 Phase 1 Study: Sustained Improvements in LV Mass Index

LVMI % Change from Baseline

Baseline
M6
M9
M12
M18
M24
M30
M36
M42
M48
M54
30%
10%
-10%
-30%
-50%
-70%
1001*
1002
1005
1006*
1008
1009*

LVMI % Change: Baseline to 12m†

1001*
1002
1005
1006*
1008
1009*
M12
M18†
M9†
M12
M12
M12
-16%
-14%
-10%
-11%
-32%
-15%

LVMI % Change: Baseline to Most Recent Visit*

1001*
1002
1005
1006*
1008
1009*
M48
M54
M42
M36
M24
M24
-27%
-48%
-11%
-7%
-38%
-13%

All patients showed ≥10% LVMI decrease at ~12m; improved or sustained at most recent visit

Data published in the *New England Journal of Medicine* (Greenberg et al 2024; (DOI: 10.1056/NEJMoa2412392); Data cut-off: April 19, 2024.
* Where possible, cardiac MRI assessments shown (patients 1001, 1006, and 1009); otherwise, echocardiogram data presented. All assessments were conducted by a single reviewer blinded to both patient and timepoint, except for Patient 1001 cardiac MRI data, which includes reads from multiple reviewers (note, these data not included in *NEJM* publication). Patient 1001 most recent visit with MRI assessment was at 48m
† Utilized 9m or 18 m data when 12m assessment was not done.
LVMI, left ventricular mass index; MRI, magnetic resonance imaging; m, month(s).

Results from the Phase 1 DD trial represent one of the most comprehensive investigational gene therapy datasets for any cardiac condition. RP-A501 was generally well tolerated with evidence of durable treatment activity and improvement of DD for both pediatric patients with up to nine months of follow-up and four adult/older adolescent patients with up to 54 months of follow-up. All adult/older adolescent and pediatric patients who received a closely monitored immunomodulatory regimen showed improvements across tissue, laboratory, and imaging-based biomarkers, as well as in NYHA class (from II to I) and KCCQ scores with follow-up of 24 to 54 months.

In September 2023, we announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for DD. The global, single-arm, multi-center Phase 2 pivotal trial will evaluate the efficacy and safety of RP-A501 in 12 patients with DD, including a pediatric safety run-in (n=2), with a natural history comparator and a dose level of 6.7 x 1013 GC/kg.

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

Drug product for the Phase 2 study is being produced in-house in our GMP manufacturing facility in Cranbury, NJ. We have successfully produced multiple commercial-grade Danon AAV cGMP batches since 2022. These batches have superior specifications to Phase 1 material in both titer and full versus empty particles. We believe the improved quality of our in-house manufactured product will allow for full dosing with lower total viral particles, potentially further optimizing the safety profile of RP-A501. Furthermore, we have reached agreement with the FDA on the continued utilization of HEK-293 cell-based process through commercialization, our comparability approach and our potency assay.

Recently Achieved Milestones

In February 2023, we announced that RP-A501 received RMAT designation from the FDA, and in May 2023, we received PRIME designation from the EMA. In September 2024, we announced completion of enrollment of 12 patients in the Phase 2 study across sites in the U.S. and EU. Dosing and follow-up is ongoing.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Arrhythmogenic cardiomyopathy (ACM) is an inheritable cardiac disorder that is characterized by a high propensity for arrhythmias and sudden death, a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, and fibrofatty replacement of the myocardium. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was termed arrhythmogenic right ventricular dysplasia/cardiomyopathy. However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. PKP2 is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of PKP2 in the myocardium. Mean presentation is at the age of 35, and patients have a very high lifetime risk of ventricular arrhythmias, structural ventricular abnormalities, and sudden cardiac death (SCD).

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease, and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an ICD for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage heart failure. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage heart failure are considered for cardiac transplantation which, while curative of underlying disease, is itself associated with significant morbidity and mortality. Hence there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and EU.

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

In May 2023, we presented preclinical efficacy data for RP-A601 at the American Society of Gene and Cell Therapy 26th Annual meeting. Nonclinical studies of RP-A601 demonstrated efficacy in altering the natural history of PKP2-driven ACM. 100% of PKP2 conditional knockout (cKO) animals treated with the study drug exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement/fibrosis of the myocardium, preserved left ventricular function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month. These results were published in January 2024 in the journal Circulation: Genomic and Precision Medicine.

We have initiated a multi-center Phase 1 study for RP-A601. The multi-center Phase 1 dose escalation trial is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. The study will assess the impact of RP-A601 on PKP2 myocardial protein expression, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and sudden cardiac death. Patients in the dose-escalation trial will receive a single dose of RP-A601. The starting dose will be 8 x 1013 GC/kg.

Recently Achieved Milestones

In June 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations. In May 2024, we announced receipt of Orphan Medicinal Product Designation from the European Commission. Enrollment in the U.S. Phase 1 study is completed.

BAG3 Dilated Cardiomyopathy

DCM is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. A familial association of DCM can be identified in 20-50% of DCM patients, with up to 40% of familial patients having an identifiable genetic cause. Mutations in the BAG3 gene (BCL-2-associated athanogene 3) are among the more common pathogenic genetic variants observed in familial DCM and these variants are highly penetrant, with approximately 80% of individuals with disease-causing genetic variants in the BAG3 gene developing DCM at > 40 years of age. BAG3 protein is associated with a variety of cellular functions including cardiac contractility, protein quality control (as a co-chaperone), cardiomyocyte structural support and anti-apoptosis. BAG3 associated dilated cardiomyopathy (BAG3-DCM) leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. We estimate that the prevalence of BAG3-associated DCM in the U.S. to be as many as 30,000 individuals.

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

In December 2022, we completed our acquisition of Renovacor which provided the Company with Renovacor’s recombinant AAV9-based gene therapy program designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3-DCM. Initial proof of concept for AAV9-BAG3 has been demonstrated in studies of BAG3-knockout mouse models, which show treated mice have improved ejection fraction versus untreated knockout mice and comparable ejection fraction to walk test controls at timepoints 4- and 6-weeks post injection.

Recently Achieved Milestones

Nonclinical, IND-enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

Hematology Programs

Introduction to Hematology Programs

Each of our hematology programs utilizes third-generation, self-inactivating LV to correct defects in patients’ HSCs, which are the cells found in bone marrow capable of generating blood cells over a patient’s lifetime. Defects in the genetic coding of HSCs can result in severe, and potentially life-threatening anemia, when a patient’s blood lacks enough properly functioning red blood cells to carry oxygen throughout the body. Stem cell defects can also result in severe and potentially life-threatening decreases in white blood cells, which may result in susceptibility to infections, and in platelets responsible for blood clotting, which may result in severe and potentially life-threatening bleeding episodes.

Fanconi Anemia Complementation Group A

FA, a rare and life-threatening DNA-repair disorder, generally arises from a mutation in a single FA gene. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow. An estimated 60% to 70% of cases arise from mutations in the FANCA gene, which is the focus of our program. FA frequently results in bone marrow failure, developmental abnormalities, acute myeloid leukemia, and other myeloid dysplastic syndrome types of blood cancers, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 4,000 patients in total.

Although improvements in allogeneic (donor-mediated) HSCT, currently the most frequently utilized therapy for FA, have resulted in frequent hematologic correction of the disorder, HSCT is associated with both acute and long-term risks, including transplant-related mortality, graft failure, and graft versus host disease, a sometimes fatal side effect of allogeneic transplant characterized by painful ulcers in the GI tract, liver toxicity and skin rashes, as well as increased risk of subsequent cancers. Our gene therapy program in FA is designed to enable a minimally toxic hematologic correction using a patient’s own stem cells early in the disease course and administered without conditioning. We believe that the development of a broadly applicable autologous gene therapy can be transformative for these patients. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

We currently have one ex vivo LV-based program targeting FA, RP-L102. Our Phase 2 registrational enabling clinical trials treating FA patients with RP-L102 at the Center for Definitive and Curative Medicine at Stanford University School of Medicine, Great Ormond Street Hospital in London and Hospital Infantil de Nino Jesus in Spain has completed treatment. The trial has treated a total of 12 patients from the U.S. and EU. Two additional patients were treated in the U.S. Phase 1 study at Stanford such that a total of 14 patients have received RP-L102 on Rocket-sponsored clinical trials. Patients received a single intravenous infusion of RP-L102 that utilizes fresh cells and an improved process which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product.

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for our ongoing Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

In May 2023, we presented updated clinical data for RP-L102 at the ASGCT 26th Annual Meeting. As of the data cut-off (April 17, 2023), RP-L102 conferred sustained genetic correction in 8 of 12 evaluable patients and comprehensive phenotypic correction in 7 of 12 evaluable patients with ≥12 months of follow up as demonstrated by increased resistance to mitomycin-C in bone marrow-derived colony forming cells and hematologic stabilization. The safety profile of RP-L102 has been highly favorable, and the treatment, administered without any cytotoxic conditioning, has been well tolerated. No signs of bone marrow dysplasia, clonal dominance or insertional mutagenesis related to RP-L102 have been observed. Polyclonal integration patterns have been observed in each of the seven patients with phenotypic, genetic, and hematologic evidence of engraftment.

In May 2024, we provided an incremental clinical update at the ASGCT 27th Annual Meeting (data cut-off September 11, 2023). RP-L102 continued to demonstrate sustained genetic correction, phenotypic correction, and hematologic stability in 8 of 12 patients with greater than 12 months of follow-up. RP-L102 continued to be well tolerated with no significant safety signals.

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

We currently have one ex vivo program targeting LAD-I, RP-L201. UCLA and its Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research served as the lead U.S. clinical research center, and Hospital Infantil Universitario Niño Jesús (HNJ) and Great Ormond Street Hospital (GOSH) served as the lead clinical sites in Spain and United Kingdom, respectively for the global registrational clinical trial for LAD-I. This study has received a $5.9 million CLIN2 grant award from the CIRM to support the clinical development of gene therapy for LAD-I.

The open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 has treated 9 severe LAD-I patients to assess the safety and tolerability of RP-L201. The first patient was treated at UCLA with RP-L201 in the third quarter of 2019. Enrollment is complete in both the Phase 1 and 2 portions of the study.

In May 2024, we presented additional follow-up data at the ASGCT 27th Annual Meeting, which included 18-45 month follow-up data (data cut-off July 24, 2023). We continued to observe 100% survival in the absence of allogeneic transplant, and all patients enrolled at less than 12 months of age had surpassed 24 months without allogeneic transplant. When compared with pre-treatment history, data showed substantial decreases in the incidences of significant infections requiring hospitalization or intravenous antimicrobials, combined with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound repair capabilities. Furthermore, RP-L201 continued to be well tolerated with no new safety events related to the treatment.

Recently Achieved and Anticipated Milestones

A BLA filing for RP-L201 was accepted by the FDA with priority review in September 2023 with an initial Prescription Drug User Fee Act date of March 31, 2024. In February 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying CMC information submitted by us in response to FDA information requests. In June 2024, we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of complete BLA to resolve Complete Response Letter anticipated in 2025.

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

We currently have one clinical stage ex vivo LV-based program targeting PKD, RP-L301.

We are conducting a global Phase 1 open-label, single-arm, clinical study with 2 adult patients and 2 pediatric patients (age 8-17) currently enrolled in the U.S. and Europe for assessing the safety, tolerability, and preliminary activity of RP-L301. Stanford serves as the lead site in the U.S. for adult and pediatric patients, HNJ serves as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz serves as the lead site in Europe for adult patients. Both adult and pediatric enrollment is completed in the Phase 1 study.

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

Recently Achieved Milestones

In May 2023, we announced receipt of FDA RMAT designation and in August 2023, we announced EMA PRIME designation for RP-L301 based on the robust efficacy observed in the Phase 1 treated patients.

We have reached agreement with FDA on study design of Phase 2 pivotal trial of RP-L301. Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point Hgb improvement at 12 months.

cGMP Manufacturing

We have a 103,720 square foot manufacturing facility located in Cranbury, New Jersey. This facility supports clinical development of our growing pipeline of LV and AAV gene therapies from discovery through pivotal trials, with space for potential future expansion and commercialization.

Future Opportunities

In addition to the programs specified in this Annual Report, we are also conducting exploratory preclinical research and development to expand potential applications of proprietary LV and/or AAV program platforms. Research focus areas include the development of new candidates for the treatment of additional monogenic rare genetic diseases.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of February 21, 2025, our patent portfolio includes both owned and in-licensed patent families relating to our product candidates and related technologies, discussed more fully below.

Fanconi Anemia

Our FA patent portfolio includes granted patents in Australia, Japan, South Korea, and Russia and pending applications in the U.S., Europe, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing FA complementation group genes and methods for using such vectors to provide gene therapy in mammalian cells for treating FA. These applications were exclusively in-licensed from CIEMAT, CIBER, FIISFJD, and FIBHNJS. We expect any patents in this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

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

Leukocyte Adhesion Deficiency

Our patent portfolio includes a granted patent in Russian and pending patent applications in the U.S., EU, Japan, China and other countries with claims directed to transduction of allogeneic HSCT, which may be relevant to our LAD-I program. We expect any patents arising from these patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039, absent any patent term adjustments or extensions.

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

On October 12, 2023, the Company filed an action in the U.S. District Court for the Southern District of New York against Lexeo Therapeutics, Inc., Kenneth Law, and Sonia Gutierrez, Case No. 23-cv-9000 (PKC). The Company asserted claims for trade secret misappropriation, breach of contract, tortious interference with contract, and unjust enrichment. The defendants have moved to dismiss all claims. The Court denied the motions to dismiss as to the trade secret misappropriation, breach of contract, and tortious interference with contract claims. On August 28, 2024, Lexeo Therapeutics, Inc. asserted counterclaims against the Company for trade secret misappropriation, breach of contract, correction of inventorship, and tortious interference with contract. The Court has not set a trial date. The Company intends to vigorously pursue this action and vigorously defend against all counterclaims.

On December 31, 2024, the Company filed an action in the U.S. District Court for the District of Oregon against Brian C. Beard and Little Whiskers, LLC, Case No. 3:24-cv-02170-SI. The Company asserted claims for trade secret misappropriation and breach of contract. The Company intends to vigorously pursue this action.

Material Contracts

License Agreements for PKD with CIEMAT Group

In March 2016, we entered into a license agreement with CIEMAT Group, granting us worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human PKLR gene solely within the field of treating PKD. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, we are obligated to pay CIEMAT Group an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. We are responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with CIEMAT Group. We also have the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT. For five years following the effective date of the license agreement, we had a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT Group at market value. We are obligated to license (without charge) to CIEMAT Group for non-commercial use any improvements to the licensed intellectual property that we create.

As consideration for the licensed rights, we paid CIEMAT Group an initial upfront license fee of €0.03 million (approximately $0.03 million) which was expensed as research and development costs. We are obligated to make aggregate milestone payments of up to €1.4 million (approximately $1.5 million) to CIEMAT Group upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the PKD license, we are obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by us or our sublicensees or affiliates. In the event that we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

We may terminate this agreement at any time by providing CIEMAT Group with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

License Agreement for FA with CIEMAT Group and FIBHNJS

In July 2016, we entered into a license agreement with CIEMAT Group and FIBHNJS granting us worldwide, exclusive rights to certain patents, know-how, data and other intellectual property relating to LVs containing the FANCA gene solely within the field of human therapeutic uses of VSV-G packaged integration component LVs for FA type-A gene therapy. This license is only sublicensable with the prior consent of CIEMAT Group and FIBHNJS, not to be unreasonably withheld. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, we are obligated to pay CIEMAT Group and FIBHNJS an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, regulatory and financing milestone payments, and sublicense revenue payments. We are responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with CIEMAT Group and FIBHNJS. We also have the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT Group and FIBHNJS. For five years following the effective date of the license agreement, we have a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT Group and FIBHNJS at market value. We are obligated to license (without charge) any improvements to the licensed intellectual property that we create to CIEMAT Group and FIBHNJS for non-commercial use.

As consideration for the licensed rights, we paid CIEMAT Group and FIBHNJS an initial upfront license fee of €0.1 million (approximately $0.1 million), which was expensed as R&D costs. We are obligated to make aggregate milestone payments of up to €5.0 million (approximately $5.5 million) to CIEMAT Group and FIBHNJS upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the license, we are obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by us or our sublicensees or affiliates. In the event that we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

We may terminate this agreement at any time by providing CIEMAT Group and FIBHNJS with 90 days’ advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

License Agreement for LAD-I with CIEMAT Group and UCLB

We entered into a license agreement in November 2017, effective September 2017, with CIEMAT Group and UCLB, “Licensors”), granting us worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, we are obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. We are responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with Licensors. We also have the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, we have a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. We are obligated to license (without charge) any improvements to the licensed intellectual property that we create to Licensors for non-commercial use.

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

License Agreement for DD with UCSD

In February 2017, we entered into a license agreement with The Regents of the University of California, represented by its San Diego campus, under which UCSD granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights for the treatment of lysosomal storage diseases, including DD. In exchange for the license, we became obligated to make an up-front payment, certain clinical and commercial milestone payments, royalty payments (on net sales of products covered by a valid claim within the licensed intellectual property), maintenance fees and sublicense revenue payments. We paid an upfront license fee of $0.05 million and are obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of DD. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, we are obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If we enter into a sublicense agreement with a sublicensee, we will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. We are also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement.

The term of the license agreement with UCSD is through the expiration of the licensed patents, some of which are still in the pending application phase.

License Agreement for DD with RGNX

On November 19, 2018, we entered into a license agreement with RGNX, pursuant to which we obtained an exclusive license for all U.S. patents and patent applications related to RGNX’s NAV AAV-9 vector for the treatment of DD in humans by in vivo gene therapy using AAV-9 to deliver any known LAMP2 transgene isoforms and all possible combinations of LAMP2 transgene isoforms, as well as an exclusive option to license all U.S. patents and patent applications for two additional NAV AAV vectors.

In consideration for the rights granted to us under the license agreement, we made an upfront payment to RGNX of $7.0 million which was expensed to research and development costs in the 2018 consolidated statement of operations. A fee of $2.0 million per additional vector would be due if we exercise our option right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of licensed products incorporating the licensed patents during the royalty term. If successful, we will be required to make milestone payments to RGNX of up to $13.0 million for each licensed product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, we shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a licensed product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. We must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. We paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first DD patient in 2019 and a $2.0 million license fee payment upon initiation of a Phase 2 pivotal trial in 2023. There were no additional milestones achieved or related payments made during the years ended December 31, 2024 and 2023.

License Agreement for BAG3 with Temple University

On December 1, 2022, we acquired Renovacor, including a license agreement for BAG3 with Temple University. The license agreement provides for royalties payable to Temple University in the low-single digits on net sales of licensed products during the royalty term. If successful, we will be required to make milestone payments to Temple University of up to $19.25 million upon achievement of specific clinical development and regulatory milestones.

At-the-Market Offering Program

On February 28, 2022, we entered into a sales agreement (the “Sales Agreement”), with Cowen with respect to an at-the-market offering program pursuant to which we could offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million through Cowen as our sales agent. The shares offered and sold under the Sales Agreement were offered and sold pursuant to a shelf registration statement on Form S-3 that expired in September 2024 after three years in accordance with the Commission’s rules. As a result of the expiration of such registration statement, the at-the-market offering program in not currently available to us. We may consider reactivating the at-the-market offering program in the future.

We sold a total of 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million, for net proceeds of $63.8 million. We did not sell any shares under the at-the-market offering program during the year ended December 31, 2024. During the year ended December 31, 2023, we sold 0.9 million shares for gross proceeds of $17.8 million, less commissions of approximately $0.6 million, for net proceeds of $17.2 million.

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

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, and biologics under the Public Health Service Act, the regulations promulgated under both laws and other federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties, or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Within the FDA, the FDA’s Center for Biologics Evaluation and Research regulates gene therapy products and has published guidance documents with respect to the development of these types of products. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:

•
completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to GLP, or other applicable regulations;
•
submission of an IND, which allows clinical trials to begin unless FDA objects within 30 days;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices, which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected, and that the integrity of the data is maintained;
•
preparation and submission to the FDA of a BLA;
•
submission of a user fee for FDA review of the BLA;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with cGMP requirements, and if applicable, the FDA’s cGTP requirements, and of selected clinical trial sites to assess compliance with GCP requirements; and
•
FDA approval of a BLA which must occur before a biologic can be marketed or sold.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the U.S., certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, as set forth in the National Institutes for Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

A separate submission to the existing IND must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board for each site at which the clinical trial will be conducted must review and approve the clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, or Institutional Review Board, or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

The FDA also has authority to require a REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA submission. The need for a REMS is determined as part of the review of the BLA. Based on statutory standards, elements of a REMS may include “Dear Doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases distribution and use restrictions, referred to as elements to assure safe use. Elements to assure safe use can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the BLA approval, and in some cases the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

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

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four (4) years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was approved in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously approved product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug or biological product for such disease or condition will be received from sales in the U.S. of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a priority review voucher upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a priority review voucher is received, it may be sold or transferred an unlimited number of times. The rare pediatric disease priority review voucher statutory provision expired on December 20, 2024 and, unless extended by Congress, priority review vouchers may only be granted to BLAs that received a rare pediatric disease designation no later than December 20, 2024 and that are approved no later than September 30, 2026.

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

Any product submitted to FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as regenerative medicine advanced therapy designation, priority review and accelerated approval. To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. A gene therapy product may meet the definition of a regenerative medicine therapy for purposes of RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., among other things, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Department of Justice, Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs must comply with healthcare regulatory laws, as applicable, which may include the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act, as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended, which requires special pricing to both the Veterans Administration and other Federal agencies, as well as to certain safety net providers, referred to as 340B covered entities. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Healthcare Legislative Reform

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (which ended December 31, 2024); and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, President Trump has not rescinded this executive order and both the Trump administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs and are examining legislative and executive proposals that would provide for a comprehensive overhaul of U.S. health care laws if enacted or implemented.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the Inflation Reduction Act has occurred, but the results of its impact on the market for drugs, including our products, remains uncertain.

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

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion in accordance with the laws of the Member State(s) concerned. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure through the EU CTIS via a single-entry point (instead of submitting applications for a multi-jurisdictional trial with several sites separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the EU CTIS portal.

The transitory provisions of the new Clinical Trials Regulation offered sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable i.e. until January 31, 2023. Since January 31, 2023, all applications need to be submitted under and in accordance with the Clinical Trial Regulation. If the sponsor chose to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive and the relevant implementing legislation in each EU Member State, as required, until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The implementation of the Clinical Trial Regulation may require us to take additional steps and procedures to ensure that our clinical trials comply with applicable laws.

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

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (i.e., gene-therapy, somatic cell-therapy, and tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health. Gene therapy products are a type of advanced therapy medicinal product (“ATMP”) in the EU. The scientific evaluation of marketing authorization applications for ATMPs is primarily performed by the committee for advanced therapies (“CAT”), a committee of the European Medicines Agency (“EMA”). The CAT prepares a draft opinion on the quality, safety, and efficacy of the ATMP which is the subject of the marketing authorization application, which is sent for final approval to the CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application for an ATMP is 210 days from receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines, and the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

There is no guarantee that a product will be considered to be an innovative medicinal product or qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product and qualifies for the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Following the expiry of regulatory exclusivity for a product (or if a product does not qualify for regulatory exclusivity), a generic or biosimilar version of the applicable product may be authorized and marketed in the EU. Therefore, we would need to rely upon enforcement of any surviving European patents covering the applicable product to protect against generic competition in the EU.

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

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need, i.e., there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage, and they must show potential to benefit patients with unmet medical needs based on early clinical data. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines, including those for rare diseases and for children. The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals. In April 2024, the European Parliament initially debated the draft legislation. Once the European Commission’s legislative proposals have been initially voted on by the European Parliament and the European Council, reviewed, negotiated and discussed among those bodies, the final text of these legislative proposals will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020. The EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

The MHRA in the U.K. established a new medicines approval pathway following Brexit, known as the Innovative Licensing and Access Pathway (“ILAP”), which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in the ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. Once an Innovation Passport has been granted, the next step in the pathway is the preparation of a target development profile (“TDP”) document by the MHRA and the U.K.’s health technology assessment agencies. The TDP sets out the regulatory and development milestones, identifies potential issues and creates a roadmap to achieving early patient access in the U.K. The TDP also gives access to a toolkit where a number of tools can be selected as needed for a particular medicine or stage of development. These tools include rolling review of an MAA, whereby data can be submitted for review on a rolling basis as it becomes available.

On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

On February 27, 2023, the U.K. government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. Government and the EU will enact legislative measures to enact it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

As of January 1, 2025, the MHRA has been responsible for approving all medicines intended to be marketed in the United Kingdom, and the EMA is no longer be involved in approving medicines intended for sale in Northern Ireland.

Human Capital

As of December 31, 2024, we had 299 full-time employees, of whom 288 were located in the U.S., 8 in Spain, 1 in Italy, 1 in the UK and 1 in the Netherlands. Of these employees, 210 were primarily engaged in research and development activities and 89 were primarily engaged in general and administrative activities. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Talent and Culture

We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in creating and maintaining a diverse, inclusive and safe work environment where our employees can feel inspired to deliver their workplace best every day. We regularly assess our benefit programs, employee engagement and turnover, recruitment initiatives, workforce diversity and other workplace culture matters relevant to human capital management, and review those results with our board of directors on a periodic basis. All employees are responsible for upholding certain standards of behaviors and adhere to a Company code of conduct, which form the foundation of our policies and practices.

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

We have incurred net losses since our inception. We incurred net losses of $258.7 million, $245.6 million and $221.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.22 billion. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs, buildout of our manufacturing capabilities and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we intend to continue to conduct R&D, clinical trials, regulatory compliance activities, and internal and external manufacturing activities. If any of our product candidates are approved, sales and marketing activities, together with anticipated G&A expenses, would likely result in us continuing to incur significant losses for the foreseeable future.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2024, our cash, cash equivalents and investments were $372.3 million. Our future capital requirements will depend on numerous factors, many of which are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

In addition, to the extent we seek to obtain regulatory approval for our product candidates in foreign countries, our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•
difficulty in establishing or managing relationships with Contract Research Organizations and physicians;
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

The clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, relatively few gene and cell therapy products have received marketing authorization in the U.S. or the EU, including Zolgensma (developed by AveXis), GlaxoSmithKline’s Strimvelis, Spark Therapeutics’ Luxturna, Vertex Pharmaceuticals’ Casgevy, Bluebird Bio’s Lyfgenia, Pfizer’s Beqvez, Sarepta Therapeutics’ Elevidys and Orchard Therapeutics’ Lenmeldy. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the U.S., the EU or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects could be materially harmed.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, FDA’s Center for Biologics Evaluation and Research may require us to perform additional nonclinical studies or clinical trials that may increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our gene therapy product candidates or lead to significant post-approval limitations or restrictions. Additionally, the FDA continues to develop its approach to assessing gene and cell therapy products. In January 2020, FDA released its final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. The final guidance advises that patients treated with gene therapies that incorporate integrating vectors, such as LVs, undergo long-term safety and efficacy follow up of fifteen years post therapy while patients treated with gene therapies that incorporate AAV vectors undergo long-term safety and efficacy follow-up as long as five years post therapy. We cannot be certain whether such guidance, or others that FDA may issue, will adversely impact our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

In addition, the EMA’s CAT and other regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue, and our business, financial condition, results of operations and prospects would be materially harmed.

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

We have received orphan designation from the FDA and the European Commission for RP-L102 for the treatment of FA, for RP-L201 for the treatment of LAD-I, RP-A601 for the treatment of PKP2-ACM, and for RP-L301 for the treatment of PKD, and FDA orphan drug designation for RP-A501 for treatment of DD. To date, we have not requested orphan drug designation (or the foreign equivalent) for any other product candidates, and even if we do in the future there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the U.S. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Additionally, the U.S. federal courts may interpret the orphan drug statutory or regulatory provisions in way that reduces or eliminates any exclusivity that may attach to our product candidates. The FDA may further reevaluate its regulations and policies related to orphan designation and orphan drug exclusivity. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have received rare pediatric disease designation for RP-A501 for DD, RP-L102 for FA, and RP-L201 for LAD-I. Designation of a biological product as a product for a rare pediatric disease does not guarantee that a BLA for such biological product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease priority review voucher in our original BLA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a BLA for any such product candidates, if approved, does not meet the eligibility criteria for a priority review voucher.

The authority for the FDA to award rare pediatric disease priority review vouchers for biological products after December 31, 2024 is currently limited to biological products that receive rare pediatric disease designation on or prior to December 20, 2024, and FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. Initially, the EU and the UK concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. However, the UK has implemented legislation on the marketing, promotion and sale of medicinal products, application for marketing authorizations and the application for clinical trials. Accordingly, the regulatory regime in Great Britain no longer aligns with EU regulations as regards regulations and administrative processes for pharmaceutical processes, including the process for obtaining marketing authorizations in the UK (through a national marketing authorization or an IRP as described above) and, for clinical trials through the application of the UK Clinical Trial Regulation and the implementation of the combined review process by MHRA and HRA.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including data collected in clinical trials is governed in the EU by the GDPR, which imposes substantial obligations upon companies and new rights for individuals. The GDPR also forms part of the law of Great Britain (England and Wales, Scotland and Northern Ireland) by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”). Failure to comply with the GDPR may result in fines of the higher of (i) €20,000,000 or (ii) 4% of the preceding fiscal year’s total annual global revenues of the noncompliant company, among other administrative penalties. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the EU and United Kingdom relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, following the July 2020 Court of Justice of the EU decision invalidating the EU-U.S. Privacy Shield, there remains uncertainty regarding the appropriate mechanism for transferring personal data to the U.S. The Court of Justice of the EU’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EU to the U.S., all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the CCPA of 2018 as amended by the California Privacy Rights Act effective January 1, 2023, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

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

We have historically relied on third parties to manufacture supplies of our product candidates. We have completed a build-out of a manufacturing facility in Cranbury, New Jersey, and have since completed a limited number of DD AAV cGMP batches.

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

In the U.S., the principal decisions about coverage and reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement include whether the product is a covered benefit under its health plan, whether the product is safe, effective, and medically necessary, whether it is cost-effective and whether the product is experimental or investigational.

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

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates, and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2024. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated timeframes may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D efforts and our business could ultimately suffer.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, medical institutions, and contract laboratories for certain aspects of our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our vendors are required to comply with the current requirements of GMP, GCP, and GLP, which are a collection of laws and regulations enforced by the FDA, the EMA or comparable foreign authorities for our drug candidates in clinical development.

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

Disruptions at the FDA and other government agencies caused by funding shortages, Executive Orders, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Recent Executive Orders issued by President Trump may significantly reduce the federal workforce and could adversely affect FDA’s ability to attract and retain qualified scientific reviewers which could result in longer review times for our marketing applications. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, narrowing the scope of patent protection available in certain circumstances and weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, recent court decisions raise questions regarding the award of patent term adjustment for patents in families where related patents have issued without patent term adjustment. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted.

Similarly, changes in patent laws and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or how they are enforced may weaken our ability to obtain new patents or to enforce patents that we have licensed or own in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

As identified supra, on October 12, 2023, we filed an action against Lexeo Therapeutics, Inc., Kenneth Law, and Sonia Gutierrez asserting claims for trade secret misappropriation, breach of contract, tortious interference with contract, and unjust enrichment. Subsequently, on August 28, 2024, Lexeo asserted counterclaims against Rocket that included, inter alia, an allegation of correction of inventorship of Rocket’s issued patent, US Patent No. 11,883,506. The Company will vigorously defend against all counterclaims.

Risks Related to Personnel and Expansion of our Company

Risks Related to our Personnel

Our business could suffer if it loses the services of, or fails to attract, key personnel.

We are highly dependent upon the efforts of our senior management, including our Chief Executive Officer, Gaurav Shah, MD; our President, Head of R&D and Chief Operating Officer, Kinnari Patel, PharmD, MBA; our Chief Financial Officer, Aaron Ondrey; our Chief Business Officer and Senior Vice President, Raj Prabhakar; and our General Counsel, Chief Corporate Officer and Senior Vice President, Martin Wilson. The loss of the services of these individuals and other members of our senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Our employment arrangements with the key personnel are “at-will.” We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our operations, and we may be unsuccessful in attracting and retaining these personnel.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborators’ or partners’ support for our product candidates.

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

RTW, our largest stockholder, may have the ability to significantly influence all matters submitted to stockholders for approval.

RTW Investments, LP, in the aggregate, beneficially owns approximately 17.1% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Item 1B. Unresolved SEC Comments

None.

Item 1C. Cybersecurity

The Company maintains a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The program is integrated within the Company’s enterprise risk management framework and addresses both the corporate information technology environment and the external ecosystem.

The underlying controls of the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology. The Company has a third party perform an annual assessment of the Company’s cybersecurity risk management program. The Company has a Cyber Security Operations Center monitoring our global cybersecurity environment and coordinates investigations and remediation of alerts. We are enhancing our programs for staging incident response drills to prepare support teams for a significant incident. The cybersecurity risk management program includes administrative, physical, and technical controls.

Our VP, Head of Information Technology is the Company’s designated Chief Information Security Officer (CISO) and is responsible for developing and implementing the cybersecurity risk management program, including and reporting on cybersecurity matters to the Board. The VP, Head of Information Technology has over twenty years of experience leading cybersecurity oversight. Additionally, members of the IT security team have cybersecurity experience and/or certifications, such as the Certified Information Systems Security Professional and Certified Information Systems Audit credential. The Company views cybersecurity as a shared responsibility across our management team and plans to periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity training at least once annually and have access to more frequent cybersecurity training through online and live events. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training that is documented in our quality management system. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture supportive of security, which we believe improves our cybersecurity.

Our Chief Information Security Officer is responsible for continuously monitoring and assessing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervising such efforts. The cybersecurity team collectively has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as information obtained from governmental, public, and private sources, including external consultants engaged by the Company on a real time basis. The Company is continuously enhancing its processes for oversight of third-party vendors, including appropriate due diligence for new providers and continuous monitoring, including ongoing direct contact with vendor personnel. Third-party vendors are re-evaluated at regular intervals as part of our supplier qualification process.

The Audit Committee, in addition to the Company’s Chief Financial Officer, General Counsel and Chief Compliance Officer, oversees the Company’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee, Chief Financial Officer, General Counsel and Chief Compliance Officer on the effectiveness of the Company’s cyber risk management program, generally on a quarterly basis. In addition, cybersecurity risks will be reviewed by the Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

We have not experienced any material cybersecurity incidents to date, and, by default, we believe no cybersecurity events have occurred that have materially affected the Company or its business strategy, results of operations or financial condition. We continue to invest in cybersecurity and the resilience of our infrastructure and the enhancement of our internal controls and processes, which are designed to help protect our systems and data, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

Item 2. Properties

Corporate Headquarters, R&D and GMP Manufacturing Facility, Storage Facility

Rocket’s corporate headquarters is located in Cranbury, New Jersey, in a leased facility consisting of 103,720 square feet of space including areas for offices, process development, research and development laboratories and 50,000 square feet dedicated to AAV cGMP manufacturing to support our pipeline. The NJ Lease Agreement has an initial term ending in 2034, with an option to renew for an additional two consecutive five-year renewal terms. In addition, we lease space in New York, New York at the Empire State Building, which consists of approximately 6,600 square feet of office space under a lease that expires in July 2027. Rocket leases an additional 4,666 square feet storage facility in Dayton, New Jersey.

Facilities in Hopewell, New Jersey

As part of the acquisition of Renovacor, we added lease agreements for approximately 15,463 square feet of space in Hopewell, New Jersey that expires in March 2033. The Company intends to sublease these facilities and signed the first sublease agreement for one of the Hopewell, NJ facilities in January 2024.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “RCKT”. On February 21, 2025, the last reported sale price for our common stock on the Nasdaq Global Market was $10.47 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024 with the cumulative total return of (a) the NASDAQ Biotechnology Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 of our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

As of February 21, 2025, there were 31 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Recent Sales of Unregistered Securities

On December 9, 2024, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with RTW Innovation Master Fund, Ltd. (the “Investor”) pursuant to which the Investor agreed to purchase in a private placement pre-funded warrants representing the right to purchase 0.4 million shares of our common stock, at the offering price of $12.49 per pre-funded warrant (which equals the public offering price per share of common stock in the Offering (as defined below) less the $0.01 per share exercise price of each such pre-funded warrant) (the “Private Placement”). The Private Placement closed on December 12, 2024, concurrently with the closing of a public offering of approximately 15.2 million shares of our common stock at a public offering price of $12.50 per share (the “Offering”).

The pre-funded warrants issued in the Private Placement were offered and sold in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Use of Proceeds from Public Offerings of Common Stock and Private Placement

On December 12, 2024, we completed the Offering of approximately 15.2 million shares of our common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 0.4 million shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement of pre-funded warrants were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of pre-funded warrants of $182.5 million. The Offering and sale of the shares was registered under the Securities Act pursuant to a prospectus supplement, filed with the SEC on December 12, 2024 to the Company’s effective registration statement on Form S-3 (Registration No. 333-281606), which was previously filed with the SEC, and declared effective on August 16, 2024. There has been no material change in the planned use of proceeds from the Offering and Private Placement as described in the prospectus supplement related to the Offering.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2024.

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

We have two clinical stage and one pre-clinical stage in vivo adeno-associated viral (AAV) programs in the U.S., which include programs for:

•
Danon disease (DD), a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial (RP-A501).
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy (PKP2-ACM), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601).
•
BAG3 Dilated Cardiomyopathy (BAG3-DCM), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. Our program utilizes recombinant adeno-associated virus serotype 9 (AAV9)-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD. Completion of enrollment in this study was announced in September 2024, and dosing and follow-up are ongoing. The Company has received FDA clearance of an investigational new drug (IND) application for RP-A601, and has initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

We also have three clinical-stage ex vivo lentiviral (LV) programs, which include programs for:

•
Leukocyte Adhesion Deficiency-I (LAD-I), a genetic disorder that causes the immune system to malfunction (RP-L201);
•
Fanconi Anemia (FA), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells (RP-L102) and
•
Pyruvate Kinase Deficiency (PKD), a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia (RP-L301).

In September 2023, the U.S. Food and Drug Administration (FDA) accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. In June 2024, we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of complete BLA to resolve Complete Response Letter anticipated in 2025. With respect to RP-L201, treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated in September 2024. In April 2024, the European Medicines Agency (EMA) accepted our Marketing Authorization Applications (MAA) for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. With respect to RP-L301, we have reached agreement with the FDA on the study design of the Phase 2 pivotal trial for RP-L301, our ex vivo LV-based program targeting PKD. While the Phase 2 RP-L301 study is ready for patient enrollment, we are currently focusing our resources on other programs and have not initiated enrollment in the Phase 2 RP-L301 study.

We have global commercialization and development rights to all of these product candidates under royalty-bearing license agreements.

Recent Developments

At-the-Market Offering Program

On February 28, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cowen with respect to an at-the-market offering program pursuant to which we could offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million through Cowen as our sales agent. The shares offered and sold under the Sales Agreement were offered and sold pursuant to a shelf registration statement on Form S-3 that expired in September 2024 after three years in accordance with the Commission’s rules. As a result of the expiration of such registration statement, the at-the-market offering program in not currently available to us. We may consider reactivating the at-the-market offering program in the future.

We sold a total of 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million, for net proceeds of $63.8 million. We did not sell any shares under the at-the-market offering program during the year ended December 31, 2024. During the year ended December 31, 2023, we sold 0.9 million shares for gross proceeds of $17.8 million, less commissions of approximately $0.6 million, for net proceeds of $17.2 million.

Public Offering and Private Placement

On December 12, 2024, the Company completed the Offering of approximately 15.2 million shares of its common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 0.4 million shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of $182.5 million.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2024, we raised net cash proceeds of approximately $1.2 billion from investors through both equity and convertible debt financing to fund operating activities.

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales.

Research and Development Expenses

Our R&D program expenses consist of both internal and external costs incurred for the development of our product candidates. These expenses include:

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

The following table presents R&D expenses, in thousands, tracked on a program-by-program basis as well as by type and nature of our expense for our product candidates for the years ended December 31, 2024 and 2023, and 2022.

	Years Ended December 31,
	2024	2023	2022
Direct Expenses:
Danon Disease RP-A501	$23,677	$28,992	$28,524
Plakophilin-2 Arrhythmogenic Cardiomyopathy RP-A601	6,595	7,171	11,724
Leukocyte Adhesion Deficiency-I RP-L201	14,376	17,725	20,617
Fanconi Anemia RP-L102	17,749	25,276	23,917
Pyruvate Kinase Deficiency RP-L301	9,145	4,808	2,744
Infantile Malignant Osteopetrosis RP-L401(1)		-	271
Other product candidates	9,768	5,501	3,580
Total direct expenses	81,310	89,473	91,377
Unallocated Expenses:
Employee compensation	$49,040	$46,867	$32,274
Stock based compensation expense	18,784	17,509	12,465
Depreciation and amortization expense	6,023	5,375	4,037
Laboratory and related expenses	5,170	17,618	17,405
Professional fees	4,831	3,927	3,601
Other expenses	6,086	5,573	4,411
Total other research and development expenses	89,934	96,869	74,193
Total research and development expense	$171,244	$186,342	$165,570

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

Interest Expense

Interest expense in 2024 and 2023 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	For the Years Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$171,244	$186,342	$(15,098)
General and administrative	101,961	73,317	28,644
Total operating expenses	273,205	259,659	13,546
Loss from operations	(273,205)	(259,659)	(13,546)
Interest expense	(1,886)	(1,875)	(11)
Interest and other income, net	8,267	5,288	2,979
Accretion of discount on investments, net	8,078	10,651	(2,573)
Total other income, net	14,459	14,064	395
Net loss	$(258,746)	$(245,595)	$(13,151)

Research and Development Expenses

R&D expenses decreased $15.1 million to $171.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in R&D expenses was primarily driven by decreases in manufacturing development and direct material costs of $19.9 million. The decreases were partially offset by increases in the costs for professional fees and consultants of $4.0 million, non-cash stock compensation expense of $1.3 million, and depreciation expense of $2.2 million.

General and Administrative Expenses

G&A expenses increased $28.6 million to $102.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses, which consisted of commercial strategy, medical affairs, market development and pricing analysis expenses, of $17.6 million, legal expenses of $4.8 million, non-cash stock compensation expense of $3.2 million, and compensation and benefit expenses of $2.1 million.

Other Income, Net

Other income, increased by $0.4 million to $14.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in other income was primarily driven by an increase in interest and other income, net, of $3.0 million partially offset by a decrease in accretion of discount on investments, net, of $2.6 million. The increase in interest and other income, net, of $3.0 million was primarily due to decreases in warrant liability of $1.9 million and increased interest income of $0.7 million.

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

Other Income, Net

Other income, net increased by $11.6 million to $14.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in other income was primarily driven by an increase in accretion of discount and amortization of premium on investments, net, of $10.7 million and interest and other income, net, of $1.4 million. The increase in interest and other income, net, of $1.4 million was due to increased interest rates of $1.6 million, partially offset by increased fair value of warrant liability of $0.4 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. Rocket incurred net losses of $258.7 million, $245.6 million, and $221.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We have experienced negative cash flows from operations and have an accumulated deficit of $1.22 billion as of December 31, 2024. As of December 31, 2024, we had $372.3 million of cash, cash equivalents and investments. We expect such resources would be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have funded our operations primarily through the sale of equity.

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. As of December 31, 2024, the Company has received RP-A501 grants of $2.3 million from CIRM, which were recorded as a reduction of R&D expenses for the RP-A501 program for the year ended December 31, 2024.

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

Public Offerings and Private Placements

On December 12, 2024, the Company completed the Offering of approximately 15.2 million shares of its common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 0.4 million shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of $182.5 million.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(209,724)	$(194,916)	$(178,142)
Net cash provided by/(used in) investing activities	131,706	(98,066)	(69,326)
Net cash provided by financing activities	185,739	208,401	155,288
Net increase (decrease) in cash, cash equivalents and restricted cash	$107,721	$(84,581)	$(92,180)

Operating Activities

During the year ended December 31, 2024, operating activities used $209.7 million of cash and cash equivalents, primarily resulting from our net loss of $258.7 million offset by net non-cash charges of $47.1 million, including non-cash stock-based compensation expense of $43.9 million, depreciation, amortization expense of $9.4 million and change in fair value of warrant liabilities of $1.9 million, partially offset by accretion of discount on investments of $8.1 million. Changes in our operating assets and liabilities for the year ended December 31, 2024 included an increase in accounts payable and accrued expenses of $6.1 million, decrease in other liabilities of $3.7 million, and an increase in our prepaid expenses and other assets of $0.7 million.

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

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $131.7 million, primarily resulting from proceeds of $383.5 million from the maturities of investments, offset by purchases of investments of $245.9 million, and purchases of property and equipment of $5.9 million.

During the year ended December 31, 2023, net cash used in investing activities was $98.1 million, primarily resulting from proceeds of $309.3 million from the maturities of investments, offset by purchases of investments of $390.9 million, and purchases of property and equipment of $16.4 million.

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

Financing Activities

During year ended December 31, 2024, net cash provided by financing activities was $185.7 million, consisting primarily of proceeds related to the December 12, 2024 public offering of $182.5 million and $3.2 million from the exercise of stock options.

During year ended December 31, 2023, net cash provided by financing activities was $208.4 million, consisting primarily of proceeds related to the September 15, 2023 public offering of $188.9 million, $17.2 million from issuance of common stock through our at-the-market offering program and $2.2 million from the exercise of stock options.

During the year ended December 31, 2022, net cash provided by financing activities was $155.3 million, consisting primarily of proceeds related to the October 6, 2022 public offering of $108.1 million and issuance of common stock through our at-the-market offering program of $46.6 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates as a result of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

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

The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2024, 2023 and 2022.

Intangible Assets

Intangible assets consisted of IPR&D assets and a mice colony model. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount. The annual impairment assessment for the IPR&D asset was performed as of December 1. No impairment of the IPR&D asset was recorded for the years ended December 31, 2024 and 2023. The mice colony model was impaired and written off during the year ended December 31, 2023.

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

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options, RSUs, and PSUs.

We measure the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The cost of stock options and RSUs is recognized over the requisite service period of the awards on a straight-line basis with forfeitures recognized as they occur. The vesting condition for PSUs is performance based and the cost of a PSU is recognized when it is likely that the performance goal associated with the PSU will be achieved and the award will vest.

The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as expected volatility and expected term.

We classify stock-based compensation expense in our Consolidated Statements of Operations in the same manner in which the award recipient’s payroll costs and services are classified or in which the award recipient’s service payments are classified.

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of December 31, 2024

ASU 2023-09: Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update was required to be effective for the Company for fiscal periods beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

ASU 2024-03: Disaggregation of Income Statement Expenses (DISE). This update requires disaggregated disclosure of income statement expenses. This update is effective for the Company for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

Accounting Pronouncements Adopted as of December 31, 2024

ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. The adoption of ASU 2023-07 resulted in a new footnote disclosure for Segment Reporting.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and 2023, we had cash, cash equivalents and investments of $372.3 million and $407.5 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities and Corporate Bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2024, the net effect on the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.8 million.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial and accounting officers, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III. — OTHER INFORMATION

Item 10. Directors, Executive Officers, and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Nominees for Election as Directors,” “Information about Our Executive Officers,” “Information about the Board and Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

2.2

Agreement and Plan of Merger, dated September 19, 2022, by and among Rocket Pharmaceuticals, Renovacor, Inc., Zebrafish Merger Sub, Inc. and Zebrafish Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022)

3.1

Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2

Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3

Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4

Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019)

3.5

Certificate of Amendment (Authorized Shares Increase) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2024)

3.6

Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 8-A/A, as amended (001-36829), filed with the SEC on January 11, 2018)

4.1

Form of Common Stock Certificate of Rocket Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

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

10.12#

Severance and Change in Control Policy, effective as of February 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 9, 2023)

10.13#

Form of Proprietary Information, Inventions and Non-Solicitation/Non-Competition Agreement, to be entered into between the Company and its officers (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2024)

10.14†

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

10.19

Sales Agreement, dated February 28, 2022, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on March 1, 2022)

10.20

Assignment, Assumption and Amended & Restated Warrant Agreement, dated January 16, 2023, by and among Rocket Pharmaceuticals, Inc., Zebrafish Merger Sub II, LLC, as successor to Renovacor, Inc., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (001-36829), filed with the SEC on February 24, 2023)

10.21

Amendment No. 1 to the Sales Agreement, dated September 12, 2023, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 13, 2023)

10.22#

Rocket Pharmaceuticals, Inc. General Compensation Clawback Policy (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2024)

10.23#

Executive Employment Agreement, dated March 25, 2024, by and between the registrant and Aaron Ondrey (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on May 7, 2024)

Exhibit Number	Exhibit Index Description of Exhibit
10.24#*	Rocket Pharmaceuticals, Inc. Non-Employee Director Compensation Policy
19*	Rocket Pharmaceuticals, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included in the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Rocket Pharmaceuticals, Inc. Nasdaq Rule 5608 Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ROCKET PHARMACEUTICALS, INC.

February 27, 2025	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2025	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)

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

Name	Title	Date

/s/ Gaurav Shah, MD	Chief Executive Officer and Director
Gaurav Shah, MD	(Principal Executive Officer)	February 27, 2025

/s/ Aaron Ondrey	Chief Financial Officer
Aaron Ondrey	(Principal Financial Officer)	February 27, 2025

/s/ John Militello	VP, Finance, Senior Controller & Treasurer
John Militello	(Principal Accounting Officer)	February 27, 2025

/s/ Elisabeth Björk
Elisabeth Björk	Director	February 27, 2025

/s/ Carsten Boess
Carsten Boess	Director	February 27, 2025

/s/ Mikael Dolsten
Mikael Dolsten	Director	February 27, 2025

/s/ Pedro Granadillo
Pedro Granadillo	Director	February 27, 2025

/s/ Gotham Makker, MD
Gotham Makker, MD	Director	February 27, 2025

/s/ Fady Malik
Fady Malik	Director	February 27, 2025

/s/ Piratip Pratumsuwan
Piratip Pratumsuwan	Director	February 27, 2025

/s/ David P. Southwell
David P. Southwell	Director	February 27, 2025

/s/ Roderick Wong, MD
Roderick Wong, MD	Director	February 27, 2025

/s/ R. Keith Woods
R. Keith Woods	Director	February 27, 2025

Rocket Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocket Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment assessment – In-process research and development

As described in Notes 3 and 6 to the financial statements, as of December 31, 2024, the Company had an indefinite-lived intangible asset of $25.2 million which is related to in-process research and development (“IPR&D”) acquired from Renovacor, Inc. in December 2022. Management reviews the IPR&D for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that the Company’s IPR&D is impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the asset is less than its carrying value, the asset is written down to its fair value. As of December 1, 2024, management performed its qualitative assessment of impairment indicators for its IPR&D based on indicators including progress of research and development activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. Management made significant assumptions regarding the likelihood and extent of preclinical and clinical study timeline and related costs, probability of regulatory approval, commercialization, and sales projections.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the IPR&D is a critical audit matter as there was significant judgment by management in its impairment analysis. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to preclinical and clinical study timeline and related costs, probability of regulatory approval, commercialization, and sales projections. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

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

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocket Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rocket Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Rocket Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

February 27, 2025

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$163,635	$55,904
Investments	208,701	317,271
Prepaid expenses and other current assets	5,847	5,047
Total current assets	378,183	378,222
Property and equipment, net	36,786	39,172
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,362	1,372
Deposits	529	533
Investments	-	34,320
Operating lease right-of-use assets, net	4,173	3,901
Finance lease right-of-use asset, net	42,363	44,517
Total assets	$527,700	$566,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$37,827	$45,789
Operating lease liabilities, current	1,001	925
Finance lease liability, current	1,856	1,791
Total current liabilities	40,684	48,505
Operating lease liabilities, non-current	3,258	2,973
Finance lease liability, non-current	19,383	19,353
Other liabilities	1,141	2,936
Total liabilities	64,466	73,767
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:	-	-
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 106,453,818 and 90,282,267 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,065	903
Additional paid-in capital	1,680,219	1,450,722
Accumulated other comprehensive income	66	319
Accumulated deficit	(1,218,116)	(959,370)
Total stockholders' equity	463,234	492,574
Total liabilities and stockholders' equity	$527,700	$566,341

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$-	$-	$-

Operating expenses:
Research and development	171,244	186,342	165,570
General and administrative	101,961	73,317	58,773
Total operating expenses	273,205	259,659	224,343
Loss from operations	(273,205)	(259,659)	(224,343)
Research and development incentives	-	-	500
Interest expense	(1,886)	(1,875)	(1,862)
Interest and other income, net	8,267	5,288	3,889
Accretion of discount and amortization of premium on investments, net	8,078	10,651	(47)
Net loss	$(258,746)	$(245,595)	$(221,863)
Net loss per share - basic and diluted	$(2.73)	$(2.92)	$(3.26)
Weighted-average common shares outstanding - basic and diluted	94,807,773	84,009,004	68,148,925

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net loss	$(258,746)	$(245,595)	$(221,863)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(253)	676	(196)
Total comprehensive loss	$(258,999)	$(244,919)	$(222,059)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	64,505,889	$645	$-	$946,152	$(161)	$(491,912)	$454,724
Issuance of common stock, net of issuance costs	7,820,000	78	-	108,060	-	-	108,138
Issuance of common stock pursuant to exercise of stock options	66,887	1	-	630	-	-	631
Issuance of common stock pursuant to vesting of restricted stock units	10,168	-	-	-	-	-	-
Issuance of common stock related to acquisition	3,420,774	34	-	70,690	-	-	70,724
Issuance of common stock related to earnout restricted stock units settlement	5,101	-	-	-	-	-	-
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	3,291,922	33	-	46,533	-	-	46,566
Treasury stock repurchase	2,571	-	(47)	-	-	-	(47)
Unrealized comprehensive loss on investments	-	-	-	-	(196)	-	(196)
Stock-based compensation	-	-	-	31,009	-	-	31,009
Net loss	-	-	-	-	-	(221,863)	(221,863)
Balance at December 31, 2022	79,123,312	791	(47)	1,203,074	(357)	(713,775)	489,686
Issuance of common stock, net of issuance costs	9,453,418	95	-	188,790	-	-	188,885
Issuance of common stock pursuant to exercise of stock options	223,145	2	-	2,229	-	-	2,231
Issuance of common stock pursuant to vesting of restricted stock units	407,999	4	-	(4)	-	-	-
Issuance of common stock pursuant to exercise of warrants	126,093	1	-	6	-	-	7
Issuance of common stock pursuant to the at-the-market offering program, net of issuance costs	948,300	10	-	17,212	-	-	17,222
Unrealized comprehensive gain on investments	-	-	-	-	676	-	676
Sale of treasury stock	-	-	47	9	-	-	56
Stock-based compensation	-	-	-	39,406	-	-	39,406
Net loss	-	-	-	-	-	(245,595)	(245,595)
Balance at December 31, 2023	90,282,267	903	-	1,450,722	319	(959,370)	492,574
Issuance of common stock, net of issuance costs	15,180,000	152		182,376			182,528
Issuance of common stock pursuant to exercise of stock options	269,080	3	-	3,208	-	-	3,211
Issuance of common stock pursuant to vesting of restricted stock units	722,471	7	-	(7)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	-	(253)	-	(253)
Stock-based compensation	-	-	-	43,920	-	-	43,920
Net loss	-	-	-	-	-	(258,746)	(258,746)
Balance at December 31, 2024	106,453,818	$1,065	$-	$1,680,219	$66	$(1,218,116)	$463,234

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(258,746)	$(245,595)	$(221,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,221	4,944	3,932
Amortization of finance lease right of use asset	2,154	2,154	2,334
Impairment of acquired intangible asset	-	574	-
Write down of property and equipment, net	-	311	236
Stock-based compensation	43,920	39,406	31,009
Accretion of discount and amortization of premium on investments, net	(8,068)	(10,168)	134
Change in fair value of warrant liabilities	1,876	(364)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(661)	2,694	(3,593)
Accounts payable and accrued expenses	6,067	10,147	9,674
Operating lease liabilities and right of use assets, net	89	137	(120)
Finance lease liability	95	139	172
Other liabilities	(3,671)	705	(57)
Net cash used in operating activities	(209,724)	(194,916)	(178,142)
Investing activities:
Purchases of investments	(245,886)	(390,920)	(376,327)
Proceeds from maturities of investments	383,454	309,326	272,894
Cash proceeds from acquisition of business, net of cash paid	-	-	42,726
Payments made to acquire right of use asset	-	(36)	(261)
Purchases of property and equipment	(5,862)	(16,436)	(8,358)
Net cash provided by/(used in) investing activities	131,706	(98,066)	(69,326)
Financing activities:
Issuance of common stock, net of issuance costs	182,528	188,885	108,138
Issuance of common stock, pursuant to exercise of stock options	3,211	2,231	631
Treasury stock repurchase	-	-	(47)
Issuance of common stock, pursuant to sale of treasury stock	-	56	-
Issuance of common stock, pursuant to the at-the-market offering program, net of issuance costs	-	17,222	46,566
Issuance of common stock, pursuant to exercise of warrants	-	7	-
Net cash provided by financing activities	185,739	208,401	155,288
Net change in cash, cash equivalents and restricted cash	107,721	(84,581)	(92,180)
Cash, cash equivalents and restricted cash at beginning of period	57,276	141,857	234,037
Cash, cash equivalents and restricted cash at end of period	$164,997	$57,276	$141,857

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$185	$1,077	$2,095
Receivables from sale of property and equipment, ending balance	$135	$-	$-
Operating lease liabilities	$1,134	$2,929	$-
Operating lease right of use assets	$1,134	$2,958	$-
Unrealized (loss) gain on investments	$(253)	$676	$(196)
Issuance of common stock related to acquisition	$-	$-	$70,724
Reclassification of construction in process from finance right of use asset	$-	$-	$261

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

The Company has two clinical stage and one pre-clinical stage in vivo adeno-associated viral (AAV) programs in the U.S., which include programs for:

•
Danon disease (DD), a multi-organ lysosomal-associated disorder leading to early death due to heart failure. The DD program is currently in an ongoing Phase 2 trial (RP-A501);
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy (PKP2-ACM), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601); and
•
BAG3 Dilated Cardiomyopathy (BAG3-DCM), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. The Company utilizes recombinant adeno-associated virus serotype 9 (AAV9)-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, the Company announced its alignment with the FDA on its pivotal study design for RP-A501 in Danon Disease. Completion of enrollment in this study was announced in September 2024, and dosing and follow-up are ongoing. The Company has received FDA clearance of an investigational new drug (IND) application for RP-A601, and has initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

The Company also has three clinical-stage ex vivo lentiviral (LV) programs, which include programs for:

•
Leukocyte Adhesion Deficiency-I (LAD-I), a genetic disorder that causes the immune system to malfunction (RP-L201)
•
Fanconi Anemia (FA), a genetic defect in the bone marrow that reduces production of blood cells or promotes the production of faulty blood cells (RP-L102); and
•
Pyruvate Kinase Deficiency (PKD), a red blood cell autosomal recessive disorder that results in chronic non-spherocytic hemolytic anemia (RP-L301).

In September 2023, the U.S. Food and Drug Administration (FDA) accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. In June 2024, the Company announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of complete BLA to resolve Complete Response Letter anticipated in 2025. With respect to RP-L201, treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated in September 2024. In April 2024, the European Medicines Agency (EMA) accepted our Marketing Authorization Applications (MAA) for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. With respect to RP-L301, the Company has reached agreement with the FDA on the study design of the Phase 2 pivotal trial for RP-L301, our ex vivo LV-based program targeting PKD. While the Phase 2 RP-L301 study is ready for patient enrollment, the Company is currently focusing our resources on other programs and have not initiated enrollment in the Phase 2 RP-L301 study.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.22 billion as of December 31, 2024. As of December 31, 2024, the Company has $372.3 million of cash, cash equivalents, and investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the third quarter of 2026.

On February 28, 2022, the Company entered into a sales agreement (“the Sales Agreement”) with Cowen with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million through Cowen as its sales agent. The shares offered and sold under the Sales Agreement were offered and sold pursuant to a shelf registration statement on Form S-3 that expired in September 2024. As a result of the expiration of such registration statement, the at-the-market offering program in not currently available to the Company. The Company may consider reactivating the at-the-market offering program in the future.

Through December 31, 2024, the Company has sold 4.2 million shares of common stock for net proceeds of $63.8 million pursuant to the at-the-market offering program (see Note 8 “Stockholders’ Equity”). The Company did not sell any shares under the at-the-market offering program during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commissions of approximately $0.6 million for net proceeds of $17.2 million.

On December 12, 2024, the Company completed the Offering of approximately 15.2 million shares of its common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 0.4 million shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of $182.5 million (see Note 8 “Stockholder’s Equity”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of R&D expenses, the valuation of equity transactions, and stock-based awards. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 13 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$163,635	$55,904
Restricted cash	1,362	1,372
Total cash, cash equivalents and restricted cash	$164,997	$57,276

Government Grants

Research and development expense was presented net of reimbursements from CIRM (See Note 16 “CIRM Grant” for additional disclosure).

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities, and Corporate Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Investments

Investments consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the years ended December 31, 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, there were net unrealized loss on investments of $0.3 million, net unrealized gains on investments of $0.7 million, and net unrealized loss on investments of $0.2 million.

Intangible Assets

Intangible assets consisted of an indefinite lived intangible IPR&D asset and a mice colony model. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount. The annual impairment assessment for the IPR&D asset was performed as of December 1. No impairment of the IPR&D asset was recorded for the years ended December 31, 2024 and 2023. The Company recorded an impairment of the intangible long-lived asset related to the mice colony model of approximately $0.6 million during the year ended December 31, 2023.

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

The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of a reporting unit exceeds the carrying value of the reporting unit. As a result, the Company has determined there was no goodwill impairment as of and for the years ended December 31, 2024, 2023 and 2022.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the asset which are three to fifteen years. The Company capitalizes purchases of laboratory equipment, machinery and equipment, furniture and fixtures and leasehold improvements in relation to the facility at Cranbury, New Jersey, since it has been determined these assets have alternative future uses to the Company. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which is six years. Capitalized software is included in property and equipment in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducted its impairment analyses of long-lived assets to be held and used in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company also recorded write downs of property and equipment in each of the years ended December 31, 2023 and 2022.

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

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and/or ASC Topic 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s Consolidated Statements of Operations. Warrants classified as equity instruments are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement.

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

Foreign Currency Transactions

Certain foreign currency transactions during the years ended December 31, 2024, 2023 and 2022 were primarily denominated in Euros and British pounds. Gains and losses on foreign currency transactions were not significant for the years ended December 31, 2024, 2023 and 2022.

Treasury Stock

The Company records treasury stock at cost.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options, RSUs, and PSUs.

The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The cost of stock options and RSUs is recognized over the requisite service period of the awards on a straight-line basis with forfeitures recognized as they occur. The vesting condition for PSUs is performance based and the cost of a PSU is recognized when it is likely that the performance goal associated with the PSU will be achieved and the award will vest.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences. In accordance with ASC 740, Income Taxes, the Company recorded a full valuation allowance to fully offset the net deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Warrants that meet the definition of equity classification and that requires the holder to pay little or no consideration to receive shares upon exercise are considered outstanding in the context of basic earnings per share. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding options are considered potential dilutive common shares.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s CODM is its Chief Executive Officer and the senior leadership team. The CODM manages the Company’s operations on an integrated basis for the purpose of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and expenses by significant areas to make decisions on a company wide basis. Included in these expenses are R&D expenses by program.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of December 31, 2024

ASU 2023-09: Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This update standardized categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update was effective for the Company for fiscal periods beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

ASU 2024-03: Expense Disaggregation Disclosures. This update requires disaggregated disclosure of income statement expenses. This update is effective for the Company for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

Accounting Pronouncements Adopted as of December 31, 2024

ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update was effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. The adoption of ASU 2023-07 resulted in a new footnote disclosure for Segment Reporting.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$139,948	$-	$-	$139,948
U.S. Treasury securities		7,453		7,453
	139,948	7,453	-	147,401

Investments:
U.S. Treasury securities	-	208,701	-	208,701
	-	208,701	-	208,701

Total assets	$139,948	$216,154	$-	$356,102

Liabilities:
Warrant liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$50,737	$-	$-	$50,737
U.S. Treasury securities	-	2,487	-	2,487
	50,737	2,487	-	53,224

Investments:
U.S. Treasury securities	-	312,696	-	312,696
Corporate bonds	-	38,895	-	38,895
	-	351,591	-	351,591

Total assets	$50,737	$354,078	$-	$404,815

Liabilities:
Warrant liability	$-	$-	$1,876	$1,876
Total liabilities	$-	$-	$1,876	$1,876

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

The reconciliation of the Company’s warrant liability, which is recorded as part of Other Liabilities in the Consolidated Balance Sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance, December 31, 2022	$1,512
Fair value adjustments	364
Balance, December 31, 2023	1,876
Fair value adjustments	(1,876)
Balance, December 31, 2024	$-

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

The fair value of the warrant liability has been estimated with the following assumptions:

	December 31, 2024	December 31, 2023
Stock price	$12.57	$29.50
Exercise price	$65.23	$65.23
Expected volatility	52.24%	68.83%
Risk-free interest rate	4.24%	4.70%
Expected dividend yield	-	-
Expected life (years)	0.31	1.31
Fair value per warrant	$0.00	$3.04

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Laboratory equipment	$32,205	$29,232
Machinery and equipment	12,857	12,325
Computer equipment	1,015	244
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,282	6,723
Internal use software	1,903	1,903
Total property and equipment, gross	58,039	53,204
Less: accumulated depreciation and amortization	(21,253)	(14,032)
Total property and equipment, net	$36,786	$39,172

Depreciation and amortization during the years ended December 31, 2024, 2023, and 2022 was $7.2 million, $4.9 million and $3.9 million, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor. Intangible assets as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of December 31, 2024, 2023 and 2022 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Research and development	$16,768	$13,867
Investment payable	-	13,137
Employee compensation	11,944	9,930
Property and equipment	185	1,077
Professional fees	7,305	6,006
Other	1,625	1,772
Total accounts payable and accrued expenses	$37,827	$45,789

The $13.1 million investment payable was related to investment purchases of available-for-sale securities in 2023 that settled in 2024.

8.
Stockholders’ Equity

Common Stock

The Company is currently authorized to issue up to 180,000,000 shares of $0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Treasury Stock

No treasury stock transactions were recorded for the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded sale of treasury stock of $0.06 million. During the year ended December 31, 2022, the Company recorded a repurchase of treasury stock of $0.05 million for shares withheld to pay the payroll tax liability of the vesting of RSUs. There was no treasury stock as of December 31, 2024 and 2023.

At-the-Market Offering Program

On February 28, 2022, the Company entered into a Sales Agreement with Cowen with respect to an at-the-market offering program pursuant to which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million through Cowen as its sales agent. The shares offered and sold under the Sales Agreement were offered and sold pursuant to a shelf registration statement on Form S-3 that expired in September 2024. As a result of the expiration of such registration statement, the at-the-market offering program in not currently available to the Company. The Company may consider reactivating the at-the-market offering program in the future.

Through December 31, 2024, the Company sold 4.2 million shares under the at-the-market offering program for gross proceeds of $65.8 million, less commissions of $2.0 million for net proceeds of $63.8 million. The Company did not sell any shares under the at-the-market offering program during the year ended December 31, 2024. During the year ended December 31, 2023, we sold 0.9 million shares under the at-the-market offering program for gross proceeds of $17.8 million, less commissions of approximately $0.6 million for net proceeds of $17.2 million.

Public Offerings and Private Placements

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

On December 12, 2024, the Company completed the Offering of approximately 15.2 million shares of its common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 0.4 million shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of $182.5 million.

9.
Stock-Based Awards

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.23%	4.00%	2.19%
Expected term (in years)	5.81	5.82	5.09
Expected volatility	73.72%	73.32%	64.12%
Expected dividend yield	0.00%	0.00%	0.00%
Exercise price	$26.93	$20.24	$18.56
Fair value of common stock	$26.93	$20.24	$18.56

The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2022	13,138,870	$14.52	5.46	$118,767
Granted	2,370,862	20.24	8.76
Exercised	(223,145)	10.00		2,318
Cancelled or forfeited	(422,591)	29.82
Outstanding as of December 31, 2023	14,863,996	$15.07	5.16	$250,602
Granted	1,767,674	26.93	8.94
Exercised	(269,080)	11.93		3,412
Cancelled or forfeited	(317,904)	26.98
Outstanding as of December 31, 2024	16,044,686	$16.19	4.67	$63,295

Options vested and exercisable as of December 31, 2024	13,255,024	$14.55	3.82	$63,285
Options unvested as of December 31, 2024	2,789,662	$23.96	8.72	$10

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $18.13, $13.37, and $9.88, respectively.

The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $27.7 million, $26.5 million and $34.9 million, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the years ended December 31, 2024 and 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2022	992,874	$16.49
Granted	1,018,322	19.67
Vested(1)	(408,119)	16.61
Forfeited	(112,720)	17.92
Unvested as of December 31, 2023	1,490,357	$18.53
Granted	760,423	27.45
Vested	(722,471)	18.69
Forfeited	(114,099)	21.24
Unvested as of December 31, 2024	1,414,210	$23.02

(1) Common stock issued is net of 120 shares related to taxes.

The total fair value of RSU’s vested during the years ended December 31, 2024, 2023 and 2022 was $13.5 million, $6.8 million, and $0.8 million, respectively.

Performance Stock Units

The Company began granting PSU awards in 2024. The following table summarizes the PSU activity for the year ended December 31, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	-	$-
Granted	156,738	27.93
Vested	-	-
Forfeited	(87,077)	27.31
Unvested as of December 31, 2024	69,661	$28.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement and the time periods for 3 performance goals had expired as of December 31, 2024.

Stock-Based Compensation

Stock-based compensation expense recognized by award type is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stock options	$28,054	$29,091	$27,620
Restricted stock units	15,866	10,315	3,389
Total stock-based compensation expense	$43,920	$39,406	$31,009

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Research and development	$18,784	$17,509	$12,466
General and administrative	25,136	21,897	18,543
Total stock-based compensation expense	$43,920	$39,406	$31,009

As of December 31, 2024, the Company had an aggregate of $58.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over the weighted average period of 1.60 years.

10.
Warrants

A summary of the Company’s outstanding warrants at December 31, 2024 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
33.63	301,291	August 9, 2021	August 9, 2031
22.51	153,155	December 17, 2021	December 17, 2031
22.51	153,155	December 17, 2021	December 17, 2031
65.23	617,050	December 1, 2022	April 23, 2025
65.23	760,086	December 1, 2022	December 1, 2026
0.01	3,126,955	September 15, 2023	N/A
$0.01	400,000	December 12, 2024	N/A
Total	6,115,078

The following table below is the summary of changes in the Company’s warrants to purchase common stock for the years ended December 31, 2024 and 2023:

	Number of Warrant Shares Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2022	2,721,267
Issued	3,126,955	$0.01
Exercised	(126,093)	0.06
Expired	(7,051)	24.42
Balance as of December 31, 2023	5,715,078
Issued	400,000	0.01
Exercised	-	-
Expired	-	$-
Balance as of December 31, 2024	6,115,078

Warrants Issued in Public Offerings

The Company issued warrants to a related party during the years ended December 31, 2024 and 2023. For the year ended December 31, 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common shares, respectively at a price of $0.01 per share (see Note 8 “Stockholders Equity”). The pre-funded warrants were acquired by funds affiliated with RTW (see Note 17 “Related Party Transactions”).

Assumed Renovacor Warrants

In conjunction with the acquisition of Renovacor, Rocket assumed outstanding public warrants, which were converted into warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

In conjunction with the acquisition of Renovacor, Rocket assumed outstanding private warrants, which were converted into warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share. The Company determined that the private warrants did not meet all of the criteria for equity classification. Accordingly, the Company classifies these as a derivative liability in other liabilities in the Consolidated Balance Sheets. The Company measures the fair value of these warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 4 “Fair Value of Financial Instruments” for discussion of fair value measurement of the warrant liability.

In conjunction with the acquisition of Renovacor, Rocket assumed pre-funded warrants, which were converted into warrants with a right to purchase 126,093 of Rocket common shares at an exercise price of $0.06 per share. These warrants were exercised in January 2023.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(258,746)	$(245,595)	$(221,863)
Denominator:
Weighted-average common shares outstanding - basic and diluted	94,807,773	84,009,004	68,148,925
Net loss per share attributable to common stockholders - basic and diluted	$(2.73)	$(2.92)	$(3.26)

For the year ended December 31, 2023, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 in the basic weighted-average common shares outstanding as it only requires the holder to pay $0.01 per share upon exercise.

For the year ended December 31, 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from the pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as it only requires the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2024	2023	2022
Warrants	2,588,123	2,588,123	2,721,267
Restricted stock units	1,414,210	1,490,357	992,874
Performance stock units	69,661	-	-
Options	16,044,686	14,863,996	13,138,870
Total potential shares excluded from diluted net loss per share	20,116,680	18,942,476	16,853,011

12.
Income Taxes

No provision for federal or state income taxes was recorded during the years ended December 31, 2024, 2023 and 2022, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	(12.5%)	(17.3%)	(16.9%)
Change in state tax apportionment	(0.3%)	1.4%	(0.1%)
Stock compensation	(1.3)%	0.1%	0.1%
Return to provision	1.5%	2.0%	(2.7)%
Valuation allowance	(8.0)%	(7.0)%	6.3%
Tax credits	0.2%	0.0%	(6.7%)
Other	(0.6%)	(0.2%)	(1.0%)
Effective tax rate	—%	—%	—%

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

Intellectual property rights in different jurisdictions are reflected in the Company’s effective tax rate.

The significant components of the Company’s deferred income tax assets and liabilities after applying the enacted corporate tax rates are as follows:

	As of December 31,
	2024	2023	2022
Deferred income tax assets (liabilities)
R&D credits	$21,410	$20,984	$20,984
Net operating losses and credit carryforwards	67,591	45,313	33,718
Capitalized research and development costs	14,787	17,205	19,085
Stock-based compensation	29,041	28,499	19,781
Warrants	8,713	9,283	8,390
Intangible assets	(5,697)	(5,787)	(5,424)
Other	(7,829)	(8,086)	(6,332)
Valuation allowance	(129,077)	(108,472)	(91,263)
Net deferred income tax asset (liability)	$(1,061)	$(1,061)	$(1,061)

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $303.6 million and $78.2 million, respectively. The state NOL begins to expire in 2026. Additionally, $303.6 million of the federal NOL can be carried forward indefinitely. The Company has federal R&D credits of $21.4 million which will begin to expire in 2038.

As required by ASC 740, Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards and capitalized research and development costs. As a result of the fact that the Company has incurred tax losses from inception, management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state net deferred tax assets and, as a result, a full valuation allowance has been established against its net deferred tax assets as of December 31, 2024, 2023 and 2022. The Company has offset certain deferred tax liabilities with deferred tax assets that are expected to generate offsetting deductions within the same period. During the years ended December 31, 2024, 2023 and 2022 the valuation allowance increased by $20.6 million, $17.2 million, and $2.1 million. Realization of deferred tax assets is dependent upon the generation of future taxable income.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2005, 2007, 2015, and 2018. The ownership change has and will continue to subject our pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the merger on January 4, 2018, the Company is limited to an approximate $1.7 million annual limitation on our ability to utilize the NOL’s and R&D Credits prior to the ownership change. Due to this limitation, approximately $91.2 million of the $127.1 million pre-merger Federal NOL will expire unutilized as the cumulative limitation amount over a 20-year carryforward period is $35.8 million. Additionally, $4.9 million of federal R&D credits will expire unutilized. As a result, the Company has reduced its deferred tax assets related to the Federal NOL and federal R&D credits by an aggregate of $4.9 million which is offset by the corresponding decrease in the valuation allowance. In conjunction with the acquisition of Renovacor, the Company acquired Renovacor’s federal NOL’s of $46.4 million. The Company has completed a study to assess whether an ownership change has occurred as a result of the transaction. The Company experienced ownership changes occurring in 2021 and 2022. As a result of the ownership changes, the Company is limited on our ability to utilize our Renovacor NOL’s. As a result of the Company’s study, any limitation under IRC Sec. 382 would not result in NOLs expiring unused.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the Consolidated Balance Sheets.

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Operating Leases

On June 7, 2018, the Company entered into a three-year ESB Lease Agreement. In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit for $0.8 million. On March 26, 2021, the Company entered into Amendment No. 1 to the ESB Lease Agreement that extended the term of the lease agreement to June 30, 2024. On March 29, 2024, the Company entered into Amendment No. 2 to the ESB Lease Agreement that extended the term of the lease agreement to July 31, 2027. The letter of credit serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires September 30, 2027.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB LeaseAgreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of December 31, 2024, and 2023.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company added operating leases for spaces at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.25 and 1.3 years, respectively. As of December 31, 2024, lease commencement dates had occurred for all leases and the Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements for the facilities in Hopewell, New Jersey totaled $0.5 million for the year ended December 31, 2024.

Rent expense was $1.5 million, $1.4 million, and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The total restricted cash balance for the Company's operating and finance leases as of December 31, 2024 and 2023 was $0.8 million.

The following table summarizes lease cost for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
Lease cost	2024	2023	2022
Operating lease cost	$1,247	$1,377	$818
Finance lease cost:
Amortization of right of use assets	2,154	2,154	2,139
Interest on lease liabilities	1,886	1,875	1,861
Total lease cost	$5,287	$5,406	$4,818

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	December 31, 2024
2025	$1,001
2026	1,005
2027	759
2028	522
2029	539
Thereafter	1,881
Total lease payments	$5,707
Less: Interest	(1,448)
Total operating lease liabilities	$4,259

Fiscal Year Ending December 31,	December 31, 2024
2025	$1,856
2026	1,911
2027	1,969
2028	2,028
2029	2,089
Thereafter	38,915
Total lease payments	$48,768
Less: Interest	(27,529)
Total finance lease liability	$21,239

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of December 31, 2024 and 2023:

Leases	December 31, 2024	December 31, 2023
Operating right-of-use assets	$4,173	$3,901

Operating current lease liabilities	$1,001	$925
Operating noncurrent lease liabilities	3,258	2,973
Total operating lease liabilities	$4,259	$3,898

Finance right-of-use assets	$42,363	$44,517

Finance current lease liability	$1,856	$1,791
Finance noncurrent lease liability	19,383	19,353
Total finance lease liability	$21,239	$21,144

	For the Years Ended December 31,
Other Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,157	$894	$938
Cash flows from finance lease	$1,791	$1,296	$1,689

	As of December 31,
Other Information	2024	2023	2022
Weighted-average remaining lease term - operating leases	6.7 years	8.0 years	4.8 years
Weighted-average remaining lease term - finance lease	19.7 years	20.9 years	21.7 years
Weighted-average discount rate - operating leases	8.82%	8.34%	6.44%
Weighted-average discount rate - finance lease	8.96%	8.96%	8.69%

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

License Agreement for PKD with CIEMAT Group

In March 2016, the Company entered into a license agreement with CIEMAT Group, granting Rocket worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human PKLR gene solely within the field of treating PKD. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, Rocket is obligated to pay CIEMAT Group an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. The Company is responsible for prosecuting and maintaining the licensed patents at its expense, in cooperation with CIEMAT Group. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT Group. For five years following the effective date of the license agreement, the Company has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT Group at market value. Rocket is obligated to license (without charge) to CIEMAT Group for non-commercial use any improvements to the licensed intellectual property that it creates.

As consideration for the licensed rights, Rocket paid CIEMAT Group an initial upfront license fee of €0.03 million (approximately $0.03 million) which was expensed as R&D costs. The Company is obligated to make aggregate milestone payments of up to €1.4 million (approximately $1.5 million) to CIEMAT Group upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the PKD license, Rocket is obligated to pay a low to mid-single digit percentage royalty on net sales, subject to specified adjustments, by the Company or its sublicensees or affiliates. In the event that Rocket enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing CIEMAT Group with 90 days advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

License Agreement for FA with CIEMAT Group and FIBHNJS

In July 2016, Rocket entered into a license agreement with CIEMAT Group and FIBHNJS granting it worldwide, exclusive rights to certain patents, know-how, data and other intellectual property relating to LVs containing the FANCA gene solely within the field of human therapeutic uses of VSV-G packaged integration component LVs for FA type-A gene therapy. This license is only sublicensable with the prior consent of CIEMAT Group and FIBHNJS, not to be unreasonably withheld. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, the Company is obligated to pay CIEMAT Group and FIBHNJS an up-front payment, royalty payments based on net sales of products or processes involving any of the licensed intellectual property, regulatory and financing milestone payments, and sublicense revenue payments. The Company is responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with CIEMAT Group and FIBHNJS. Rocket also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with CIEMAT Group and FIBHNJS. For five years following the effective date of the license agreement, the Company has a right of first refusal to license any improvements to the licensed intellectual property obtained by CIEMAT Group and FIBHNJS at market value. Rocket is obligated to license (without charge) to CIEMAT Group and FIBHNJS for non-commercial use any improvements to the licensed intellectual property that it creates.

As consideration for the licensed rights, Rocket paid CIEMAT Group and FIBHNJS an initial upfront license fee of €0.1 million (approximately $0.1 million), which was expensed as R&D costs. The Company is obligated to make aggregate milestone payments of up to €5.0 million (approximately $5.5 million) to CIEMAT Group and FIBHNJS upon the achievement of specified development and regulatory milestones. With respect to any commercialized products covered by the license, Rocket is obligated to pay a mid-single digit percentage royalty on net sales, subject to specified adjustments, by Rocket or its sublicensees or affiliates. In the event that the Company enters into a sublicense agreement with a sublicensee, the Company will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances.

Rocket may terminate this agreement at any time by providing CIEMAT Group and FIBHNJS with 90 days’ advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

License Agreement for LAD-I with CIEMAT Group and UCLB

The Company entered into a license agreement in November 2017, effective September 2017, with CIEMAT Group and UCLB, granting the Company worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, the Company is obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at its expense, in cooperation with Licensors. The Company also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. The Company is obligated to license (without charge) to Licensors for non-commercial use any improvements to the licensed intellectual property that it creates.

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

License Agreement for DD with UCSD

In February 2017, the Company entered into a License Agreement with The Regents of the UCSD, under which UCSD granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights for the treatment of lysosomal storage diseases, including DD. In exchange for the license, the Company became obligated to make an up-front payment, certain clinical and commercial milestone payments, royalty payments (on net sales of products covered by a valid claim within the licensed intellectual property), maintenance fees and sublicense revenue payments. The upfront license fee of $0.05 million was expensed as research and development costs in 2020. The Company is obligated to make aggregate milestone payments of up to $1.5 million to UCSD upon the achievement of specified development and regulatory milestones for the treatment of DD. A reduced schedule of milestone payments applies to achieving the same milestones for additional indications. With respect to any commercialized products covered by the agreement, the Company is obligated to pay a low single digit percentage royalty on net sales, subject to specified adjustments. If it enters into a sublicense agreement with a sublicensee, it will be obligated to pay a portion of any consideration received from such sublicensees in specified circumstances. The Company is also subject to certain diligence milestones for development of a product using the intellectual property licensed from UCSD under this agreement. The term of the license agreement with UCSD is through the expiration of the licensed patents, some of which are still in the pending application phase.

License Agreement for DD with RGNX

On November 19, 2018, the Company entered into a license agreement with RGNX, pursuant to which the Company obtained an exclusive license for all U.S. patents and patent applications related to RGNX’s NAV AAV-9 vector for the treatment of DD in humans by in vivo gene therapy using AAV-9 to deliver any known LAMP2 transgene isoforms and all possible combinations of LAMP2 transgene isoforms, as well as an exclusive option to license all U.S. patents and patent applications for two additional NAV AAV vectors in the Field.

Under the terms of the license agreement, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products incorporating the licensed patents. Unless the license agreement is terminated earlier as provided below, the license from RGNX expires on a country-by-country, licensed product-by-licensed product basis until the later of the expiration date of the last to expire of the last valid claim of the applicable licensed patent or ten years after the first commercial sale of a licensed product in such country. The license agreement provides that RGNX may terminate the agreement upon a material breach by the Company if the Company does not cure such breach within a specified notice period if the Company commences a challenge against RGNX or certain of its licensors to declare or render invalid or unenforceable the licensed patents or upon the Company’s bankruptcy or insolvency. The Company may terminate the agreement in its entirety or terminate one or more of the licensed vectors at any time upon six months’ notice. The Company’s option right expired four years from the date of the license agreement.

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to RGNX of $7.0 million. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of licensed products during the royalty term. If successful, the Company will be required to make milestone payments to RGNX of up to $13.0 million for each licensed product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, the Company shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a licensed product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. The Company must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. The Company paid and expensed a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first DD patient in 2019 and a $2.0 million license fee payment upon initiation of a Phase 2 pivotal trial in 2023. There were no additional milestones achieved or related payments made during the years ended December 31, 2024, 2023 and 2022.

License Agreement for BAG3 with Temple University

On December 1, 2022, the Company acquired Renovacor, including a license agreement for BAG3 with Temple University. The license agreement provides for royalties payable to Temple University in the low-single digits on net sales of licensed products during the royalty term. If successful, the Company will be required to make milestone payments to Temple University of up to $19.25 million upon achievement of specific clinical development and regulatory milestones.

16.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edy the Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of December 31, 2024, the Company has received $5.9 million in total RP-L201 grants from CIRM. These were recorded as reductions of R&D expenses. The Company received a final milestone grant of $0.05 million on January 2, 2024 and no additional payments are available under the grant awards program.

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. As of December 31, 2024, the Company has received RP-A501 grants of $2.3 million from CIRM, which was recorded as a reduction of R&D expenses for the RP-A501 program for the year ended December 31, 2024.

17.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0.002 million and $0.02 million for the years ended December 31, 2024 and 2023, respectively, relating to services provided under this agreement.

On September 15, 2023, in connection with the Company’s public offering, the Company sold approximately 3.1 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

On December 12, 2024, in connection with the Company’s public offering, the Company sold 0.4 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

In February 2025, the Company enter into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s research and development activities. As compensation for services rendered, the consultant will receive $0.125 million to be paid in equal monthly installments and $0.125 million of RSU’s valued as of the closing price on March 3, 2025 which will cliff vest on December 31, 2025. The agreement will terminate on December 31, 2025 unless terminated earlier by the Company for cause or voluntarily by consultant.

18.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $0.9 million, and $0.6 million, respectively.

19.
Segment Reporting

The Company has one reportable segment related to R&D and commercial readiness of its gene therapies.

The Company’s CODM is its Chief Executive Officer and the senior leadership team. The CODM manages the Company’s operations on an integrated basis for the purpose of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and expenses by significant areas to make decisions on a company wide basis. Included in these expenses are R&D expenses by program.

The table below is a summary of the segment loss, including significant segment expenses:

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$-	$-	$-

Operating expenses:
Research and development	171,244	186,342	165,570
Non-commercial general and administrative	63,878	54,805	50,211
Commercial general and administrative	38,083	18,512	8,562
Total operating expenses	273,205	259,659	224,343
Loss from operations	(273,205)	(259,659)	(224,343)
Research and development incentives	-	-	500
Interest expense	(1,886)	(1,875)	(1,862)
Interest and other income, net	8,267	5,288	3,889
Accretion of discount and amortization of premium on investments, net	8,078	10,651	(47)
Net Segment loss and Net loss	$(258,746)	$(245,595)	$(221,863)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions of future spending. Net loss is used to monitor budget versus actual results. The CODM also uses net loss in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation.