Form 10-Q
period 2025-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2025-05-08
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

As of May 2, 2025, there were 107,737,919 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	ICD	Implantable cardiac defibrillator
ACM	Arrhythmogenic cardiomyopathy	IND	Investigational New Drug application
ASC	Accounting Standard Codification	IPR&D	In process research and development
ASGCT	American Society of Gene & Cell Therapy	KCCQ	Kansas City Cardiovascular Questionnaire
BAG3	BLC2-associated athanogene 3	LAD-I	Leukocyte Adhesion Deficiency-I
BAG3-DCM	BLC2-associated athanogene 3 mutations associated with dialted cardiomyopathy	LAMP2	Lysosome-associated membrane protein 2
BLA	Biologics License Application	LV	Lentiviral vector
BNP	Brain natriuretic peptide	MAA	Marketing Authorization Application
CHF	Congestive heart failure	NYHA	New York Heart Association
cGMP	Current Good Manufacturing Practice	Offering	Equity offering on December 12, 2024
CIRM	California Institute for Regenerative Medicine	PKD	Pyruvate Kinase Deficiency
CMC	Chemistry Manufacturing Controls	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CODM	Chief Operating Decision Maker	PSU	Performance Stock Unit
CRL	Complete Response Letter	PRIME	Priority Medicines
Cowen	Cowen and Company, LLC	Private Placement	Issuance of warrants on December 12, 2024
CTIS	Clinical Trials Information Systems	R&D	Research and development
DCM	Dilated cardiomyopathy	RBC	Red blood cell
DD	Danon Disease	Renovacor	Renovacor, Inc. acquired on December 1, 2022
DNA	Deoxyrubonucleic acid	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted stock unit
ESB Lease Agreement	Office lease in the Empire State Building in NYC	RTW	RTW Investments, L.P
EU	European Union	SCD	Sudden cardiac death
FA	Fanconi Anemia	SEC	Securities and Exchange Commission
FANCA	Fanconi Anemia Complementation Group A	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
FDA	U.S. Food and Drug Administration	UCLA	University of California, Los Angeles
GMP	Good Manufacturing Practice	U.S.	United States
HNJ	Hospital Infantil de Niño Jesús	U.S. GAAP	U.S. Generally Accepted Accounting Principles
HSCT	Hematopoietic stem cell transplant

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our ability to meet our anticipated milestones for our various drug candidates with respect to the initiation and timing of clinical studies;
•
federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the FDA;
•
the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;
•
our competitors’ activities, including decisions as to the timing of competing product launches, pricing, and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval, or further development of any of our product candidates;
•
our ability to develop, acquire and advance product candidates into, enroll a sufficient number of patients into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;
•
our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•
our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•
our ability to obtain additional funding to conduct our planned research and development effort
•
our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
the development of our direct manufacturing capabilities for our AAV programs;
•
our ability to expand our pipeline to target additional indications that are compatible with our gene therapy technologies;
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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2024, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,810	$163,635
Investments	268,354	208,701
Prepaid expenses and other current assets	6,329	5,847
Total current assets	324,493	378,183
Property and equipment, net	34,565	36,786
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,362	1,362
Deposits	514	529
Operating lease right-of-use assets, net	4,003	4,173
Finance lease right-of-use asset, net	41,825	42,363
Total assets	$471,066	$527,700
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$32,435	$37,827
Operating lease liabilities, current	1,006	1,001
Finance lease liability, current	1,870	1,856
Total current liabilities	35,311	40,684
Operating lease liabilities, non-current	3,095	3,258
Finance lease liability, non-current	19,381	19,383
Other liabilities	1,141	1,141
Total liabilities	58,928	64,466
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 106,753,886 and 106,453,818 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,068	1,065
Additional paid-in capital	1,690,547	1,680,219
Accumulated other comprehensive (loss) income	(27)	66
Accumulated deficit	(1,279,450)	(1,218,116)
Total stockholders' equity	412,138	463,234
Total liabilities and stockholders' equity	$471,066	$527,700

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$-	$-

Operating expenses:
Research and development	35,942	45,227
General and administrative	28,446	22,148
Total operating expenses	64,388	67,375
Loss from operations	(64,388)	(67,375)
Interest expense	(472)	(471)
Interest and other income, net	1,336	3,029
Accretion of discount on investments, net	2,190	2,763
Net loss	$(61,334)	$(62,054)
Net loss per share - basic and diluted	$(0.56)	$(0.66)
Weighted-average common shares outstanding - basic and diluted	110,093,461	93,549,884

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(61,334)	$(62,054)
Other comprehensive loss:
Net unrealized loss on investments	(93)	(454)
Total comprehensive loss	$(61,427)	$(62,508)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	$1,068	$1,690,547	$(27)	$(1,279,450)	$412,138

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	$906	$1,462,155	$(135)	$(1,021,424)	$441,502

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(61,334)	$(62,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,451	1,716
Amortization of finance lease right of use asset	538	538
Stock-based compensation	10,331	10,252
Accretion of discount on investments, net	(2,075)	(2,754)
Change in fair value of warrant liabilities	-	1,111
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(467)	(1,151)
Accounts payable and accrued expenses	(5,258)	(2,413)
Operating lease liabilities and right of use assets, net	12	13
Finance lease liability	12	27
Other liabilities	-	(2,141)
Net cash used in operating activities	(55,790)	(56,856)
Investing activities:
Purchases of investments	(139,931)	(63,947)
Proceeds from maturities of investments	82,260	101,016
Purchases of property and equipment	(364)	(2,035)
Net cash (used in) provided by investing activities	(58,035)	35,034
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	-	1,184
Net cash provided by financing activities	-	1,184
Net change in cash, cash equivalents and restricted cash	(113,825)	(20,638)
Cash, cash equivalents and restricted cash at beginning of period	164,997	57,276
Cash, cash equivalents and restricted cash at end of period	$51,172	$36,638

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$51	$923
Investment maturity receivables and purchase payables, ending balance	$-	$8,648
Operating lease liabilities	$-	$1,134
Operating lease right of use assets	$-	$1,134
Net unrealized loss on investments	$(93)	$(454)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

($ in thousands, except shares and per share data) (Unaudited)

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

In September 2023, the Company announced its alignment with the U.S. Food and Drug Administration (FDA) on its pivotal study design for RP-A501 in Danon disease. Completion of enrollment in this study was announced in September 2024, and the trial and follow-up are ongoing. The Company has received FDA clearance of an investigational new drug (IND) application for RP-A601, and has initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in mid-2025.

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

In September 2023, the FDA accepted the Biologics License Application (BLA) and granted priority review for RP-L201 for the treatment of severe LAD-I. In June 2024, the Company announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of a complete BLA to resolve the CRL is anticipated in 2025. With respect to RP-L201, treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated in September 2024. In April 2024, the European Medicines Agency (EMA) accepted our Marketing Authorization Applications (MAA) for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. With respect to RP-L301, the Company has reached agreement with the FDA on the study design of the Phase 2 pivotal trial for RP-L301, our ex vivo LV-based program targeting PKD. While the Phase 2 RP-L301 study is ready for patient enrollment, the Company is currently focusing our resources on other programs and have not initiated enrollment in the Phase 2 RP-L301 study.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.28 billion as of March 31, 2025. As of March 31, 2025, the Company had $318.2 million of cash, cash equivalents and investments. The Company expects such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the fourth quarter of 2026.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2025 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2024 Form 10-K with most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$49,810	$163,635
Restricted cash	1,362	1,362
Total cash, cash equivalents and restricted cash	$51,172	$164,997

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three months ended March 31, 2025 and 2024, there were no unrealized losses that were credit related. For the three months ended March 31, 2025, and 2024 there were net unrealized loss on investments of $0.1 and $0.5 million, respectively.

Intangible Assets

Intangible assets consisted of an indefinite lived intangible IPR&D asset. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount.

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

Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity and/or ASC 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s Consolidated Statement of Operations. Warrants classified as equity instruments are recorded within additional paid-in capital at the time of issuance and are not subject to remeasurement.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options, RSUs and PSUs.

The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The cost of a stock option or RSU is recognized over the requisite service period of the award on a straight-line basis with forfeitures recognized as they occur. The vesting condition for PSUs is performance based and the cost of a PSU is recognized when it is likely that the performance goal associated with the PSU will be achieved and the award will vest.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of March 31, 2025

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

ASU 2024-03: Expense Disaggregation Disclosures. This update requires disaggregated disclosure of income statement expenses. This update will be effective for the Company for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$46,580	$-	$-	$46,580
	46,580	-	-	46,580

Investments:
U.S. Treasury securities	-	268,354	-	268,354
	-	268,354	-	268,354

Total assets	$46,580	$268,354	$-	$314,934

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$139,948	$-	$-	$139,948
U.S. Treasury securities	-	7,453	-	7,453
	139,948	7,453	-	147,401

Investments:
U.S. Treasury securities	-	208,701	-	208,701
	-	208,701	-	208,701

Total assets	$139,948	$216,154	$-	$356,102

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its U.S. Treasury Securities as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The Company’s warrant liability, which expired on April 23, 2025 and is recorded as part of other liabilities in the Consolidated Balance Sheets, is measured at fair value on a recurring basis using unobservable inputs (Level 3). The warrant liability balance was approximately $0 at March 31, 2025 and December 31, 2024.

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

The fair value of the warrant liability has been estimated with the following assumptions:

	March 31, 2025	December 31, 2024
Stock price	$6.67	$12.57
Exercise price	$65.23	$65.23
Expected volatility	76.02%	52.24%
Risk-free interest rate	4.38%	4.24%
Expected dividend yield	-	-
Expected life (years)	0.06	0.31
Fair value per warrant	$-	$-

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Laboratory equipment	$32,372	$32,205
Machinery and equipment	12,875	12,857
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,282
Internal use software	1,903	1,903
	58,269	58,039
Less: accumulated depreciation and amortization	(23,704)	(21,253)
Total property and equipment, net	$34,565	$36,786

During the three months ended March 31, 2025 and 2024, the Company recognized $2.5 million and $1.7 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor. Intangible assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of March 31, 2025 and December 31, 2024 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Research and development	$13,628	$16,768
Employee compensation	7,073	11,944
Property and equipment	51	185
Professional fees	8,738	7,305
Other	2,945	1,625
Total accounts payable and accrued expenses	$32,435	$37,827

8.
Stockholders’ Equity

Public Offerings and Private Placements

On December 12, 2024, the Company completed the Offering of 15,180,000 shares of its common stock at a public offering price of $12.50 per share and Private Placement of pre-funded warrants to purchase 400,000 shares of common stock at a price of $12.49 per warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million, net of $12.2 million of offering costs, underwriting discounts and commissions, legal and other expenses for net proceeds from the Offering and Private Placement of $182.5 million.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.35%	5.16%
Expected term (in years)	5.42	5.88
Expected volatility	71.29%	73.62%
Expected dividend yield	0.00%	0.00%
Exercise price	$10.73	$29.46
Fair value of common stock	$10.73	$29.46

The following table summarizes stock option activity for the three months ended March 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2024	16,044,686	$16.19	4.67	$63,295
Granted	1,414,793	10.73	9.39
Exercised	-	-		-
Cancelled or forfeited	(258,945)	21.68
Outstanding as of March 31, 2025	17,200,534	$15.66	4.71	$30,666

Options vested and exercisable as of March 31, 2025	13,872,270	$15.03	3.69	$30,666
Options unvested as of March 31, 2025	3,328,264	$18.27	8.95	$-

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2025, and 2024 was $6.05 and $19.92, respectively.

The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $10.7 million and $11.5 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	1,414,210	$23.02
Granted	3,066,671	9.06
Vested	(300,068)	24.41
Forfeited	(132,350)	20.60
Unvested as of March 31, 2025	4,048,463	$12.42

The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $7.3 million and $5.6 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the three months ended March 31, 2025:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	69,661	$28.71
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2025	69,661	$28.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement as of March 31, 2025 and no PSUs were forfeited or expired during the three months ended March 31, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	$5,907	$6,938
Restricted stock units	4,424	3,314
Total stock-based compensation expense	$10,331	$10,252

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$4,388	$4,637
General and administrative	5,943	5,615
Total stock-based compensation expense	$10,331	$10,252

As of March 31, 2025, the Company had an aggregate of $76.5 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $74.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.21 years.

10.
Warrants

A summary of the warrants outstanding as of March 31, 2025 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
$33.63	301,291	August 9, 2021	August 9, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$65.23	617,050	December 1, 2022	April 23, 2025
$65.23	760,086	December 1, 2022	December 1, 2026
$0.01	3,126,955	September 15, 2023	N/A
$0.01	400,000	December 12, 2024	N/A
Total	6,115,078

Warrants Issued in Public Offerings

The Company issued warrants to a related party during the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common shares, respectively at a price of $0.01 per share (see Note 8 “Stockholders Equity”). The pre-funded warrants were acquired by funds affiliated with RTW (see Note 16 “Related Party Transactions”).

Assumed Renovacor Warrants

In conjunction with the acquisition of Renovacor, Rocket assumed pre-acquisition public warrants that were converted into Rocket warrants with a right to purchase 760,086 of Rocket common shares at an exercise price of $65.23 per share.

In conjunction with the acquisition of Renovacor, Rocket assumed pre-acquisition private warrants that were converted into Rocket warrants with a right to purchase 617,050 of Rocket common shares at an exercise price of $65.23 per share. The Company determined that the private warrants did not meet all of the criteria for equity classification. Accordingly, the Company classifies these as a derivative liability in other liabilities in the Consolidated Balance Sheets. The Company measures the fair value of these warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 4 “Fair Value of Financial Instruments” for discussion of fair value measurement of the warrant liability.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(61,334)	$(62,054)
Denominator:
Weighted-average common shares outstanding - basic and diluted	110,093,461	93,549,884
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.66)

For the three months ended March 31, 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

For the three months ended March 31, 2025, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from the pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Warrants exercisable for common shares	2,588,123	2,588,123
Restricted stock units	4,048,463	1,740,745
Performance stock units	69,661	139,323
Options to purchase common shares	17,200,534	15,923,806
Total potential shares excluded from diluted net loss per share	23,906,781	20,391,997

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

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

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements was less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Rent expense excluding rental income was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of March 31, 2025 and December 31, 2024 was $0.8 million.

The following table summarizes lease cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Lease cost	2025	2024
Operating lease cost	$397	$369
Finance lease cost:
Amortization of right of use assets	538	538
Interest on lease liabilities	472	471
Total lease cost	$1,407	$1,378

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	March 31, 2025
2025 (nine months)	$751
2026	1,005
2027	759
2028	522
2029	539
Thereafter	1,881
Total lease payments	$5,457
Less: interest	(1,356)
Total operating lease liabilities	$4,101

The following table summarizes the future lease payments of the Company’s finance lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	March 31, 2025
2025 (nine months)	$1,396
2026	1,911
2027	1,969
2028	2,028
2029	2,089
Thereafter	38,915
Total lease payments	$48,308
Less: interest	(27,057)
Total finance lease liability	$21,251

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of March 31, 2025 and December 31, 2024:

Leases	March 31, 2025	December 31, 2024
Operating right-of-use assets	$4,003	$4,173

Operating current lease liabilities	$1,006	$1,001
Operating noncurrent lease liabilities	3,095	3,258
Total operating lease liabilities	$4,101	$4,259

Finance right-of-use assets	$41,825	$42,363

Finance current lease liability	$1,870	$1,856
Finance noncurrent lease liability	19,381	19,383
Total finance lease liability	$21,251	$21,239

	Three Months Ended March 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$364	$333
Cash flows from finance lease	$460	$443
Weighted-average remaining lease term - operating leases	6.5 years	7.1 years
Weighted-average remaining lease term - finance lease	19.4 years	20.4 years
Weighted-average discount rate - operating leases	8.82%	8.82%
Weighted-average discount rate - finance lease	8.96%	8.96%

OK

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

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant award to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of March 31, 2025, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of $0.05 million on January 2, 2024 and no additional payments are available under the grant awards program.

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the three months ended March 31, 2025, the Company received grants of $2.7 million, which were recorded as a reduction of R&D expenses. Through March 31, 2025, the Company has received RP-A501 grants of $5.0 million from CIRM.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0 and $2,000 for the three months ended March 31, 2025 and 2024, respectively, for services provided under this agreement.

In December 2024, in connection with a public offering, the Company sold 400,000 pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

In February 2025, the Company enter into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s research and development activities. As compensation for services rendered during 2025, the consultant will receive $125,000 to be paid in equal monthly installments and $125,000 of RSU’s valued as of the closing price on March 3, 2025 which will cliff vest on December 31, 2025. The agreement will terminate on December 31, 2025 unless terminated earlier by the Company for cause or voluntarily by consultant. The board member was paid approximately $12,500 for the period ended March 31, 2025 for services provided under the consulting agreement.

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2025 and 2024, was $0.5 million and $0.4 million, respectively.

18.
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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenue	$-	$-

Operating expenses:
Research and development	35,942	45,227
Non-commercial general and administrative	20,615	15,776
Commercial general and administrative	7,831	6,372
Total operating expenses	64,388	67,375
Loss from operations	(64,388)	(67,375)
Interest expense	(472)	(471)
Interest and other income, net	1,336	3,029
Accretion of discount and amortization of premium on investments, net	2,190	2,763
Net Segment loss and Net loss	$(61,334)	$(62,054)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 27, 2025 with the SEC. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the 2024 Form 10-K and in this Quarterly Report on Form 10-Q. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2024 Form 10-K.

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
•
Plakophilin-2 Arrhythmogenic Cardiomyopathy (PKP2-ACM), an inheritable cardiac disorder that is characterized by a progressive loss of cardiac muscle mass, severe right ventricular dilation, dysplasia, fibrofatty replacement of the myocardium and a high propensity to arrhythmias and sudden death (RP-A601); and
•
BAG3 Dilated Cardiomyopathy (BAG3-DCM), which is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. Our program utilizes recombinant AAV serotype 9 (AAV9)-based gene therapy designed to slow or halt progression of BAG3-DCM.

In September 2023, we announced our alignment with the FDA on our pivotal study design for RP-A501 in DD. Completion of enrollment in this study was announced in September 2024, and the trial and follow-up are ongoing. We have received FDA clearance of an IND application for RP-A601, and we have initiated a Phase 1 study for this program. For the BAG3 program, nonclinical and IND enabling studies are ongoing. Submission of the IND is anticipated in the first half of 2025.

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

In September 2023, the FDA accepted the BLA and granted priority review for RP-L201 for the treatment of severe LAD-I. In June 2024, we announced that the FDA had issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of a complete BLA to resolve the CRL is anticipated in 2025. With respect to RP-L102, treatments in the FA Phase 2 studies were completed in 2023 and submission of a BLA on a rolling review basis was initiated in September 2024. In April 2024, the European Medicines Agency (EMA) accepted our Marketing Authorization Application (MAA) for RP-L102. Additional work on a gene therapy program for the less common FA subtypes C and G is ongoing. With respect to RP-L301, we have reached agreement with the FDA on the study design of the Phase 2 pivotal trial for RP-L301, our ex vivo LV-based program targeting PKD. While the Phase 2 RP-L301 study is ready for patient enrollment, we are currently focusing our resources on other programs and have not initiated enrollment in the Phase 2 RP-L301 study.

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

We are developing gene therapies utilizing modified, non-pathogenic viruses as delivery vehicles. Viruses are inherently effective for gene delivery due to their natural ability to enter cells and deliver genetic material. In engineering our viral vectors, the native viral genes are removed and replaced with a functional copy of the missing or mutated gene responsible for a patient’s genetic disorder. This functional copy, referred to as a “therapeutic gene” or “transgene,” is introduced through a process known as “transduction.” Once modified, the virus is termed a “viral vector,” capable of delivering the transgene to targeted tissues or organs, such as the bone marrow.

We are advancing two categories of viral vectors: adeno-associated virus (AAV) vectors and lentiviral (LV) vectors. We believe that our AAV- and LV-based programs have the potential to confer significant and durable therapeutic benefits. Our gene therapies are administered either (1) ex vivo, whereby a patient’s cells are collected, transduced with the viral vector in a controlled laboratory environment, and subsequently reinfused into the patient, or (2) in vivo, whereby the viral vector is delivered directly into the patient, either intravenously or through targeted tissue injection, to enable in situ transduction of the desired cell populations.

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

In November 2024, we announced positive results and presented long-term safety and efficacy results of the Phase 1 study at the American Heart Association’s 2024 Late-Breaking Science sessions and simultaneously published these data in the New England Journal of Medicine. The long-term safety and efficacy results from the Phase 1 RP-A501 study showed that RP-A501 was generally well tolerated and all evaluable DD patients demonstrated LAMP2 protein expression at 12 months (sustained up to 60 months) and reduction of left ventricular mass index by ≥10% at 12 months (sustained up to 54 months) after treatment.

RP-A501 Phase I Study: Sustained LAMP2 Expression in Cardiomyocytes

Durable myocardial LAMP2 protein expression seen in all patients

Myocardial LAMP2 Protein Expression

Cohort	Patient	BL	M6	M12	M18	M24	M30	M36	M60‡
6.7×10^{13} GC/kg Adult/adolescent	1001	0	⊕⊕	⊕	NP	NP	0*	0*	⊕⊕⊕‡
	1002	0	NP	⊕⊕⊕	⊕⊕	⊕⊕	⊕⊕	⊕⊕	
	1005	0	NP	⊕⊕†	NP	⊕	⊕	⊕	
1.1×10^{14} GC/kg Adult/adolescent[a]	1006	0	⊕	⊕	⊕	⊕	NP	⊕⊕⊕	
6.7×10^{13} GC/kg Pediatric	1008	0	⊕⊕	⊕	NP	⊕⊕	Visits Pending		
	1009	0	⊕	⊕⊕	NP	⊕⊕⊕			

†Reflects patient 1005 9M visit biopsy as 12M biopsy not performed
‡ Preliminary assessment of biopsy from 1001 Y5 visit with updated IHC assay

Legend: IHC Staining Grade (% Positive Cardiomyocytes)

0 = no staining; ⊕ = 1 (≤25%); ⊕⊕⊕ = 3 (51%–74%)
NP = not performed; ⊕⊕ = 2 (26%–50%); ⊕⊕⊕⊕ = 4 (≥75%)

Representative LAMP2 IHC Images

Pre-infusion Visit 0
Post-infusion Visit 1
Post-infusion Visit 2
Post-infusion Visit 3
6.7 × 10^13 GC/kg Adult/adolescent, N=3
1002
M12
M24
M36
1005
M9
M24
M36
6.7 × 10^13 GC/kg Pediatric, N=2
1008
M6
M12
M24
1009
M6
M12
M24
100 µm

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

Recently Achieved Milestones

In February 2023, we announced that RP-A501 received RMAT designation from the FDA, and in May 2023, we received PRIME designation from the EMA. In September 2024, we announced completion of enrollment of 12 patients in the Phase 2 study across sites in the U.S. and EU. The trial and follow-up are ongoing.

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

Recently Achieved Milestones

In June 2023, we announced receipt of FDA Fast Track and Orphan Drug Designations. In May 2024, we announced receipt of Orphan Medicinal Product Designation from the European Commission. Enrollment in the U.S. Phase 1 study has completed.

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

Recently Achieved Milestones

Nonclinical, IND-enabling studies are ongoing. Submission of the IND is anticipated in mid-2025.

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

In May 2023, we presented updated clinical data for RP-L102 at the ASGCT 26th Annual Meeting. As of the data cut-off (April 17, 2023), RP-L102 conferred sustained genetic correction in 8 of 12 evaluable patients and comprehensive phenotypic correction in 7 of 12 evaluable patients with ≥12 months of follow-up as demonstrated by increased resistance to mitomycin-C in bone marrow-derived colony forming cells and hematologic stabilization. The safety profile of RP-L102 has been highly favorable, and the treatment, administered without any cytotoxic conditioning, has been well tolerated. No signs of bone marrow dysplasia, clonal dominance or insertional mutagenesis related to RP-L102 have been observed. Polyclonal integration patterns have been observed in each of the seven patients with phenotypic, genetic, and hematologic evidence of engraftment.

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

On April 2, 2024, we announced that the EMA accepted our MAA for RP-L102. Submission of a BLA on a rolling review basis was initiated on September 26, 2024. Anticipated final module submission of the BLA in late 2025/early 2026.

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

The open-label, single-arm, Phase 1/2 registration-enabling clinical trial of RP-L201 for severe LAD-I has completed enrollment and treated nine patients. The first patient was treated at UCLA in the third quarter of 2019, and enrollment is now complete for both the Phase 1 and Phase 2 portions of the study. In May 2024, we presented updated follow-up data at the ASGCT 27th Annual Meeting, including 18- to 45-month follow-up data (data cut-off July 24, 2023). We continued to observe 100% survival without the need for allogeneic transplant, with all patients enrolled at less than 12 months of age surpassing 24 months without transplant. Compared to pre-treatment history, patients demonstrated substantial reductions in significant infections requiring hospitalization or intravenous antimicrobials, along with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound healing capabilities. RP-L201 remained well tolerated, with no new safety events related to the treatment.

Recently Achieved and Anticipated Milestones

A BLA filing for RP-L201 was accepted by the FDA with priority review in September 2023 with an initial Prescription Drug User Fee Act date of March 31, 2024. In February 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying CMC information submitted by us in response to FDA information requests. In June 2024, we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of a complete BLA to resolve CRL is anticipated in 2025.

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

Future Opportunities

In addition to the programs specified in this Quarterly Report, we are also conducting exploratory preclinical research and development to expand potential applications of proprietary LV and/or AAV program platforms. Research focus areas include the development of new candidates for the treatment of additional monogenic rare genetic diseases.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through March 31, 2025, we raised net cash proceeds of approximately $1.2 billion from investors through both equity and convertible debt financing to fund operating activities.

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

Research and Development Expenses

Our R&D program expenses consist of both internal and external costs incurred for the development of our product candidates. These expenses include:

•
expenses incurred under agreements with research institutions and consultants that conduct R&D activities including process development, preclinical, and clinical activities on our behalf;
•
costs related to process development, production of preclinical and clinical materials, including fees paid to contract manufacturers, and manufacturing input costs for use in internal manufacturing processes;
•
consultants supporting process development and regulatory activities; and
•
costs related to in-licensing of rights to develop and commercialize our product candidate portfolio.

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

Our direct R&D expenses are tracked on a program-by-program basis for product candidates and consist primarily of external costs, such as research collaborations and third-party manufacturing agreements associated with our preclinical research, process development, manufacturing, and clinical development activities. Our direct R&D expenses by program also include fees incurred under license agreements. Our personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal R&D organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•
salaries and personnel-related costs, including benefits, travel, and stock-based compensation, for our scientific personnel performing R&D activities;
•
facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation expense, and laboratory supplies and equipment used for internal R&D activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Direct Expenses:
Danon Disease (AAV) RP-A501	$886	$6,821
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,811	1,193
Leukocyte Adhesion Deficiency (LV) RP-L201	4,003	5,135
Fanconi Anemia (LV) RP-L102	6,020	3,520
Pyruvate Kinase Deficiency (LV) RP-L301	1,090	2,784
Other product candidates	346	2,386
Total direct expenses	14,156	21,839
Unallocated Expenses:
Employee compensation	$12,239	$13,617
Stock based compensation expense	4,388	4,637
Depreciation and amortization expense	1,864	1,467
Laboratory and related expenses	914	1,034
Professional fees	1,060	1,148
Other expenses	1,321	1,485
Total other research and development expenses	21,786	23,388
Total research and development expense	$35,942	$45,227

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

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the three months ended March 31, 2025 was related to interest earned from investments and cash equivalents. Interest and other income for the three months ended March 31, 2024 was related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2025 compared to those disclosed in our 2024 Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$35,942	$45,227	$(9,285)
General and administrative	28,446	22,148	6,298
Total operating expenses	64,388	67,375	(2,987)
Loss from operations	(64,388)	(67,375)	2,987
Interest expense	(472)	(471)	(1)
Interest and other income, net	1,336	3,029	(1,693)
Accretion of discount on investments, net	2,190	2,763	(573)
Total other income, net	3,054	5,321	(2,267)
Net loss	$(61,334)	$(62,054)	$720

Research and Development Expenses

R&D expenses decreased $9.3 million to $35.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $2.5 million, lab supplies and office expense of $2.3 million, compensation and benefits expense of $1.4 million due to decreased R&D headcount, and professional fees of $1.6 million. Reflected in the decrease in R&D expenses was the receipt of $2.7 million of CIRM grant recorded as a reduction of R&D expenses.

General and Administrative Expenses

G&A expenses increased $6.3 million to $28.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in G&A expenses was primarily driven by increases in commercial preparation related expenses of $1.5 million, legal expenses of $4.0 million, and non-cash stock compensation expense of $0.7 million.

Other Income, Net

Other income decreased $2.3 million to $3.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in other income was primarily driven by a decrease in accretion of discount on investments, net, of $0.6 million and a decrease in interest and other income, net, of $1.7 million due to a decrease in interest earned on investments due to lower interest rates year over year and a decrease in fair value of warrant liabilities in 2024.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $61.3 million for the three months ended March 31, 2025, and $258.7 million for the year ended December 31, 2024. We have experienced negative cash flows from operations and as of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $1.28 billion and $1.22 billion, respectively. As of March 31, 2025, we had $318.2 million of cash, cash equivalents and investments. We believe that our existing cash, cash equivalents, and available-for-sale investments will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have financed our operations primarily through proceeds from the sale of equity securities and continue to manage our capital resources with discipline and a focus on long-term sustainability.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(55,790)	$(56,856)
Net cash (used in) provided by investing activities	(58,035)	35,034
Net cash provided by financing activities	-	1,184
Net decrease in cash, cash equivalents and restricted cash	$(113,825)	$(20,638)

Operating Activities

During the three months ended March 31, 2025, operating activities used $55.8 million of cash and cash equivalents, primarily resulting from our net loss of $61.3 million offset by net non-cash charges of $11.2 million, including non-cash stock-based compensation expense of $10.3 million, depreciation and amortization expense of $3.0 million, partially offset by accretion of discount on investments of $2.1 million. Changes in our operating assets and liabilities for the three months ended March 31, 2025 included a decrease in accounts payable and accrued expenses of $5.3 million and an increase in our prepaid expenses of $0.5 million.

During the three months ended March 31, 2024, operating activities used $56.9 million of cash and cash equivalents, primarily resulting from our net loss of $62.1 million offset by net non-cash charges of $10.9 million, including non-cash stock-based compensation expense of $10.3 million, depreciation and amortization expense of $2.3 million, partially offset by accretion of discount on investments of $2.8 million and reduction in fair value of warrant liabilities of $1.1 million. Changes in our operating assets and liabilities for the three months ended March 31, 2024, included of a decrease in accounts payable and accrued expenses of $2.4 million, an increase in our prepaid expenses of $1.2 million, and a decrease in other liabilities of $2.1 million.

Investing Activities

During the three months ended March 31, 2025, net cash used by investing activities was $58.0 million, primarily resulting from proceeds of $82.3 million from the maturities of investments, offset by purchases of investments of $139.9 million, and purchases of property and equipment of $0.4 million.

During the three months ended March 31, 2024, net cash provided by investing activities was $35.0 million, primarily resulting from proceeds of $101.0 million from the maturities of investments, offset by purchases of investments of $63.9 million, and purchases of property and equipment of $2.0 million.

Financing Activities

During the three months ended March 31, 2025, no cash was provided or used by financing activities.

During the three months ended March 31, 2024, financing activities provided $1.2 million of cash, consisting of proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and investments of $318.2 million and $372.3 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in U.S. interest rates and our investments that can decline in value if market interest rates increase. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2025, the net effect on the net fair value of our investments would have resulted in a hypothetical decline of $1.0 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer,evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

Our material risk factors are disclosed in Item 1A of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#*	Executive Employment Agreement, dated April 7, 2025, by and between the registrant and Sarbani Chaudhuri
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

ROCKET PHARMACEUTICALS, INC.

May 8, 2025	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2025	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)