Form 10-Q
period 2025-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2025-08-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

As of August 1, 2025, there were 107,903,871 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	IND	Investigational New Drug application
ACM	Arrhythmogenic cardiomyopathy	IPR&D	In process research and development
ASC	Accounting Standard Codification	KCCQ	Kansas City Cardiovascular Questionnaire
ASGCT	American Society of Gene & Cell Therapy	LAD-I	Leukocyte Adhesion Deficiency-I
ATMP	Advanced Therapy Medical Product	LAMP2	Lysosome-associated membrane protein 2
BAG3	BLC2-associated athanogene 3	LV	Lentiviral vector
BAG3-DCM	BLC2-associated athanogene 3 mutations associated with dilalted cardiomyopathy	MAA	Marketing Authorization Application
BLA	Biologics License Application	NYHA	New York Heart Association
BNP	Brain natriuretic peptide	Offering	Equity offering of shares of common stock, which closed December 12, 2024
cGMP	Current Good Manufacturing Practice	PDUFA	Prescription Drug User Free Act
CIRM	California Institute for Regenerative Medicine	PKD	Pyruvate Kinase Deficiency
CMC	Chemistry Manufacturing Controls	PKP2	Plakophilin-2
CODM	Chief Operating Decision Maker	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CRL	Complete Response Letter	PSU	Performance Stock Unit
Cowen	Cowen and Company, LLC	PRIME	Priority Medicines
CTIS	Clinical Trials Information Systems	Private Placement	Issuance of pre-funded warrants on December 12, 2024
DCM	Dilated cardiomyopathy	R&D	Research and development
DD	Danon disease	RBC	Red blood cell
DNA	Deoxyrubonucleic acid	Renovacor	Renovacor, Inc. acquired on December 1, 2022
ECG	Echocardiographic	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted stock unit
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in NYC	RTW	RTW Investments, L.P
EU	European Union	SAE	Significant Adverse Event
FA	Fanconi Anemia	SCD	Sudden cardiac death
FDA	U.S. Food and Drug Administration	SEC	Securities and Exchange Commission
GMP	Good Manufacturing Practice	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
HF	Heart Failure	UCLA	University of California, Los Angeles
HNJ	Hospital Infantil de Niño Jesús	U.S.	United States
HSCT	Hematopoietic stem cell transplant	U.S. GAAP	U.S. Generally Accepted Accounting Principles
ICD	Implantable cardiac defibrillator

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring and our estimates related to the costs and timing of implementing such initiative
•
our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•
our ability to obtain and enforce patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
our estimates regarding our capital requirements; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,819	$163,635
Investments	238,675	208,701
Prepaid expenses and other current assets	5,661	5,847
Total current assets	277,155	378,183
Property and equipment, net	32,524	36,786
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,365	1,362
Deposits	515	529
Operating lease right-of-use assets, net	3,830	4,173
Finance lease right-of-use asset, net	41,286	42,363
Total assets	$420,979	$527,700
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$40,505	$37,827
Operating lease liabilities, current	1,010	1,001
Finance lease liability, current	1,884	1,856
Total current liabilities	43,399	40,684
Operating lease liabilities, non-current	2,928	3,258
Finance lease liability, non-current	19,380	19,383
Other liabilities	1,061	1,141
Total liabilities	66,768	64,466
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 107,884,420 and 106,453,818 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1,079	1,065
Additional paid-in capital	1,701,608	1,680,219
Accumulated other comprehensive (loss) income	(107)	66
Accumulated deficit	(1,348,369)	(1,218,116)
Total stockholders’ equity	354,211	463,234
Total liabilities and stockholders’ equity	$420,979	$527,700

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	42,658	46,345	78,600	91,572
General and administrative	25,020	27,367	53,466	49,515
Restructuring	3,471	-	3,471	-
Total operating expenses	71,149	73,712	135,537	141,087
Loss from operations	(71,149)	(73,712)	(135,537)	(141,087)
Interest expense	(473)	(471)	(945)	(942)
Interest and other income, net	483	2,294	1,819	5,323
Accretion of discount on investments, net	2,220	2,243	4,410	5,006
Net loss	$(68,919)	$(69,646)	$(130,253)	$(131,700)
Net loss per share - basic and diluted	$(0.62)	$(0.74)	$(1.18)	$(1.40)
Weighted-average common shares outstanding - basic and diluted	111,019,647	93,746,243	110,559,113	93,759,894

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(68,919)	$(69,646)	$(130,253)	$(131,700)
Other comprehensive loss:
Net unrealized loss on investments	(80)	(83)	(173)	(537)
Total comprehensive loss	$(68,999)	$(69,729)	$(130,426)	$(132,237)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025, and 2024

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	1,068	1,690,547	(27)	(1,279,450)	412,138
Issuance of common stock pursuant to exercise of stock options	952,313	9	(9)	-	-	-
Issuance of common stock pursuant to vesting of restricted stock units	178,221	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(80)	-	(80)
Stock-based compensation	-	-	10,857	-	-	10,857
Return of related party short-swing profits	-	-	215	-	-	215
Net loss	-	-	-	-	(68,919)	(68,919)
Balance at June 30, 2025	107,884,420	$1,079	$1,701,608	$(107)	$(1,348,369)	$354,211

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	906	1,462,155	(135)	(1,021,424)	441,502
Issuance of common stock pursuant to exercise of stock options	159,355	2	1,528	-	-	1,530
Issuance of common stock pursuant to vesting of restricted stock units	150,668	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(83)	-	(83)
Stock-based compensation	-	-	11,332	-	-	11,332
Net loss	-	-	-	-	(69,646)	(69,646)
Balance at June 30, 2024	90,956,613	$910	$1,475,013	$(218)	$(1,091,070)	$384,635

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(130,253)	$(131,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,491	3,548
Amortization of finance lease right of use asset	1,077	1,077
Stock-based compensation	21,188	21,584
Accretion of discount on investments, net	(4,287)	(4,996)
Change in fair value of warrant liabilities	-	(1,771)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	200	(729)
Accounts payable and accrued expenses	2,863	2,122
Operating lease liabilities and right of use assets, net	22	50
Finance lease liability	25	56
Other liabilities	(80)	80
Net cash used in operating activities	(104,754)	(110,679)
Investing activities:
Purchases of investments	(192,620)	(102,521)
Proceeds from maturities of investments	166,760	197,144
Purchases of property and equipment	(414)	(3,965)
Net cash (used in) provided by investing activities	(26,274)	90,658
Financing activities:
Issuance of common stock, pursuant to exercise of stock options	-	2,714
Return of related party short-swing profits	215	-
Net cash provided by financing activities	215	2,714
Net change in cash, cash equivalents and restricted cash	(130,813)	(17,307)
Cash, cash equivalents and restricted cash at beginning of period	164,997	57,276
Cash, cash equivalents and restricted cash at end of period	$34,184	$39,969

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$-	$1,036
Investment maturity receivables and purchase payables, ending balance	$-	$8,072
Operating lease liabilities	$-	$1,134
Operating lease right of use assets	$-	$1,134
Net unrealized loss on investments	$(173)	$(537)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

($ in thousands, except shares and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. (the “Company”) is a fully integrated, late-stage biotechnology company advancing a sustainable pipeline of investigational genetic therapies designed to correct the root cause of complex and rare disorders. Rocket’s innovative multi-platform approach allows the Company to design the optimal gene therapy for each indication, creating potentially transformative options that enable people living with devastating rare diseases to experience long and full lives.

Rocket’s in vivo adeno-associated viral (AAV) vector-based cardiovascular portfolio includes a late-stage clinical program for Danon disease, a devastating heart failure condition resulting in thickening of the heart, and early-stage clinical programs for PKP2-arrhythmogenic cardiomyopathy (PKP2-ACM), a life-threatening heart failure disease causing ventricular arrhythmias and sudden cardiac death, and BAG3-associated dilated cardiomyopathy (BAG3-DCM), a heart failure condition that causes enlarged ventricles.

Rocket’s ex vivo lentiviral (LV) vector-based hematology portfolio consists of late-stage programs for Leukocyte Adhesion Deficiency-I (LAD-I), a severe pediatric genetic disorder that causes recurrent and life-threatening infections which are frequently fatal; Fanconi Anemia (FA), a difficult-to-treat genetic disease that leads to bone marrow failure and potentially cancer; and Pyruvate Kinase Deficiency (PKD), a monogenic red blood cell disorder resulting in increased red cell destruction and mild to life-threatening anemia.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.35 billion as of June 30, 2025. As of June 30, 2025, the Company had $271.5 million of cash, cash equivalents and investments. The Company expects that in accordance with the current operating plan, which reflects a strategic corporate reorganization announced in July 2025, such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2027.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company expects to continue to generate operating losses for the foreseeable future and to finance its future cash needs through, but not limited to, one or a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In May 2025, the Company announced that a patient participating in the Phase 2 clinical trial for RP-A501 for Danon disease experienced an SAE and that the FDA placed a clinical hold on the trial to allow for further evaluation.

In July 2025, the Company implemented a strategic corporate reorganization designed to align its resources with its highest-priority programs, namely, the AAV-based gene therapy platform focused on cardiovascular diseases. As part of this effort, the Company reduced its workforce by approximately 30%.

While the reorganization is intended to streamline operations, improve capital efficiency, and extend the Company’s cash runway, there can be no assurance that the anticipated benefits such as cost savings, improved focus, or operational efficiency will be realized to the extent or within the timeframe currently expected. The reduction in force and related organizational changes may also result in near-term disruption to the Company’s operations, loss of institutional knowledge, or diminished employee morale, which could adversely impact productivity and the Company’s ability to execute on key initiatives. In addition, the Company may incur additional or unforeseen costs associated with the reorganization, including severance, outplacement, legal, and consulting expenses.

The Company may also face challenges retaining key personnel and maintaining continuity across teams, which could impair our ability to advance clinical programs, meet regulatory milestones, or pursue long-term strategic objectives. Potential litigation or other employee-related claims arising from the workforce reduction could divert management attention and further increase costs. Any of these factors could have a material adverse effect on our business, operating results, and financial condition.

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2025 and the results of its operations and its cash flows for the six months ended June 30, 2025. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2024 Form 10-K with most significant policies also being listed here.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$32,819	$163,635
Restricted cash	1,365	1,362
Total cash, cash equivalents and restricted cash	$34,184	$164,997

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

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2025 and 2024, there were no unrealized losses that were credit related. For the three and six months ended June 30, 2025, there were net unrealized losses on investments of $0.1 and $0.2 million, respectively. For the three and six months ended June 30, 2024, there were net unrealized losses on investments of $0.1 and $0.5 million, respectively.

Intangible Assets

Intangible assets consisted of an indefinite lived intangible IPR&D asset. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below the carrying amount.

Goodwill

Goodwill is tested for impairment annually as of December 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired.

On May 27, 2025, the Company announced that a patient participating in the Phase 2 clinical trial for RP-A501 for Danon disease experienced an SAE and that the FDA placed a clinical hold on the trial to allow for further evaluation. In response to the SAE, the Company performed a quantitative assessment of its goodwill and determined that it is more likely than not that the fair value of the Company exceeds the carrying value. As a result, the Company has determined that there was no goodwill impairment as of and for the quarter ended June 30, 2025.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law with changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the One Big Beautiful Bill Act to our Consolidated Financial Statements.

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of June 30, 2025

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

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$19,211	$-	$-	$19,211
	19,211	-	-	19,211

Investments:
U.S. Treasury securities	-	238,675	-	238,675
	-	238,675	-	238,675

Total assets	$19,211	$238,675	$-	$257,886

	Fair Value Measurements as of December 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$139,948	$-	$-	$139,948
U.S. Treasury securities	-	7,453	-	7,453
	139,948	7,453	-	147,401

Investments:
U.S. Treasury securities	-	208,701	-	208,701
	-	208,701	-	208,701

Total assets	$139,948	$216,154	$-	$356,102

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

The Company had a warrant liability, which expired on April 23, 2025. The warrant liability was recorded as part of other liabilities in the Consolidated Balance Sheets and measured at fair value on a recurring basis using unobservable inputs (Level 3). The warrant liability balance was approximately $0 on December 31, 2024.

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Laboratory equipment	$32,371	$32,205
Machinery and equipment	12,875	12,857
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,282
Internal use software	1,903	1,903
	58,268	58,039
Less: accumulated depreciation and amortization	(25,744)	(21,253)
Total property and equipment, net	$32,524	$36,786

During the three and six months ended June 30, 2025, the Company recognized $2.0 million and $4.5 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2024, the Company recognized $1.8 million and $3.5 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor. Intangible assets as of June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30, 2025	December 31, 2024
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of June 30, 2025, and December 31, 2024, was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Research and development	$16,674	$16,768
Employee compensation	8,047	11,944
Property and equipment	-	185
Professional fees	10,604	7,305
Restructuring	3,471	-
Other	1,709	1,625
Total accounts payable and accrued expenses	$40,505	$37,827

8.
Stockholders’ Equity

Public Offerings and Private Placements

On December 12, 2024, the Company completed the Offering of 15,180,000 shares of its common stock at a public offering price of $12.50 per share and a Private Placement of pre-funded warrants to purchase 400,000 shares of common stock at a price of $12.49 per pre-funded warrant. The gross proceeds from the Offering and Private Placement were approximately $194.7 million. The net proceeds of the Offering and Private Placement were approximately $182.5 million after reduction for offering costs, underwriting discounts and commissions, legal and other expenses.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.31%	4.94%
Expected term (in years)	5.42	5.82
Expected volatility	71.68%	73.69%
Expected dividend yield	0.00%	0.00%
Exercise price	$10.51	$27.90
Fair value of common stock	$10.51	$27.90

The following table summarizes stock option activity for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2024	16,044,686	$16.19	4.67	$63,295
Granted	1,674,281	10.51	9.13
Exercised	(952,313)	0.00		-
Cancelled or forfeited	(404,485)	21.20
Outstanding as of June 30, 2025	16,362,169	$16.43	4.67	$6,452

Options vested and exercisable as of June 30, 2025	13,433,193	$16.43	3.75	$6,452
Options unvested as of June 30, 2025	2,928,976	$16.43	8.87	$-

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2025, and 2024 was $5.86 and $18.80, respectively.

The total fair value of options vested during the six months ended June 30, 2025, and 2024 was $18.8 million and $19.3 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	1,414,210	$23.02
Granted	3,780,853	8.24
Vested	(478,289)	23.22
Forfeited	(332,022)	15.85
Unvested as of June 30, 2025	4,384,752	$10.80

The total fair value of RSUs vested during the six months ended June 30, 2025, and 2024 was $11.1 million and $8.4 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the six months ended June 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	69,661	$28.71
Granted	-	-
Vested	-	-
Forfeited	(34,831)	28.71
Unvested as of June 30, 2025	34,830	$28.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement as of June 30, 2025, and the time period for one of the performance goals expired during the six months ended June 30, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$5,454	$7,162	$11,361	$14,100
Restricted stock units	5,403	4,170	9,827	7,484
Total stock-based compensation expense	$10,857	$11,332	$21,188	$21,584

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$4,821	$4,885	$9,209	$9,522
General and administrative	6,036	6,447	11,979	12,062
Total stock-based compensation expense	$10,857	$11,332	$21,188	$21,584

As of June 30, 2025, the Company had an aggregate of $66.3 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $65.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.11 years.

10.
Warrants

A summary of the warrants outstanding as of June 30, 2025, is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
$33.63	301,291	August 9, 2021	August 9, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$65.23	760,086	December 1, 2022	December 1, 2026
$0.01	3,126,955	September 15, 2023	N/A
$0.01	400,000	December 12, 2024	N/A
Total	5,498,028

Warrants Issued in Public Offerings

The Company issued warrants to a related party during the years ended December 31, 2024, and 2023. For the years ended December 31, 2024, and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common stock, respectively at a price of $0.01 per share (see Note 8 “Stockholders Equity”). The pre-funded warrants were acquired by funds affiliated with RTW (see Note 16 “Related Party Transactions”).

Assumed Renovacor Warrants

In conjunction with the acquisition of Renovacor, the Company assumed pre-acquisition public warrants that were converted into warrants to purchase 760,086 shares of Rocket Pharmaceuticals, Inc. common stock at an exercise price of $65.23 per share.

In conjunction with the acquisition of Renovacor, the Company assumed pre-acquisition private warrants that were converted into warrants to purchase 617,050 shares of Rocket Pharmaceuticals, Inc. common stock at an exercise price of $65.23 per share. The Company determined that the private warrants did not meet all of the criteria for equity classification. Accordingly, the Company classified these as a derivative liability in other liabilities in the Consolidated Balance Sheets. The Company measured the fair value of these warrants at the end of each reporting period and recognized changes in the fair value from the prior period in the Company’s operating results for the current period. These warrants expired on April 23, 2025.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(68,919)	$(69,646)	$(130,253)	$(131,700)
Denominator:
Weighted-average common shares outstanding - basic and diluted	111,019,647	93,746,243	110,559,113	93,759,894
Net loss per share attributable to common stockholders - basic and diluted	$(0.62)	$(0.74)	$(1.18)	$(1.40)

For the three and six months ended June 30, 2025, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from the pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

For the three and six months ended June 30, 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2025	2024
Warrants exercisable for common shares	1,971,073	2,588,123
Restricted stock units	4,384,752	1,684,153
Performance stock units	34,830	156,738
Options to purchase common shares	16,362,169	16,106,157
Total potential shares excluded from diluted net loss per share	22,752,824	20,535,171

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024.

Operating Leases

On June 7, 2018, the Company entered into a three-year ESB Lease Agreement. In connection with the ESB Lease Agreement, the Company established an irrevocable standby letter of credit for $0.8 million. On March 26, 2021, the Company entered into Amendment No. 1 to the ESB Lease Agreement that extended the lease agreement to June 30, 2024. On March 29, 2024, the Company entered into Amendment No. 2 to the ESB Lease Agreement that extended the lease agreement to July 31, 2027. The letter of credit serves as the Company’s security deposit on the lease in which the landlord is the beneficiary and expires September 30, 2027.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under a sublease agreement was less than $0.1 million for the three and six months ended June 30, 2025. Rental income received under a sublease agreement totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

Rent expense excluding rental income was $0.3 million and $0.6 million for the three and six months ended June 30, 2025. Rent expenses excluding rental income were $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of June 30, 2025, and December 31, 2024, was $0.8 million.

The following table summarizes lease cost for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
Lease cost	2025	2024
Operating lease cost	$523	$672
Finance lease cost:
Amortization of right of use assets	1,077	1,077
Interest on lease liabilities	945	942
Total lease cost	$2,545	$2,691

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	June 30, 2025
2025 (six months)	$501
2026	1,005
2027	759
2028	522
2029	539
Thereafter	1,881
Total lease payments	$5,207
Less: interest	(1,269)
Total operating lease liabilities	$3,938

The following table summarizes the future lease payments of the Company’s finance lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	June 30, 2025
2025 (six months)	$935
2026	1,911
2027	1,969
2028	2,028
2029	2,089
Thereafter	38,915
Total lease payments	$47,847
Less: interest	(26,583)
Total finance lease liability	$21,264

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of June 30, 2025, and December 31, 2024:

Leases	June 30, 2025	December 31, 2024
Operating right-of-use assets	$3,830	$4,173

Operating current lease liabilities	$1,010	$1,001
Operating noncurrent lease liabilities	2,928	3,258
Total operating lease liabilities	$3,938	$4,259

Finance right-of-use assets	$41,286	$42,363

Finance current lease liability	$1,884	$1,856
Finance noncurrent lease liability	19,380	19,383
Total finance lease liability	$21,264	$21,239

	Six Months Ended June 30,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$500	$584
Cash flows from finance lease	$921	$886
Weighted-average remaining lease term - operating leases	6.4 years	6.9 years
Weighted-average remaining lease term - finance lease	19.2 years	20.2 years
Weighted-average discount rate - operating leases	8.83%	8.82%
Weighted-average discount rate - finance lease	8.96%	8.96%

OK

13.
Commitments and Contingencies

Litigation

In June 2025, the Company entered into a settlement agreement with Lexeo Therapeutics, Inc. (“Lexeo”) to resolve all claims in ongoing litigation between the parties in the United States District Court for the Southern District of New York. The litigation involved allegations by the Company of trade secret misappropriation and tortious interference, and counterclaims by Lexeo including correction of inventorship, breach of contract, and trade secret misappropriation. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation.

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved amicably and fully, and without admission of liability by any party. For the three and six months ended June 30, 2025, the gain or loss in connection with this settlement agreement was not material.

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 and between September 17, 2024 and May 26, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. We intend to vigorously defend against such allegations. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Indemnification Arrangements

Pursuant to its bylaws and as permitted under Delaware law, the Company has indemnification obligations to directors, officers, employees or agents of the Company or anyone serving in these capacities. The maximum potential number of future payments the Company could be required to pay is unlimited. The Company has insurance that reduces its monetary exposure and would enable it to recover a portion of any future amounts paid. As a result, the Company believes that the estimated fair value of these indemnification commitments is minimal.

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

14.
Agreements Related to Intellectual Property

The Company, directly and through its subsidiary Spacecraft Seven, LLC, has various licenses and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property that is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols, or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in R&D activities has no alternative future uses.

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of June 30, 2025, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of $0.05 million on January 2, 2024, and no additional payments are available under the grant awards program.

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the six months ended June 30, 2025, the Company received grants of $2.7 million, which were recorded as a reduction of R&D expenses. Through June 30, 2025, the Company has received RP-A501 grants of $5.0 million from CIRM.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0 and $2,000 for the six months ended June 30, 2025 and 2024, respectively, for services provided under this agreement.

In December 2024, in connection with a public offering, the Company sold 400,000 pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

In February 2025, the Company entered into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s R&D activities. As compensation for services rendered during 2025, the consultant will receive $125,000 to be paid in equal monthly installments and $125,000 of RSU’s valued as of the closing price on March 3, 2025, which will cliff vest on December 31, 2025. The agreement will terminate on December 31, 2025, unless terminated earlier by the Company for cause or voluntarily by the consultant. The board member was paid approximately $50,000 for the six months ended June 30, 2025, for services provided under the consulting agreement.

In June 2025, the Company received a total of approximately $215,000, representing return of short-swing profits from the sale of common stock by beneficial owners under Section 16(b) of the Securities and Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution and reflected a corresponding increase to additional paid-in capital.

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet the minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2025, was $0.7 million and $1.2 million, respectively. The Company’s matching contribution for the three and six months ended June 30, 2024, was $0.4 million and $0.8 million, respectively.

18.
Segment Reporting

The Company has one reportable segment related to R&D and commercial readiness of its gene therapies.

The Company’s CODM is its Chief Executive Officer and the senior leadership team. The CODM manages the Company’s operations on an integrated basis for the purpose of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and expenses by significant areas to make decisions on a company-wide basis. Included in these expenses are R&D expenses by program.

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue			$-	$-

Operating expenses:
Research and development	42,658	46,345	78,600	91,572
Non-commercial general and administrative	17,042	16,777	37,657	32,553
Commercial general and administrative	7,978	10,590	15,809	16,962
Restructuring	3,471	-	3,471	-
Total operating expenses	71,149	73,712	135,537	141,087
Loss from operations	(71,149)	(73,712)	(135,537)	(141,087)
Interest expense	(473)	(471)	(945)	(942)
Interest and other income, net	483	2,294	1,819	5,323
Accretion of discount and amortization of premium on investments, net	2,220	2,243	4,410	5,006
Net Segment loss and Net loss	$(68,919)	$(69,646)	$(130,253)	$(131,700)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions about future spending. Net loss is used to monitor the budget versus actual results. The CODM also uses net loss in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation.

19.
Restructuring

In June 2025, the Company’s Board of Directors approved a restructuring plan to prioritize investments in its AAV platform and reduce overall cash spending, which was communicated to employees before the end of June 2025. The restructuring includes a reduction of the Company’s workforce by approximately 80 employees.

As a result of the restructuring, the Company incurred aggregate charges of approximately $3.5 million in restructuring costs related to severance and employee termination costs to be paid out over multiple months through the second half of 2025.

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the three and six months ended June 30, 2025:

Three and Six Months,
Ended June 30,
2025
Beginning balance	$-
Restructuring charges incurred during the period	3,471
Restructuring charges paid during the period	-
Remaining accrual at June 30, 2025	$3,471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 27, 2025, with the SEC.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the Securities and Exchange Commission (the "SEC").

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this quarterly report on Form 10-Q. Statements made herein are made as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview

Rocket Pharmaceuticals is a fully integrated, late-stage biotechnology company focused on the development, manufacturing, and potential commercialization of genetic therapies for rare and often fatal diseases with high unmet medical need. Rocket’s innovative multi-platform approach allows for the creation of best-in-class gene therapies aimed at correcting the root cause of complex genetic disorders, spanning across cardiac and hematologic indications, offering the potential for transformative and durable clinical benefits. Rocket’s platform is supported by in-house R&D capabilities and current cGMP facilities that enable end-to-end control over clinical production and scale-up for commercialization.

Our Strategy

We seek to bring hope and relief to patients with devastating, undertreated and rare diseases through the development and commercialization of potentially curative first-in-class gene therapies. As a fully integrated, late-stage biotechnology company, we have the resources and opportunity to generate a portfolio of highly differentiated and potentially first-in-class or best-in-class genetic medicines.

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization aimed at maximizing near-term value, extending operational runway and positioning the company for sustained long-term growth. The restructuring and reprioritization initiative focuses our resources on the AAV cardiovascular platform, as well as submitting the completed responses to the CRL for KRESLADITM and a strategic reprioritization of assets away from the FA and PKD programs. As part of the restructuring, the Company implemented a reduction in the workforce of approximately 30%, which, along with other planned cost-saving initiatives, is expected to reduce Rocket’s 12-month operating expenses by nearly 25%.

Our strategy is built on several foundational pillars:

•
First-and-Best-in-Class Approach: With our program selection, we apply a rigorous, disease-based selection approach to identify and prioritize programs: targeting complex genetic disorders with differentiated therapies that offer the potential to be first-, best-, or only-in-class, focusing on monogenic disease with on-target mechanisms of action to directly address the root cause of the disease to offer superior clinical profiles, and choosing indications with sizable market opportunities to enable broad patient impact and sustainable value creation.

•
Strategic Focus on Rare Cardiovascular Indications: Our near-term research and platform investments are focused on leveraging our AAV capabilities in rare cardiovascular diseases. Collectively, our clinical cardiovascular gene therapy programs target the major genetically defined causes of hypertrophic, arrhythmogenic, and dilated cardiomyopathies which represent a significant portion of inherited heart disease and impact more than 100,000 patients in the U.S. and EU.
•
Late-Stage Science & Innovation with Robust Capabilities: We are advancing promising clinical programs designed to support regulatory approvals in the U.S. and Europe, with potential expansion into Asia and beyond. To support our clinical and future commercial endeavors, we are currently operating a ~100,000 sq. ft. U.S.-based in-house AAV cGMP manufacturing facility in Cranbury, New Jersey.
•
Expertise & Collaboration: Our leadership team brings a proven track record of over 20 successful U.S. and international drug approvals and launches with expertise in cell and gene therapies and rare diseases. We collaborate closely with scientific experts, healthcare providers, payors, and patient communities to ensure our therapies address real-world needs.

In the near- and medium-term, we are focused on:

•
Advancing our first-in-class product candidates targeting monogenic diseases with substantial unmet need.
•
Building proprietary in-house analytics and manufacturing capabilities.
•
Conducting registration trials for our lead programs.

In the medium- and long-term, pending favorable data, we plan to:

•
Submit BLAs for our suite of clinical programs.
•
Expand our gene therapy platform to additional indications compatible with our technologies.
•
Pursue potential eligibility for FDA priority review vouchers, pending program renewal by Congress.

Gene Therapy Overview

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

We are developing gene therapies utilizing modified, non-pathogenic viruses as delivery vehicles. Viruses are inherently effective for gene delivery due to their natural ability to enter cells and deliver genetic material. In engineering our viral vectors, the native viral genes are removed and replaced with a functional copy of the missing or mutated gene responsible for a patient’s genetic disorder. This functional copy, known as the therapeutic gene or “transgene,” is introduced through a process known as transduction. Once modified, the virus is termed a “viral vector,” capable of delivering the transgene to targeted tissues or organs.

We are advancing two categories of viral vectors: AAV vectors and LV vectors. We believe that our AAV- and LV-based programs have the potential to confer significant and durable therapeutic benefits. Our gene therapies are administered either (1) ex vivo, whereby a patient’s cells are collected, transduced with the viral vector in a controlled laboratory environment, and subsequently reinfused into the patient, or (2) in vivo, whereby the viral vector is delivered directly into the patient, either intravenously or through targeted tissue injection, to enable in situ transduction of the desired cell populations.

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

Cardiovascular Programs

Danon disease

Danon disease, otherwise known as DD, is a rare X-linked inherited, multi-organ lysosomal-associated disorder with a devastating clinical course. The causative mutation has been identified in the gene encoding for lysosome-associated membrane protein, otherwise known as LAMP2, an important mediator of autophagy and primarily expressed in heart, skeletal muscle and brain tissue. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscles. Male patients often require heart transplantation and typically die during adolescence or early adulthood from progressive heart failure. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of HF are not believed to modify progression to end-stage HF. Patients with end-stage HF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. It is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and Europe.

RP-A501 is our investigational gene therapy for the treatment of DD and consists of a recombinant adeno-associated serotype 9 (AAV9) capsid containing a full-length, wild-type version of the human LAMP2B transgene which is administered as a single intravenous (IV) infusion. RP-A501 holds FDA RMAT, Fast Track, Rare Pediatric, and Orphan Drug designations in the U.S. along with ATMP and PRIME designations in the EU.

We treated seven patients in the single-arm, open-label, multi-center Phase 1 clinical trial assessing the safety and preliminary efficacy of RP-A501, which enrolled adult/older adolescent and pediatric male DD patients. This includes a first cohort evaluating a low-dose (6.7e13 genome copies/kilogram ([gc/kg]; n=3) in adult/older adolescent patients aged 15 or greater, a second cohort evaluating a higher dose (1.1e14 gc/kg; n=2) in adult/older adolescent patients aged 15 or greater, and a pediatric cohort at a low dose level (6.7e13 gc/kg; n=2).

We conducted a variety of efficacy assessments in the Phase 1 clinical study to measure the prospect of benefit for patients. These assessments included the following:

•
LAMP2 gene expression in endomyocardial biopsy samples is measured via both immunohistochemistry and Western blot and confirms the presence of LAMP2 protein in DD cardiac tissue following RP-A501 treatment.
•
ECG measurements of heart thickness, most notably, left ventricular mass and maximal left ventricular wall thickness, indicate the degree of hypertrophy present in the heart
•
High sensitivity troponin I or hs-TnI and BNP are blood-based evaluations and a key marker of HF and cardiac injury. Both are frequently elevated in DD patients and has been shown to be markedly elevated in patients with advanced stage disease.
•
KCCQ is a validated, patient-reported quality-of-life assessment that measures a patient’s perception of their HF symptoms, impact of disease on physical and social function, and the impact of their HF on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ score of +/- 5 points are considered meaningful and have been shown to correlate with heart failure outcomes.
•
NYHA Functional Classification is the most commonly used HF classification system. NYHA Class I reflects the absence of clinical signs of HF, while NYHA Class II is where a patient exhibits a slight limitation of physical activity, is comfortable at rest, and ordinary physical activity results in fatigue, palpitation and/or dyspnea. NYHA Class III and IV are considered more severe or advanced HF.
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

As previously disclosed, a patient receiving therapy on the high dose cohort (1.1e14 gc/kg dose) had progressive HF and underwent a heart transplant at month five following therapy. This patient had more advanced disease than the four other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline left ventricle ejection fraction (35%) on echocardiogram and markedly elevated left ventricle filling pressure prior to treatment. The patient’s clinical course was characteristic of DD progression. The patient is doing well post-transplanting.

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (related to thrombotic microangiopathy or TMA) and in agreement with the FDA, we have moved forward with the low dose (6.7e13 gc/kg). Additional safety measures were implemented and are reflected in the updated trial protocol for Phase 1 and the protocol for our ongoing pivotal Phase 2 study. These measures include exclusion of patients with end-stage HF, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

In November 2024, we announced positive results and presented long-term safety and efficacy results of the Phase 1 study at the American Heart Association’s 2024 Late-Breaking Science sessions and simultaneously published these data in the New England Journal of Medicine. The long-term safety and efficacy results from the Phase 1 RP-A501 study showed that RP-A501 was generally well tolerated and all evaluable DD patients demonstrated LAMP2 protein expression at 12 months (sustained up to 60 months) and reduction of left ventricular mass index by ≥10% at 12 months (sustained up to 54 months) after treatment. Results from the Phase 1 DD trial represent one of the first and most comprehensive investigational gene therapy datasets for any cardiac condition.

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

In summary, all evaluable patients in the Phase 1 trial demonstrated:

•
Cardiac LAMP2 protein expression at 12 months and thereafter;
•
Reduction or stabilization of left ventricular mass index (LVMI) – the median reduction from baseline to most recent visit of 24% (for the ongoing pivotal Phase 2 trial, a 10% reduction in LVMI and positive protein expression of Grade 1 or more are co-primary endpoints);
•
Preservation of normal left ventricle ejection fraction (LVEF);
•
Reduction or stabilization of cardiac biomarkers (median cardiac troponin I [cTnI] and BNP reductions of 84% and 57%, respectively);
•
Improvement in NYHA class from Class II at baseline to Class I at most recent follow-up visit;
•
Improvements in KCCQ scores (median improvement of 27 points) that persisted up to 54 months of follow-up; and
•
Preliminary long-term follow-up assessments for Patient 1001 were positive for immunohistochemical staining and appear to show Grade 3 expression in the heart at the five-year timepoint. These are preliminary results with a formal update anticipated to be presented at an upcoming medical conference.

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

In September 2023, we announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for DD to support accelerated approval. The global, single-arm, multi-center Phase 2 pivotal trial is evaluating the efficacy and safety of RP-A501 in 12 patients with DD, including a pediatric safety run-in (n=2), with a natural history comparator and a dose level of 6.7 x 1013 GC/kg. A global natural history study is also running concurrently to the Phase 2 pivotal trial and will serve as an external comparator.

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

Drug product for the Phase 2 study is being produced in-house in our GMP manufacturing facility in Cranbury, NJ. We have successfully produced multiple commercial-grade Danon AAV cGMP batches since 2022. These batches have superior specifications to Phase 1 material in both titer and full versus empty particles. We believe the improved quality of our in-house manufactured product will allow for full dosing with lower total viral particles. Furthermore, we have reached agreement with the FDA on the continued utilization of HEK-293 cell-based process through commercialization, our comparability approach and our potency assay.

In January 2024, we received CTIS approval to include clinical trial sites in certain EU Member States.

In September 2024, we announced completion of enrollment of 12 patients in the Phase 2 study across sites in the U.S. and EU. As previously disclosed, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected Serious Adverse Event (SAE). The SAEs involved clinical complications related to a capillary leak syndrome and were followed by a systemic infection and multi-organ damage, ultimately leading to one of the patient’s death. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and EU, and the FDA subsequently placed the trial on clinical hold on May 23, 2025 to allow for further evaluation. Rocket is conducting a comprehensive root cause analysis and remains in active dialogue with the FDA and other key stakeholders, with the current focus being on the recent introduction of a novel immune suppression agent, a C3 inhibitor, to the pre-treatment regimen that had been implemented to mitigate complement activation observed in some Phase 2 patients.

Rocket is working with the FDA, the Independent Data Safety Monitoring Committee, clinical investigators, and scientific experts, and is committed to ensuring the safety of all study patients while resuming the trial as expeditiously as possible. Rocket is committed to transparency and will provide updates as our analysis progresses. However, while the clinical hold remains in place, the company is unable to provide guidance on the anticipated timing for completion of the Phase 2 trial.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Plakophilin-2 related Arrhythmogenic cardiomyopathy, otherwise known as PKP2-ACM is an inheritable cardiac disorder caused by pathogenic variants in the PKP2 gene that is characterized by a high propensity for arrhythmias and sudden cardiac death. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was originally termed arrhythmogenic right ventricular dysplasia/cardiomyopathy or ARVD/C. However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of the PKP2 protein in the myocardium. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. The PKP2 protein is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. PKP2-ACM is most commonly in young adults with the mean age presentation at 35 years old, and patients have a very high lifetime risk of ventricular arrhythmias, structural ventricular abnormalities, and SCD.

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an ICD for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage HF. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage HF are considered for cardiac transplantation which, while curative of underlying disease, is itself associated with significant morbidity and mortality. Hence there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and EU.

RP-A601 is our investigational gene therapy for the treatment of PKP2-ACM and consists of a recombinant adeno-associated serotype rh74 capsid containing a functional version of the human PKP2 transgene (AAVrh74.PKP2) which is administered as a single IV infusion. RP-A601 holds FDA RMAT and Fast Track and designations in the US and Orphan drug designations in both the US and EU.

In May 2023, we presented preclinical efficacy data for RP-A601 at the ASGCT 26th Annual meeting. Nonclinical studies of RP-A601 demonstrated efficacy in altering the natural history of PKP2-driven ACM. 100% of PKP2 conditional knockout (cKO) animals treated with the study drug exhibited extended survival to the longest timepoint measured (5 months), reduced cardiac dilation and fibrofatty replacement/fibrosis of the myocardium, preserved left ventricular function, and mitigation of the arrhythmic phenotype. Untreated PKP2 cKO mice had a median survival of approximately one month. These results were published in January 2024 in the journal Circulation: Genomic and Precision Medicine.

The ongoing single-arm, open-label, multi-center Phase 1 study is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. The study is assessing the impact of RP-A601 on PKP2 myocardial protein expression, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and SCD. Patients in the Phase 1 study will receive a single dose of RP-A601 starting at 8 x 1013 GC/kg. Enrollment in the U.S. Phase 1 study has completed.

In May 2025, we presented preliminary data from the Phase 1 study of RP-A601 for adult patients with PKP2-ACM at the ASGCT 28th Annual meeting in the Late-Breaking Scientific Sessions. Initial data from the Phase 1 study (safety cut-off May 6, 2025; efficacy cut-off April 2025) showed that RP-A601 was generally well-tolerated with no dose-limiting toxicities observed in all patients (n=3) followed for up to 12 months.  Most treatment emergent adverse events were mild/moderate in severity and self-limited with only one patient experiencing SAEs which resolved without clinical sequelae within two months post-treatment, believed to be associated with the immunomodulatory regimen.

Cardiac biopsies showed RP-A601 increased PKP2 protein expression in all three patients. In the patients with low baseline PKP2 expression (N=2), improvements in PKP2 protein expression relative to total cell protein were approximately 110% and 398%, respectively, from baseline to six months follow-up. In all three patients, RP-A601 promoted desmosome localization of PKP2 and associated transmembrane interpolated disc proteins between 3 and 12 months after treatment. In addition, preliminary indications of improvement or stabilization in arrhythmia burden, heart function and quality of life were observed. At this time, we believe that we have reached both the safe and efficacious dose and based on the overall risk benefit seen so far, we are no longer dose escalating in this trial and will move 8 x 1013 GC/kg into the next phase of development.

BAG3 Dilated Cardiomyopathy

DCM is the most common form of cardiomyopathy and is characterized by progressive thinning of the walls of the heart resulting in enlarged heart chambers that are unable to pump blood. A familial association of DCM can be identified in 20-50% of DCM patients, with up to 40% of familial patients having an identifiable genetic cause. Mutations in the BAG3 gene are among the more common pathogenic genetic variants observed in familial DCM and these variants are highly penetrant, with approximately 80% of individuals with disease-causing genetic variants in the BAG3 gene developing DCM at > 40 years of age. Pathogenic variants in BAG3 are estimated to cause from 2.3% to 6.7% of DCM cases in the U.S., Europe, and Japan. BAG3 protein is associated with a variety of cellular functions including cardiac contractility, protein quality control (as a co-chaperone), cardiomyocyte structural support and anti-apoptosis. BAG3-DCM leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. The age of diagnosis in BAG3-DCM varies from adolescence to adulthood, with the mean age at clinical diagnosis in the mid-30s. The prevalence of BAG3-associated DCM in the U.S. is estimated to be as many as 30,000 individuals.

DCM represents a considerable unmet medical need and is the most common underlying diagnosis in patients undergoing heart transplantation. No currently approved therapies are specifically indicated to address BAG3-DCM. Medical management of patients with DCM follows the clinical guidelines for heart failure with reduced ejection fraction (HFrEF), including the use of beta-adrenergic receptor antagonists (beta-blockers), angiotensin converting enzyme (ACE) inhibitors, angiotensin receptor antagonists/neprilysin inhibitors, mineralocorticoid antagonists, and inhibitors of the sodium-glucose cotransporter-2 (SGLT2), along with antiarrhythmic medications, implanted defibrillator, and/or ablation procedures as indicated. Heart transplantation is the only potentially definitive therapy; however, it is not considered curative and is associated with considerable morbidity and mortality. An effective and safe gene therapy to restore normal BAG3 cardiac protein levels may represent a viable therapeutic option which could substantially reduce morbidity/mortality in BAG3-DCM patients. The understanding of the genetic mechanism of disease affords the opportunity to develop precision-based therapies potentially corrective of the underlying molecular defect.

In December 2022, we completed our acquisition of Renovacor which provided the Company with Renovacor’s recombinant AAV9-based gene therapy program designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3-DCM. Initial proof of concept for AAV9-BAG3 has been demonstrated in studies of BAG3-knockout mouse models, which show treated mice have improved ejection fraction versus untreated knockout mice and comparable ejection fraction to walk test controls at timepoints 4- and 6-weeks post injection. In June 2025, the company received FDA clearance of an IND application for RP-A701, an AAV.rh74-based gene therapy candidate for the treatment of BAG3-DCM. Following, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-DCM in July 2025.

Hematology Programs

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

KRESLADI™, formally known as RP-L201 or marnetegragene autotemcel, is our investigational gene therapy that contains autologous (patient-derived) hematopoietic stem cells that have been genetically modified with a lentiviral vector to deliver a functional copy of the ITGB2 gene. Rocket holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program. KRESLADI™ was in-licensed from the Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (CIEMAT), Centro de Investigación Biomédica en Red de Enfermedades Raras and Instituto de Investigación Sanitaria Fundación Jiménez Díaz. The lentiviral vector was developed in a collaboration between University College London and CIEMAT.

The open-label, single-arm, global Phase 1/2 registration-enabling clinical trial of RP-L201 for severe LAD-I treated nine patients. In May 2024, we presented updated follow-up data at the ASGCT 27th Annual Meeting, including 18- to 45-month follow-up data (data cut-off July 24, 2023). Compared to pre-treatment history, patients demonstrated substantial reductions in significant infections requiring hospitalization or intravenous antimicrobials, along with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound healing capabilities. RP-L201 remained well tolerated, with no new safety events related to the treatment. We continued to observe 100% survival without the need for allogeneic transplant, with all patients enrolled at less than 12 months of age surpassing 24 months without transplant. The clinical outcomes data from the nine severe LAD-I patients treated with KRESLADI™ was published in the New England Journal of Medicine (NEJM) in May 2025.

In September 2023, A BLA filing for RP-L201 was accepted by the FDA with priority review with an initial PDUFA date of March 31, 2024. In February 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying CMC information submitted by us in response to FDA information requests. In June 2024, we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. Submission of a complete BLA to resolve CRL is anticipated in 2025.

Fanconi Anemia

Fanconi Anemia (FA), a rare and life-threatening DNA-repair disorder, characterized by bone marrow failure, cancer predisposition, and congenital malformations. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow. An estimated 60% to 70% of cases arise from mutations in the FANCA gene. FA frequently results in bone marrow failure, developmental abnormalities, acute myeloid leukemia, and other myelodysplastic syndrome types of blood cancers, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 5,500 to 7,000 patients.

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

RP-L102 is our investigational LV vector-based gene therapy for the treatment of FA. RP-L102’s lentiviral vector carries the FANCA gene as part of the PGK-FANCA-WPRE expression cassette which includes a phosphoglycerate kinase (PKG) promoter and an optimized woodchuck hepatitis virus post transcriptional regulatory element (WPRE). The Phase 2 study of RP-L102 for the treatment of FA type A without the use of myeloablative conditioning treated a total of 14 patients from the U.S. and EU. Patients received a single intravenous infusion of RP-L102 that utilizes fresh cells and an improved process which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product. Rocket holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program.

Resistance to mitomycin-C, a DNA damaging agent, in bone marrow stem cells at a minimum time point of one year post treatment is the primary endpoint for the Phase 2 study. Per agreement with the FDA and EMA, engraftment leading to bone marrow restoration exceeding a 10% mitomycin-C resistance threshold could support a marketing application for approval.

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

On April 2, 2024, we announced that the EMA accepted our MAA for RP-L102. Submission of a BLA on a rolling review basis was initiated on September 26, 2024. As of July 2025, the Company is no longer allocating additional internal resources towards regulatory filings and commercial activities for RP-L102, including the MAA application, and we are actively exploring external partnership options to provide a path forward for RP-L102 and the FA community. This decision was based solely on business and strategic considerations and does not reflect any concerns regarding the safety, efficacy, or quality of the therapy.

Pyruvate Kinase Deficiency

Pyruvate Kinase Deficiency (PKD) is a rare, autosomal recessive, monogenic red blood cell disorder resulting from a mutation in the PKLR gene encoding for the pyruvate kinase enzyme, a key component of the red blood cell glycolytic pathway. Mutations in the PKLR gene result in increased red blood cell destruction and potentially life-threatening anemia with a significant impact on quality of life. PKD has an estimated prevalence of 4,000 to 8,000 patients in the U.S. and Europe. Children are the most commonly and severely affected subgroup of patients. Patients with PKD have a high unmet medical need, as currently available treatments include splenectomy and red blood cell transfusions, which are associated with immune defects and chronic iron overload. Mitapivat, an oral enzyme activator, is approved for use in adult patients, however its efficacy is limited in more severely-afflicted patients, most notably in those who are splenectomized, transfusion-dependent, or whose disease results from deleterious mutations.

RP-L301 is our investigational gene therapy that contains autologous hematopoietic stem cells that have been genetically modified with a lentiviral vector to contain a functional copy of the PKLR gene for the treatment of PKD. Rocket holds FDA RMAT and Fast Track designations in the U.S., EMA PRIME designation in the EU, and Orphan Drug designation in both regions for the program. RP-L301 was in-licensed from the CIEMAT, Centro de Investigación Biomédica en Red de Enfermedades Raras (CIBERER) and Instituto de Investigación Sanitaria de la Fundación Jiménez Díaz (IIS-FJD).

A global Phase 1 open-label, single-arm, clinical study with 2 adult patients and 2 pediatric patients (age 8-17) in the U.S. and Europe assessed the safety, tolerability, and preliminary activity of RP-L301. Stanford served as the lead site in the U.S. for adult and pediatric patients, HNJ served as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz served as the lead site in Europe for adult patients.

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

Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point Hgb improvement at 12 months. However, the Company is no longer allocating internal resources towards RP-L301 and does not plan to initiate enrollment in the Phase 2 RP-L301 study at this time. Like our FA program, we are actively exploring external partnership options to provide a path forward for RP-L301 and the PKD community.

Future Opportunities

In addition to the programs specified in this Quarterly Report, we are also conducting exploratory preclinical research and development. Research focus areas include the development of new candidates following our strategy outlined in “Our Strategy” section..

cGMP Manufacturing

We have a 103,720 square foot manufacturing facility located in Cranbury, New Jersey. This facility supports clinical development of our pipeline of LV and AAV gene therapies from discovery through pivotal trials, with space for potential future expansion and commercialization.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through June 30, 2025, we raised net cash proceeds of approximately $1.2 billion from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,455	$5,649	$7,341	$12,470
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	2,324	1,314	4,135	2,507
Leukocyte Adhesion Deficiency (LV) RP-L201	3,327	2,932	7,330	8,067
Fanconi Anemia (LV) RP-L102	5,276	5,915	11,296	9,435
Pyruvate Kinase Deficiency (LV) RP-L301	794	4,302	1,884	7,086
Other product candidates	1,154	2,907	1,500	5,293
Total direct expenses	19,330	23,019	33,486	44,858
Unallocated Expenses:
Employee compensation	$12,493	$12,397	$24,732	$26,014
Stock-based compensation expense	4,821	4,885	9,209	9,522
Depreciation and amortization expense	1,614	1,553	3,478	3,020
Laboratory and related expenses	1,905	1,210	2,819	2,244
Professional fees	1,529	2,118	2,589	3,266
Other expenses	966	1,163	2,287	2,648
Total other research and development expenses	23,328	23,326	45,114	46,714
Total research and development expense	$42,658	$46,345	$78,600	$91,572

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

We expect R&D expenses to remain significant for the foreseeable future as we continue to invest in R&D activities related to developing product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of R&D projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Our future R&D expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our R&D expenses to increase in the foreseeable future as we seek further development of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in commercial, executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to remain significant for the foreseeable future due to the significant headcount to support the continued advancement of our product candidates and our progression to commercial operations. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Interest Expense

Interest expense for the three and six months ended June 30, 2025, and 2024 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the six months ended June 30, 2025, was related to interest earned from investments and cash equivalents. Interest and other income for the six months ended June 30, 2024, was related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the six months ended June 30, 2025, compared to those disclosed in our 2024 Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$42,658	$46,345	$(3,687)
General and administrative	25,020	27,367	(2,347)
Restructuring	3,471	-	3,471
Total operating expenses	71,149	73,712	(2,563)
Loss from operations	(71,149)	(73,712)	2,563
Interest expense	(473)	(471)	(2)
Interest and other income, net	483	2,294	(1,811)
Accretion of discount on investments, net	2,220	2,243	(23)
Total other income, net	2,230	4,066	(1,836)
Net loss	$(68,919)	$(69,646)	$727

Research and Development Expenses

R&D expenses decreased $3.7 million to $42.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $2.3 million, professional fees of $2.0 million, and building supplies and consumables of $0.8 million. Decreases were partially offset by increases in clinical trial expenses of $1.2 million.

General and Administrative Expenses

G&A expenses decreased $2.3 million to $25.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $1.4 million and compensation and benefit expenses of $0.9 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income decreased $1.8 million to $2.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in other income was primarily driven by a decrease in interest and other income, net, of $1.8 million due to a decrease in interest earned on investments due to lower interest rates year over year and a decrease in fair value of warrant liabilities in 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$78,600	$91,572	$(12,972)
General and administrative	53,466	49,515	3,951
Restructuring	3,471		3,471
Total operating expenses	135,537	141,087	(5,550)
Loss from operations	(135,537)	(141,087)	5,550
Interest expense	(945)	(942)	(3)
Interest and other income, net	1,819	5,323	(3,504)
Accretion of discount and amortization of premium on investments, net	4,410	5,006	(596)
Total other income, net	5,284	9,387	(4,103)
Net loss	$(130,253)	$(131,700)	$1,447

Research and Development Expenses

R&D expenses decreased $13.0 million to $78.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $4.8 million, professional fees of $3.6 million, lab supplies and office expense of $2.2 million, and compensation and benefits expense of $1.3 million due to decreased R&D headcount. Reflected in the decrease in R&D expenses was the receipt of $2.7 million of CIRM grant recorded as a reduction of R&D expenses.

General and Administrative Expenses

G&A expenses increased $4.0 million to $53.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in G&A expenses was primarily driven by increases in legal expenses of $4.3 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income decreased $4.1 million to $5.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in other income was primarily driven by a decrease in interest and other income, net, of $3.5 million due to a decrease in interest earned on investments due to lower interest rates year over year and a decrease in fair value of warrant liabilities in 2024 and a decrease in accretion of discount on investments, net, of $0.6 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $130.3 million for the six months ended June 30, 2025, and $258.7 million for the year ended December 31, 2024. We have experienced negative cash flows from operations and as of June 30, 2025, and December 31, 2024, we had an accumulated deficit of $1.35 billion and $1.22 billion, respectively. As of June 30, 2025, we had $271.5 million of cash, cash equivalents and investments. We believe that in accordance with the current operating plan, which reflects a strategic corporate reorganization announced in July 2025, such resources will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have financed our operations primarily through proceeds from the sale of equity securities and continue to manage our capital resources with discipline and a focus on long-term sustainability.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(104,754)	$(110,679)
Net cash (used in) provided by investing activities	(26,274)	90,658
Net cash provided by financing activities	215	2,714
Net decrease in cash, cash equivalents and restricted cash	$(130,813)	$(17,307)

Operating Activities

During the six months ended June 30, 2025, operating activities used $104.8 million of cash and cash equivalents, primarily resulting from our net loss of $130.3 million offset by net non-cash charges of $22.5 million, including non-cash stock-based compensation expense of $21.2 million, depreciation and amortization expense of $5.6 million, partially offset by accretion of discount on investments of $4.3 million. Changes in our operating assets and liabilities for the six months ended June 30, 2025, included a decrease in accounts payable and accrued expenses of $2.9 million and an increase in our prepaid expenses of $0.2 million.

During the six months ended June 30, 2024, operating activities used $110.7 million of cash and cash equivalents, primarily resulting from our net loss of $131.7 million offset by net non-cash charges of $19.4 million, including non-cash stock-based compensation expense of $21.6 million, depreciation and amortization expense of $4.6 million, partially offset by accretion of discount on investments of $5.0 million and reduction in fair value of warrant liabilities of $1.8 million. Changes in our operating assets and liabilities for the six months ended June 30, 2024, included a decrease in accounts payable and accrued expenses of $2.1 million, and increase in our prepaid expenses of $0.7 million.

Investing Activities

During the six months ended June 30, 2025, net cash used by investing activities was $26.3 million, primarily resulting from proceeds of $166.8 million from the maturities of investments, offset by purchases of investments of $192.6 million, and purchases of property and equipment of $0.4 million.

During the six months ended June 30, 2024, net cash provided by investing activities was $90.7 million, primarily resulting from proceeds of $197.1 million from the maturities of investments, offset by purchases of investments of $102.5 million, and purchases of property and equipment of $4.0 million.

Financing Activities

During the six months ended June 30, 2025, financing activities provided $0.2 million of cash, consisting of return of short-swing profits.

During the six months ended June 30, 2024, financing activities provided $2.7 million of cash, consisting of proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, and December 31, 2024, we had cash, cash equivalents and investments of $271.5 million and $372.3 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in U.S. interest rates and our investments that can decline in value if market interest rates increase. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2025, the net effect on the net fair value of our investments would have resulted in a hypothetical decline of $0.7 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2025, the Company entered into a settlement agreement with Lexeo Therapeutics, Inc. (“Lexeo”) to resolve all claims in ongoing litigation between the parties in the United States District Court for the Southern District of New York. The litigation involved allegations by the Company of trade secret misappropriation and tortious interference, and counterclaims by Lexeo including correction of inventorship, breach of contract, and trade secret misappropriation. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation.

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved amicably and fully, and without admission of liability by any party. For the three and six months ended June 30, 2025, the gain or loss in connection with this settlement agreement was not material.

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 and between September 17, 2024 and May 26, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. We intend to vigorously defend against such allegations. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

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

Item 1A. Risk Factors

Our material risk factors are disclosed in Item 1A of our 2024 Form 10-K. Other than the below, there have been no material changes from the risk factors previously disclosed in such filing.

We are and may continue to be targets of securities-related class action and derivative lawsuits and defending against these claims could result in substantial costs and divert management time and resources and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, may be costly to defend or pursue and are uncertain in their outcome

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 and between September 17, 2024 and May 26, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease.

The outcome of litigation is necessarily uncertain, and we cannot predict the outcome of these pending legal proceedings. An unfavorable outcome in any such proceeding could have an adverse impact on our business, financial condition, results of operations and cash resources. In addition, we may be exposed to additional litigation even if no wrongdoing occurred and we ultimately prevail. Continuing or additional litigation, or responding to any related investigation or enforcement action, as well as a material final judgment or decree against us, would be expensive, divert management’s attention and resources, and could adversely affect our business, financial condition, results of operations and cash resources. Moreover, if our stock price is volatile, we could face additional securities class action lawsuits in the future.

Our strategic restructuring may not result in the savings we anticipate, could result in total costs and expenses that are greater than expected and could disrupt our operations

On July 23, the Company began implementation of a strategic corporate reorganization and pipeline prioritization aimed at maximizing near-term value, extending operational runway into the second quarter of 2027, and positioning the company for sustained long-term growth. As part of the restructuring, the Company implemented a reduction in workforce of approximately 30% (the “RIF”), which, along with other planned cost-saving initiatives, is expected to reduce the Company’s 12-month operating expenses by nearly 25%.

We may not realize, in full or in part, the anticipated benefits, savings and improvements from our restructuring and RIF due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. In addition, the RIF could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. The RIF could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing, if approved, our product candidates,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#*	Executive Employment Agreement dated July 7, 2025, by and between the Company and Christopher Stevens
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

ROCKET PHARMACEUTICALS, INC.

August 7, 2025	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

August 7, 2025	By:	/s/ Aaron Ondrey
Aaron Ondrey
Chief Financial Officer
(Principal Financial Officer)