Form 10-Q
period 2025-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2025-11-06
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2025, there were 108,222,228 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	IND	Investigational New Drug application
ACM	Arrhythmogenic cardiomyopathy	IPR&D	In process research and development
ASC	Accounting Standard Codification	KCCQ	Kansas City Cardiovascular Questionnaire
ASGCT	American Society of Gene & Cell Therapy	LAD-I	Leukocyte Adhesion Deficiency-I
ATMP	Advanced Therapy Medical Product	LAMP2	Lysosome-associated membrane protein 2
BAG3	BCL2-associated athanogene 3	LV	Lentiviral vector
BAG3-DCM	BCL2-associated athanogene 3 mutations associated with dilated cardiomyopathy	MAA	Marketing Authorization Application
BLA	Biologics License Application	NYHA	New York Heart Association
BNP	Brain natriuretic peptide	Offering	Equity offering of shares of common stock, which closed December 12, 2024
cGMP	Current Good Manufacturing Practice	PDUFA	Prescription Drug User Fee Act
CIRM	California Institute for Regenerative Medicine	PKD	Pyruvate Kinase Deficiency
CMC	Chemistry Manufacturing Controls	PKP2	Plakophilin-2
CODM	Chief Operating Decision Maker	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CRL	Complete Response Letter	PSU	Performance Stock Unit
Cowen	Cowen and Company, LLC	PRIME	Priority Medicines
CTIS	Clinical Trials Information Systems	Private Placement	Issuance of pre-funded warrants on December 12, 2024
DCM	Dilated cardiomyopathy	R&D	Research and development
DD	Danon Disease	RBC	Red blood cell
DNA	Deoxyribonucleic acid	Renovacor	Renovacor, Inc. acquired on December 1, 2022
ECG	Electrocardiogram	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted stock unit
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in New York City	RTW	RTW Investments, L.P
EU	European Union	SAE	Serious Adverse Event
FA	Fanconi Anemia	SCD	Sudden cardiac death
FDA	U.S. Food and Drug Administration	SEC	Securities and Exchange Commission
GMP	Good Manufacturing Practice	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
HF	Heart Failure	UCLA	University of California, Los Angeles
HNJ	Hospital Infantil de Niño Jesús	U.S.	United States
HSCT	Hematopoietic stem cell transplant	U.S. GAAP	U.S. Generally Accepted Accounting Principles
ICD	Implantable cardiac defibrillator

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring and our estimates related to the costs and timing of implementing such initiative;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,948	$163,635
Investments	146,810	208,701
Prepaid expenses and other current assets	4,922	5,847
Total current assets	227,680	378,183
Property and equipment, net	29,768	36,786
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,365	1,362
Deposits	515	529
Operating lease right-of-use assets, net	3,653	4,173
Finance lease right-of-use asset, net	40,748	42,363
Total assets	$368,033	$527,700
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$28,258	$37,827
Operating lease liabilities, current	1,015	1,001
Finance lease liability, current	1,897	1,856
Total current liabilities	31,170	40,684
Operating lease liabilities, non-current	2,758	3,258
Finance lease liability, non-current	19,375	19,383
Other liabilities	1,061	1,141
Total liabilities	54,364	64,466
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 108,208,643 and 106,453,818 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1,082	1,065
Additional paid-in capital	1,711,297	1,680,219
Accumulated other comprehensive (loss) income	(9)	66
Accumulated deficit	(1,398,701)	(1,218,116)
Total stockholders’ equity	313,669	463,234
Total liabilities and stockholders’ equity	$368,033	$527,700

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	34,068	42,315	112,668	133,887
General and administrative	18,351	27,109	71,817	76,624
Restructuring	(172)	-	3,299	-
Total operating expenses	52,247	69,424	187,784	210,511
Loss from operations	(52,247)	(69,424)	(187,784)	(210,511)
Interest expense	(473)	(471)	(1,418)	(1,413)
Interest and other income, net	709	1,327	2,528	6,650
Accretion of discount on investments, net	1,679	1,849	6,089	6,855
Net loss	$(50,332)	$(66,719)	$(180,585)	$(198,419)
Net loss per share - basic and diluted	$(0.45)	$(0.71)	$(1.63)	$(2.11)
Weighted-average common shares outstanding - basic and diluted	111,571,136	94,158,491	110,900,161	93,893,729

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(50,332)	$(66,719)	$(180,585)	$(198,419)
Other comprehensive loss:
Net unrealized gain (loss) on investments	98	431	(75)	(106)
Total comprehensive loss	$(50,234)	$(66,288)	$(180,660)	$(198,525)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	1,068	1,690,547	(27)	(1,279,450)	412,138
Issuance of common stock pursuant to exercise of stock options	952,313	9	(9)	-	-	-
Issuance of common stock pursuant to vesting of restricted stock units	178,221	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(80)	-	(80)
Stock-based compensation	-	-	10,857	-	-	10,857
Return of related party short-swing profits	-	-	215	-	-	215
Net loss	-	-	-	-	(68,919)	(68,919)
Balance at June 30, 2025	107,884,420	1,079	1,701,608	(107)	(1,348,369)	354,211
Vesting of restricted stock units	347,031	3	(3)	-	-	-
Repurchase of restricted stock units to satisfy tax withholding	(22,808)	-	(67)	-	-	(67)
Unrealized comprehensive gain on investments	-	-	-	98	-	98
Stock-based compensation	-	-	9,759	-	-	9,759
Net loss	-	-	-	-	(50,332)	(50,332)
Balance at September 30, 2025	108,208,643	$1,082	$1,711,297	$(9)	$(1,398,701)	$313,669

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock pursuant to exercise of stock options	73,745	-	1,184	-	-	1,184
Issuance of common stock pursuant to vesting of restricted stock units	290,578	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(454)	-	(454)
Stock-based compensation	-	-	10,252	-	-	10,252
Net loss	-	-	-	-	(62,054)	(62,054)
Balance at March 31, 2024	90,646,590	906	1,462,155	(135)	(1,021,424)	441,502
Issuance of common stock pursuant to exercise of stock options	159,355	2	1,528	-	-	1,530
Issuance of common stock pursuant to vesting of restricted stock units	150,668	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(83)	-	(83)
Stock-based compensation	-	-	11,332	-	-	11,332
Net loss	-	-	-	-	(69,646)	(69,646)
Balance at June 30, 2024	90,956,613	910	1,475,013	(218)	(1,091,070)	384,635
Issuance of common stock pursuant to exercise of stock options	13,108		176			176
Issuance of common stock pursuant to vesting of restricted stock units	146,971	1	(1)			-
Unrealized comprehensive gain on investments				431		431
Stock-based compensation			11,248			11,248
Net loss					(66,719)	(66,719)
Balance at September 30, 2024	91,116,692	$911	$1,486,436	$213	$(1,157,789)	$329,771

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(180,585)	$(198,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,193	5,399
Amortization of finance lease right of use asset	1,615	1,615
Stock-based compensation	30,947	32,832
Accretion of discount on investments, net	(5,886)	(6,845)
Change in fair value of warrant liabilities	-	(1,875)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	939	(1,015)
Accounts payable and accrued expenses	(9,384)	5,293
Operating lease liabilities and right of use assets, net	34	72
Finance lease liability	33	80
Other liabilities	(80)	81
Net cash used in operating activities	(155,174)	(162,782)
Investing activities:
Purchases of investments	(222,058)	(121,841)
Proceeds from maturities of investments	289,760	296,971
Purchases of property and equipment	(360)	(5,553)
Net cash provided by investing activities	67,342	169,577
Financing activities:
Issuance of common stock pursuant to exercise of stock options	-	2,890
Return of related party short-swing profits	215	-
Repurchase of restricted stock units to satisfy tax withholding	(67)	-
Net cash provided by financing activities	148	2,890
Net change in cash, cash equivalents and restricted cash	(87,684)	9,685
Cash, cash equivalents and restricted cash at beginning of period	164,997	57,276
Cash, cash equivalents and restricted cash at end of period	$77,313	$66,961

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$-	$265
Operating lease liabilities	$-	$1,134
Operating lease right of use assets	$-	$1,134
Net unrealized loss on investments	$(75)	$(106)

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.40 billion as of September 30, 2025. As of September 30, 2025, the Company had $222.8 million of cash, cash equivalents and investments. The Company expects that in accordance with the current operating plan, which reflects a strategic corporate reorganization and reprioritization announced in July 2025, such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2027.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and E.U., and the FDA placed a clinical hold on the trial to allow for further evaluation. On August 20, 2025, the Company announced that the FDA lifted the clinical hold on the trial after the Company satisfactorily addressed issues outlined in the clinical hold.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2025 and the results of its operations and its cash flows for the nine months ended September 30, 2025. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2024 Form 10-K with most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$75,948	$163,635
Restricted cash	1,365	1,362
Total cash, cash equivalents and restricted cash	$77,313	$164,997

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

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2025 and 2024, there were no unrealized losses that were credit related. For the three and nine months ended September 30, 2025, there were net unrealized gain on investments of $0.1 million and net unrealized loss on investment of $0.1 million, respectively. For the three and nine months ended September 30, 2024, there were net unrealized gain on investments of $0.4 million and net unrealized loss on investment of $0.1 million, respectively.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE after which the FDA placed a clinical hold on the trial to allow for further evaluation. In response to the unexpected SAEs, the Company performed a quantitative assessment of its goodwill and determined that it is more likely than not that the fair value of the Company exceeds the carrying value. As a result, the Company has determined that there was no goodwill impairment as of the date of the event or for the three and nine months ended September 30, 2025. The clinical hold on the trial was subsequently lifted by the FDA after the Company satisfactorily addressed issues outlined in the clinical hold.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law with changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the One Big Beautiful Bill Act on our Consolidated Financial Statements.

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of September 30, 2025

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

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$50,286	$-	$-	$50,286
U.S. Treasury securities	-	4,999	-	4,999
	50,286	4,999	-	55,285

Investments:
U.S. Treasury securities	-	146,810	-	146,810
	-	146,810	-	146,810

Total assets	$50,286	$151,809	$-	$202,095

	Fair Value Measurements as of December 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$139,948	$-	$-	$139,948
U.S. Treasury securities	-	7,453	-	7,453
	139,948	7,453	-	147,401

Investments:
U.S. Treasury securities	-	208,701	-	208,701
	-	208,701	-	208,701

Total assets	$139,948	$216,154	$-	$356,102

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

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Laboratory equipment	$32,058	$32,205
Machinery and equipment	12,133	12,857
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,282
Internal use software	1,903	1,903
	57,213	58,039
Less: accumulated depreciation and amortization	(27,445)	(21,253)
Total property and equipment, net	$29,768	$36,786

During the three and nine months ended September 30, 2025, the Company recognized $2.7 million and $7.2 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2024, the Company recognized $1.9 million and $5.4 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor. Intangible assets as of September 30, 2025, and December 31, 2024, are summarized as follows:

	September 30, 2025	December 31, 2024
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of September 30, 2025, and December 31, 2024, was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Research and development	$9,577	$16,768
Employee compensation	11,429	11,944
Property and equipment	-	185
Professional fees	1,819	7,305
Restructuring	2,760	-
Other	2,673	1,625
Total accounts payable and accrued expenses	$28,258	$37,827

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

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.19%	4.85%
Expected term (in years)	5.51	5.82
Expected volatility	75.33%	73.70%
Expected dividend yield	0.00%	0.00%
Exercise price	$8.62	$27.24
Fair value of common stock	$8.62	$27.24

The following table summarizes stock option activity for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2024	16,044,686	$16.19	4.67	$63,295
Granted	2,243,352	8.62	8.26
Exercised	(952,313)	0.00		-
Cancelled or forfeited	(664,722)	20.17
Outstanding as of September 30, 2025	16,671,003	$15.94	4.18	$9,935

Options vested and exercisable as of September 30, 2025	13,776,919	$16.51	3.25	$9,823
Options unvested as of September 30, 2025	2,894,084	$13.20	8.61	$112

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025, and 2024 was $5.15 and $18.34, respectively.

The total fair value of options vested during the nine months ended September 30, 2025, and 2024 was $24.0 million and $23.6 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	1,414,210	$23.02
Granted	5,622,352	6.60
Vested(1)	(825,320)	21.16
Forfeited	(709,618)	12.32
Unvested as of September 30, 2025	5,501,624	$7.90

(1) Common stock issued is net of 22,808 RSUs related to taxes.

The total fair value of RSUs vested during the nine months ended September 30, 2025, and 2024 was $17.5 million and $11.0 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the nine months ended September 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	69,661	$28.71
Granted	-	-
Vested	-	-
Forfeited	(52,246)	28.71
Unvested as of September 30, 2025	17,415	$28.71

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. No performance goals were probable of achievement as of September 30, 2025, and the time periods for two of three performance goals at the beginning of the year expired during the nine months ended September 30, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$4,419	$7,005	$15,780	$21,105
Restricted stock units	5,340	4,243	15,167	11,727
Total stock-based compensation expense	$9,759	$11,248	$30,947	$32,832

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,752	$4,789	$13,961	$14,311
General and administrative	5,007	6,459	16,986	18,521
Total stock-based compensation expense	$9,759	$11,248	$30,947	$32,832

As of September 30, 2025, the Company had an aggregate of $58.7 million of unrecognized stock-based compensation expense related to stock options, RSU and PSU grants. The stock options and RSU grants had an aggregate of $58.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.87 years.

10.
Warrants

A summary of the warrants outstanding as of September 30, 2025, is as follows:

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

Warrants Issued in Public Offerings

The Company issued warrants to a related party during the years ended December 31, 2024, and 2023. For the years ended December 31, 2024, and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common stock, respectively with an exercise price of $0.01 per share (see Note 8 “Stockholders Equity”). The pre-funded warrants were acquired by funds affiliated with RTW (see Note 16 “Related Party Transactions”).

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(50,332)	$(66,719)	$(180,585)	$(198,419)
Denominator:
Weighted-average common shares outstanding - basic and diluted	111,571,136	94,158,491	110,900,161	93,893,729
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.71)	$(1.63)	$(2.11)

For the three and nine months ended September 30, 2025, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from the pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

For the three and nine months ended September 30, 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2025	2024
Warrants exercisable for common shares	1,971,073	2,588,123
Restricted stock units	5,501,624	1,565,444
Performance stock units	17,415	121,907
Options to purchase common shares	16,671,003	16,148,020
Total potential shares excluded from diluted net loss per share	24,161,115	20,423,494

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.

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

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with remaining lease terms of approximately 10.3 and 1.3 years, respectively. The Company recognized total right-of-use assets of $3.8 million with corresponding total lease liabilities of $3.6 million at lease commencement dates. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under a sublease agreement was less than $0.1 million for the three and nine months ended September 30, 2025. Rental income received under a sublease agreement totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

Rent expense excluding rental income was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025. Rent expenses excluding rental income were $0.3 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of September 30, 2025, and December 31, 2024, was $0.8 million.

The following table summarizes lease cost for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
Lease cost	2025	2024
Operating lease cost	$785	$956
Finance lease cost:
Amortization of right of use assets	1,615	1,615
Interest on lease liabilities	1,418	1,413
Total lease cost	$3,818	$3,984

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	September 30, 2025
2025 (three months)	$251
2026	1,005
2027	759
2028	522
2029	539
Thereafter	1,881
Total lease payments	$4,957
Less: interest	(1,184)
Total operating lease liabilities	$3,773

The following table summarizes the future lease payments of the Company’s finance lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	September 30, 2025
2025 (three months)	$471
2026	1,911
2027	1,969
2028	2,028
2029	2,089
Thereafter	38,915
Total lease payments	$47,383
Less: interest	(26,111)
Total finance lease liability	$21,272

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of September 30, 2025, and December 31, 2024:

Leases	September 30, 2025	December 31, 2024
Operating right-of-use assets	$3,653	$4,173

Operating current lease liabilities	$1,015	$1,001
Operating noncurrent lease liabilities	2,758	3,258
Total operating lease liabilities	$3,773	$4,259

Finance right-of-use assets	$40,748	$42,363

Finance current lease liability	$1,897	$1,856
Finance noncurrent lease liability	19,375	19,383
Total finance lease liability	$21,272	$21,239

	Nine Months Ended September 30,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$750	$829
Cash flows from finance lease	$1,385	$1,333
Weighted-average remaining lease term - operating leases	6.2 years	6.7 years
Weighted-average remaining lease term - finance lease	18.9 years	19.9 years
Weighted-average discount rate - operating leases	8.83%	8.82%
Weighted-average discount rate - finance lease	8.96%	8.96%

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

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved amicably and fully, and without admission of liability by any party. For the three and nine months ended September 30, 2025, the gain or loss in connection with this settlement agreement was not material.

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 and between September 17, 2024 and May 26, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs will have until November 18, 2025 to file a consolidated amended complaint. The Company intends to vigorously defend against such allegations. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

On October 22, 2025, a putative derivative action was filed in the District of New Jersey, naming as Defendants certain of our officers and present or former directors of the Company. The Complaint (which names the Company as a nominal defendant) alleges that the Defendants engaged in wrongful conduct during the period from September 17, 2024 through May 26, 2025. The allegations in the complaint largely parallel the allegations made in the previously filed putative securities class action complaints, with some additional allegations regarding a supposed lack of internal controls and purported insider trading. The Complaint seeks declaratory relief, an award of damages to the Company, an order directing the Company and the individual defendants to institute certain requested corporate governance reforms, restitution from the individual defendants, and costs and disbursements related to the lawsuit. The Company intends to vigorously defend the litigation. Given the nature of the litigation, including the fact that the litigation is in its early stages, the Company is unable to predict the ultimate outcome of the litigation or estimate the range of potential loss, if any.

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

Contingent Consulting Fee

The Company has an agreement with a consultant that requires payment of a success fee of $0.3 million upon FDA approval of KRESLADI™ before January 31, 2026.

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

15.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edythe Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of September 30, 2025, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of less than $0.1 million on January 2, 2024, and no additional payments are available under the grant awards program.

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the nine months ended September 30, 2025, the Company received grants of $2.7 million, which were recorded as a reduction of R&D expenses. Through September 30, 2025, the Company has received RP-A501 grants of $5.0 million from CIRM.

16.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s former executive officers for information technology advisory services. The Company incurred expenses of approximately $0 and $2,000 for the nine months ended September 30, 2025 and 2024, respectively, for services provided under this agreement.

In December 2024, in connection with a public offering, the Company sold 400,000 pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

In February 2025, the Company entered into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s R&D activities. As compensation for services rendered during 2025, the consultant will receive $125,000 to be paid in equal monthly installments and $125,000 of RSU’s valued as of the closing price on March 3, 2025, which will cliff vest on December 31, 2025. The agreement will terminate on December 31, 2025, unless terminated earlier by the Company for cause or voluntarily by the consultant. The board member was paid approximately $87,500 for the nine months ended September 30, 2025, for services provided under the consulting agreement.

In June 2025, the Company received a total of approximately $215,000, representing return of short-swing profits from the sale of common stock by beneficial owners under Section 16(b) of the Securities and Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution and reflected a corresponding increase to additional paid-in capital.

In August 2025, the Company paid a total of approximately $67,000, representing payment of taxes upon vesting of RSUs by beneficial owners under Section 16(b) of the Securities and Exchange Act of 1934, as amended. The Company recognized these payments as capital payments and reflected a corresponding decrease to additional paid-in capital.

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet the minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2025, was $0.4 million and $1.5 million, respectively. The Company’s matching contribution for the three and nine months ended September 30, 2024, was $0.5 million and $1.3 million, respectively.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	34,068	42,315	112,668	133,887
Non-commercial general and administrative	13,350	15,249	51,007	47,802
Commercial general and administrative	5,001	11,860	20,810	28,822
Restructuring	(172)	-	3,299	-
Total operating expenses	52,247	69,424	187,784	210,511
Loss from operations	(52,247)	(69,424)	(187,784)	(210,511)
Interest expense	(473)	(471)	(1,418)	(1,413)
Interest and other income, net	709	1,327	2,528	6,650
Accretion of discount and amortization of premium on investments, net	1,679	1,849	6,089	6,855
Net Segment loss and Net loss	$(50,332)	$(66,719)	$(180,585)	$(198,419)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions about future spending. Net loss is used to monitor the budget versus actual results. The CODM also uses net loss in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation. The measure of segment assets is reported on the balance sheet as total assets.

19.
Restructuring

In June 2025, the Company’s Board of Directors approved a restructuring plan to prioritize investments in its AAV platform and reduce overall cash spending, which was communicated to employees before the end of June 2025. The restructuring included a reduction of the Company’s workforce by approximately 70 employees.

As a result of the restructuring, the Company incurred aggregate charges of approximately $3.3 million in restructuring costs related to severance and employee termination costs to be paid out over multiple months through the second half of 2025.

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the nine months ended months ended September 30, 2025:

Nine Months Ended
September 30, 2025
Beginning balance	$-
Restructuring charges incurred during the period	3,299
Restructuring charges paid during the period	(539)
Remaining accrual at September 30, 2025	$2,760

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

Overview

Rocket Pharmaceuticals is a fully integrated, late-stage biotechnology company focused on the development, manufacturing, and potential commercialization of genetic therapies for rare and often fatal diseases with a high unmet medical need. Rocket’s innovative multi-platform approach allows for the creation of best-in-class gene therapy product candidates aimed at correcting the root cause of complex genetic disorders, spanning across cardiac and hematologic indications, offering the potential for transformative and durable clinical benefits. Rocket’s platform is supported by in-house R&D capabilities and current cGMP facilities that enable end-to-end control over clinical production and scale-up for commercialization.

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

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization designed to maximize near-term value, extend our operational runway, and position the Company for sustained long-term growth. This initiative focuses our resources on advancing our AAV cardiovascular gene therapy platform and supporting the submission of our responses to the CRL for KRESLADI™. The program contemplates a scaled commercial effort tailored to the exceptionally small patient population affected by this ultra-rare indication. As part of this strategic realignment, we are also de-prioritizing further development activities related to our FA and PKD programs. As part of the restructuring, the Company implemented a reduction in the workforce of approximately 30%, which, along with other planned cost-saving initiatives, is expected to reduce Rocket’s 12-month operating expenses by nearly 25%.

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

•
Submit BLAs for certain of our clinical programs.
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

We are developing gene therapy product candidates utilizing modified, non-pathogenic viruses as delivery vehicles. Viruses are inherently effective for gene delivery due to their natural ability to enter cells and deliver genetic material. In engineering our viral vectors, the native viral genes are removed and replaced with a functional copy of the missing or mutated gene responsible for a patient’s genetic disorder. This functional copy, known as the therapeutic gene or “transgene,” is introduced through a process known as transduction. Once modified, the virus is termed a “viral vector,” capable of delivering the transgene to targeted tissues or organs.

We are advancing two categories of viral vectors: AAV vectors and LV vectors. We believe that our AAV- and LV-based programs have the potential to confer significant and durable therapeutic benefits. Our gene therapy product candidates are administered either (1) ex vivo, whereby a patient’s cells are collected, transduced with the viral vector in a controlled laboratory environment, and subsequently reinfused into the patient, or (2) in vivo, whereby the viral vector is delivered directly into the patient, either intravenously or through targeted tissue injection, to enable in situ transduction of the desired cell populations.

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

Based on the initial efficacy observed in the low dose cohort and to mitigate complement-mediated safety concerns observed in the high dose cohort (related to thrombotic microangiopathy or TMA) and in agreement with the FDA, the Phase 2 study was initiated at the low dose (6.7e13 gc/kg). Additional safety measures were implemented and are reflected in the updated trial protocol for Phase 1 and the protocol for our ongoing pivotal Phase 2 study. These measures include exclusion of patients with end-stage HF, and a refined immunomodulatory regimen involving transient B- and T-cell mediated inhibition, with emphasis on preventing complement activation, while also enabling lower steroid doses and earlier steroid taper, with all immunosuppressive therapy discontinued 2-3 months following administration of RP-A501.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE. The SAEs involved clinical complications related to a capillary leak syndrome and were followed by a systemic infection and multi-organ damage, ultimately leading to one of the patient’s death. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and EU, and the FDA subsequently placed the trial on clinical hold on May 23, 2025 to allow for further evaluation. In August 2025, the FDA lifted the clinical hold on the Phase 2 pivotal study after the investigation traced the unexpected SAEs to a protocol amendment that added a C3 inhibitor to the immunomodulatory regimen. The FDA authorized resumption of the Phase 2 pivotal study with a recalibrated dose of 3.8 x 10¹³ GC/kg of RP-A501 along with the first three patients to be treated sequentially with a minimum four-week interval between each treatment. This adjusted dose aligns with the lower range of administered doses that were associated with efficacy across multiple biomarkers, electrocardiogram and clinical endpoints in the Phase 1 study, and has been determined as most likely to confer the safety and efficacy identified in the low-dose Phase 1 cohorts. In addition, Rocket will collaborate with investigators to implement an immunomodulatory regimen more closely reflecting that administered in the Phase 1 pediatric cohort. The revised regimen also discontinues prophylactic use of a C3 complement inhibitor.

To date, six patients with Danon disease have been treated in the Phase 2 study with RP-A501. Further updates about the Phase 2 study can be expected following review of data from the next three patients.

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

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an ICD for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage HF. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage HF are considered for cardiac transplantation which, while curative of underlying disease, is associated with significant morbidity and mortality. Hence, there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and EU.

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

The ongoing single-arm, open-label, multi-center Phase 1 study is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. The study is assessing the impact of RP-A601 on PKP2 myocardial protein expression, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and SCD. Patients in the Phase 1 study received a single dose of RP-A601 starting at 8 x 1013 GC/kg. Enrollment in the U.S. Phase 1 study has completed. We are currently in ongoing discussions with the FDA regarding the design and potential endpoints of a pivotal Phase 2 trial intended to further evaluate the safety and efficacy of RP-A601 in this patient population.

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

Cardiac biopsies showed RP-A601 increased PKP2 protein expression in all three patients. In the patients with low baseline PKP2 expression (n=2), improvements in PKP2 protein expression relative to total cell protein were approximately 110% and 398%, respectively, from baseline to six months follow-up. In all three patients, RP-A601 promoted desmosome localization of PKP2 and associated transmembrane interpolated disc proteins between 3 and 12 months after treatment. In addition, preliminary indications of improvement or stabilization in arrhythmia burden, heart function, and quality of life were observed. At this time, we believe that we have reached both the safe and efficacious dose and based on the overall risk benefit seen so far, we are no longer dose escalating in this trial and will move 8 x 1013 GC/kg into the next phase of development.

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

In June 2025, the company received FDA clearance of an IND application for RP-A701, an AAV.rh74-based gene therapy candidate for the treatment of BAG3-DCM. Following, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-DCM in July 2025. The first-in-human Phase 1 clinical trial will be a multi-center, dose-escalation study designed to evaluate the safety, biological activity, and preliminary efficacy of RP-A701 in adults with BAG3-DCM.

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

KRESLADI™, formally known as RP-L201 or marnetegragene autotemcel, is our investigational gene therapy that contains autologous (patient-derived) hematopoietic stem cells that have been genetically modified with a lentiviral vector to deliver a functional copy of the ITGB2 gene. Rocket holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program. KRESLADI™ was in-licensed from the Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (CIEMAT), Centro de Investigación Biomédica en Red de Enfermedades Raras and Instituto de Investigación Sanitaria Fundación Jiménez Díaz. The lentiviral vector was developed in collaboration between University College London and CIEMAT.

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

In September 2023, A BLA filing for RP-L201 was accepted by the FDA with priority review with an initial PDUFA date of March 31, 2024. In February 2024, the review time was extended by three months, to June 30, 2024, to allow additional time to review clarifying CMC information submitted by us in response to FDA information requests. In June 2024, we announced that the FDA issued a CRL in response to the BLA wherein the FDA requested limited additional CMC information to complete its review. In October 2025, the Company announced that the FDA accepted its resubmission of the BLA for RP-L201 and was given a PDUFA date of March 28, 2026.

Fanconi Anemia

FA is a rare and life-threatening DNA-repair disorder, characterized by bone marrow failure, cancer predisposition, and congenital malformations. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow. An estimated 60% to 70% of cases arise from mutations in the FANCA gene. FA frequently results in bone marrow failure, developmental abnormalities, acute myeloid leukemia, and other myelodysplastic syndrome types of blood cancers, often during the early years and decades of life. Bone marrow aplasia, which is bone marrow that no longer produces any or very few red and white blood cells and platelets leading to infections and bleeding, is the most frequent cause of early morbidity and mortality in FA, with a median onset before 10 years of age. Leukemia is the next most common cause of mortality, ultimately occurring in about 20% of patients later in life. Solid organ malignancies, such as head and neck cancers, can also occur, although at lower rates during the first two to three decades of life. The average lifespan of an FA patient is estimated to be 30 to 40 years. The prevalence of FA in the U.S. and EU is estimated to be approximately 5,500 to 7,000 patients.

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

As of July 2025, the Company is no longer allocating additional internal resources towards regulatory filings and commercial activities for RP-L102 and subsequently is no longer pursuing BLA and EMA submissions for RP-L102. The Company is actively exploring external partnership options to provide a path forward for RP-L102 and the FA community. This decision was based solely on business and strategic considerations and does not reflect any concerns regarding the safety, efficacy, or quality of the therapy.

Pyruvate Kinase Deficiency

PKD is a rare, autosomal recessive, monogenic red blood cell disorder resulting from a mutation in the PKLR gene encoding for the pyruvate kinase enzyme, a key component of the red blood cell glycolytic pathway. Mutations in the PKLR gene result in increased red blood cell destruction and potentially life-threatening anemia with a significant impact on quality of life. PKD has an estimated prevalence of 4,000 to 8,000 patients in the U.S. and Europe. Children are the most commonly and severely affected subgroup of patients. Patients with PKD have a high unmet medical need, as currently available treatments include splenectomy and red blood cell transfusions, which are associated with immune defects and chronic iron overload. Mitapivat, an oral enzyme activator, is approved for use in adult patients, however its efficacy is limited in more severely-afflicted patients, most notably in those who are splenectomized, transfusion-dependent, or whose disease results from deleterious mutations.

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

In May 2023, we presented positive updated clinical data at the ASGCT 26th Annual Meeting (data cut-off May 3, 2023), which included up to 30 months of follow-up from the two treated adult patients and early clinical data from the first pediatric patient treated with RP-L301. Clinically meaningful and durable efficacy was observed in both adult patients at up to 30 months post-infusion evidenced by normalized hemoglobin (from baseline pre-treatment levels in the 7.0-7.5 g/dL range), improved hemolysis parameters, and red blood cell transfusion independence. Furthermore, both adult patients reported improved quality of life with documented improvements via formal quality of life assessments. The safety profile continues to appear highly favorable, with no RP-L301-related serious adverse events in either of the adult patients. Insertion site analyses in peripheral blood and bone marrow in both adult patients through 24 months post-RP-L301 demonstrated highly polyclonal patterns and there has been no evidence of insertional mutagenesis. The first pediatric patient infusion of RP-L301 was well tolerated, with engraftment achieved at day +15, hospital discharge less than one month following infusion, no RP-L301 related serious adverse events and early signs of efficacy. There were no red blood cell transfusion requirements following engraftment.

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

Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point hemoglobin Hgb improvement at 12 months. However, the Company is no longer allocating internal resources towards RP-L301 and does not plan to initiate enrollment in the Phase 2 RP-L301 study at this time. Like our FA program, we are actively exploring external partnership options to provide a path forward for RP-L301 and the PKD community.

Future Opportunities

In addition to the programs specified in this Quarterly Report, we are also conducting exploratory preclinical research and development. Research focus areas include the development of new candidates following our strategy outlined in “Our Strategy” section.

cGMP Manufacturing

We have a 103,720 square foot manufacturing facility located in Cranbury, New Jersey. This facility supports clinical development of our pipeline of AAV gene therapy product candidates from discovery through pivotal trials, with space for potential future expansion and commercialization.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through September 30, 2025, we raised net cash proceeds of approximately $1.2 billion from investors through both equity and convertible debt financing to fund operating activities.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct Expenses:
Danon Disease (AAV) RP-A501	$5,593	$6,442	$12,934	$18,912
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,488	2,217	5,623	4,724
Leukocyte Adhesion Deficiency (LV) RP-L201	1,051	3,490	8,381	11,557
Fanconi Anemia (LV) RP-L102	2,113	3,421	13,409	12,856
Pyruvate Kinase Deficiency (LV) RP-L301	548	1,664	2,432	8,750
Other product candidates	939	2,435	2,439	7,728
Total direct expenses	11,732	19,669	45,218	64,527
Unallocated Expenses:
Employee compensation	12,754	12,297	37,486	38,311
Stock-based compensation expense	4,752	4,789	13,961	14,311
Depreciation and amortization expense	1,515	1,522	4,993	4,542
Laboratory and related expenses	1,167	890	3,986	3,134
Professional fees	518	705	3,107	3,971
Other expenses	1,630	2,443	3,917	5,091
Total other research and development expenses	22,336	22,646	67,450	69,360
Total research and development expense	$34,068	$42,315	$112,668	$133,887

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

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.3 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Interest Expense

Interest expense for the three and nine months ended September 30, 2025, and 2024 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2025, was related to interest earned from investments and cash equivalents. Interest and other income for the three and nine months ended September 30, 2024, was related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the nine months ended September 30, 2025, compared to those disclosed in our 2024 Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$34,068	$42,315	$(8,247)
General and administrative	18,351	27,109	(8,758)
Restructuring	(172)	-	(172)
Total operating expenses	52,247	69,424	(17,177)
Loss from operations	(52,247)	(69,424)	17,177
Interest expense	(473)	(471)	(2)
Interest and other income, net	709	1,327	(618)
Accretion of discount on investments, net	1,679	1,849	(170)
Total other income, net	1,915	2,705	(790)
Net loss	$(50,332)	$(66,719)	$16,387

Research and Development Expenses

R&D expenses decreased $8.2 million to $34.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $3.6 million, clinical trial expenses of $2.4 million, and professional fees of $2.0 million.

General and Administrative Expenses

G&A expenses decreased $8.8 million to $18.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $6.6 million and stock based compensation expenses of $1.5 million.

Restructuring Expense

Restructuring expenses decreased $0.2 million for the three months ended September 30, 2025. The decrease in restructuring expenses was driven by a decrease in the planned reduction of the Company’s workforce during the three months ended September 30, 2025.

Other Income, Net

Other income decreased $0.8 million to $1.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in other income was primarily driven by a decrease in interest and other income, net, of $0.6 million due to a decrease in interest earned on investments due to lower interest rates year over year and a decrease in fair value of warrant liabilities in 2024 and a decrease in accretion of discount on investments, net, of $0.2 million.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$112,668	$133,887	$(21,219)
General and administrative	71,817	76,624	(4,807)
Restructuring	3,299	-	3,299
Total operating expenses	187,784	210,511	(22,727)
Loss from operations	(187,784)	(210,511)	22,727
Interest expense	(1,418)	(1,413)	(5)
Interest and other income, net	2,528	6,650	(4,122)
Accretion of discount and amortization of premium on investments, net	6,089	6,855	(766)
Total other income, net	7,199	12,092	(4,893)
Net loss	$(180,585)	$(198,419)	$17,834

Research and Development Expenses

R&D expenses decreased $21.2 million to $112.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct costs of $8.4 million, professional fees of $5.7 million, lab supplies and office expense of $3.2 million, and compensation and benefits expense of $0.9 million due to decreased R&D headcount. Reflected in the decrease in R&D expenses was the receipt of $2.7 million of CIRM grant recorded as a reduction of R&D expenses in the first quarter of 2025.

General and Administrative Expenses

G&A expenses decreased $4.8 million to $71.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $6.5 million and stock based compensation expenses of $1.5 million. The decrease in G&A expenses was partially offset by increases in legal expenses of $3.7 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.3 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income decreased $4.9 million to $7.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in other income was primarily driven by a decrease in interest and other income, net, of $4.1 million due to a decrease in interest earned on investments due to lower interest rates year over year and a decrease in fair value of warrant liabilities in 2024 and a decrease in accretion of discount on investments, net, of $0.8 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $180.6 million for the nine months ended September 30, 2025, and $258.7 million for the year ended December 31, 2024. We have experienced negative cash flows from operations and as of September 30, 2025, and December 31, 2024, we had an accumulated deficit of $1.40 billion and $1.22 billion, respectively. As of September 30, 2025, we had $222.8 million of cash, cash equivalents and investments. We believe that in accordance with the current operating plan, which reflects a strategic corporate reorganization and reprioritization announced in July 2025, such resources will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have financed our operations primarily through proceeds from the sale of equity securities and continue to manage our capital resources with discipline and a focus on long-term sustainability.

In the longer term, our future viability is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. We may also raise capital through the sale of priority review vouchers to third parties, Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(155,174)	$(162,782)
Net cash provided by investing activities	67,342	169,577
Net cash provided by financing activities	148	2,890
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,684)	$9,685

Operating Activities

During the nine months ended September 30, 2025, operating activities used $155.2 million of cash and cash equivalents, primarily resulting from our net loss of $180.6 million offset by net non-cash charges of $33.9 million, including non-cash stock-based compensation expense of $30.9 million, depreciation and amortization expense of $8.8 million, partially offset by accretion of discount on investments of $5.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2025, included a decrease in accounts payable and accrued expenses of $9.4 million and an increase in our prepaid expenses of $0.9 million.

During the nine months ended September 30, 2024, operating activities used $162.8 million of cash and cash equivalents, primarily resulting from our net loss of $198.4 million offset by net non-cash charges of $31.1 million, including non-cash stock-based compensation expense of $32.8 million, depreciation and amortization expense of $7.0 million, partially offset by accretion of discount on investments of $6.8 million and reduction in fair value of warrant liabilities of $1.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2024, included an increase in accounts payable and accrued expenses of $5.3 million and an increase in our prepaid expenses of $1.0 million.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $67.3 million, primarily resulting from proceeds of $289.8 million from the maturities of investments, offset by purchases of investments of $222.1 million, and purchases of property and equipment of $0.4 million.

During the nine months ended September 30, 2024, net cash provided by investing activities was $169.6 million, primarily resulting from proceeds of $297.0 million from the maturities of investments, offset by purchases of investments of $121.8 million, and purchases of property and equipment of $5.6 million.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $0.1 million of cash, consisting of return of short-swing profits of $0.2 million partially offset by repurchase of RSUs of $0.1 million.

During the nine months ended September 30, 2024, financing activities provided $2.9 million of cash, consisting of proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, and December 31, 2024, we had cash, cash equivalents and investments of $222.8 million and $372.3 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in U.S. interest rates and our investments that can decline in value if market interest rates increase. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2025, the net effect on the net fair value of our investments would have resulted in a hypothetical decline of $0.3 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved amicably and fully, and without admission of liability by any party. For the three and nine months ended September 30, 2025, the gain or loss in connection with this settlement agreement was not material.

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 and between September 17, 2024 and May 26, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs will have until November 18, 2025 to file a consolidated amended complaint. We intend to vigorously defend against such allegations. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

A putative derivative action was filed on October 22, 2025 in the District of New Jersey, naming as Defendants certain of our officers and present or former directors of the Company. The Complaint (which names the Company as a nominal defendant) alleges that the Defendants engaged in wrongful conduct during the period from September 17, 2024 through May 26, 2025. The allegations in the complaint largely parallel the allegations made in the previously filed putative securities class action complaints, with some additional allegations regarding a supposed lack of internal controls and purported insider trading. The Complaint seeks declaratory relief, an award of damages to the Company, an order directing the Company and the individual defendants to institute certain requested corporate governance reforms, restitution from the individual defendants, and costs and disbursements related to the lawsuit. We intend to vigorously defend the litigation. Given the nature of the litigation, including the fact that the litigation is in its early stages, the Company is unable to predict the ultimate outcome of the litigation or estimate the range of potential loss, if any.

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

A putative derivative action was filed on October 22, 2025 in the District of New Jersey, naming as Defendants certain of our officers and present or former directors of the Company. The Complaint (which names the Company as a nominal defendant) alleges that the Defendants engaged in wrongful conduct during the period from September 17, 2024 through May 26, 2025. The allegations in the Complaint largely parallel the allegations made in the previously filed putative securities class action Complaints, with some additional allegations regarding a supposed lack of internal controls and purported insider trading.

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

Our strategic restructuring may not result in the savings we anticipate, could result in total costs and expenses that are greater than expected and could disrupt our operations

On July 23, 2025, the Company began implementation of a strategic corporate reorganization and pipeline prioritization aimed at maximizing near-term value, extending operational runway into the second quarter of 2027, and positioning the company for sustained long-term growth. As part of the restructuring, the Company implemented a reduction in workforce of approximately 30% (the “RIF”), which, along with other planned cost-saving initiatives, is expected to reduce the Company’s 12-month operating expenses by nearly 25%.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

2.2

Agreement and Plan of Merger, dated September 19, 2022, by and among Rocket Pharmaceuticals, Renovacor, Inc., Zebrafish Merger Sub, Inc. and Zebrafish Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 20, 2022)

3.1

Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2

Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3

Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4

Certificate of Amendment (Declassify Board of Directors) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2019

3.5

Certificate of Amendment (Authorized Shares Increase) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2024)

3.6

Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1

Separation and Release Agreement, dated as of September 11, 2025, by and between Rocket Pharmaceuticals, Inc. and Kinnari Patel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 17, 2025)

10.2

Consulting Agreement, dated as of September 11, 2025, by and between Rocket Pharmaceuticals, Inc. and Kinnari Patel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 17, 2025)

10.3*	Executive Employment Agreement, dated August 29, 2025, by and between the registrant and Syed Rizvi
10.4*	First Amendment to Executive Employment Agreement, dated October 1, 2025, by and between the registrant and Syed Rizvi
10.5*	First Amendment to Executive Employment Agreement, dated June 18, 2025, by and between the registrant and Aaron Ondrey
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

ROCKET PHARMACEUTICALS, INC.

November 6, 2025	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 6, 2025	By:	/s/ Martin Wilson
Martin Wilson
General Counsel and Chief Corporate Officer, SVP
(Principal Financial Officer)