Form 10-K
period 2025-12-31
ROCKET PHARMACEUTICALS, INC.
filed 2026-02-26
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No □

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

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	□

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $212.5 million, based upon the closing price on the NASDAQ Global Market reported for such date.

As of February 20, 2026, there were 108,569,143 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days of the end of the period covered by this Annual Report on Form 10-K.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates. Throughout this Annual Report, we have used terms which are defined below:

AAV	Adeno-associated virus	HNJ	Hospital Infantil de Niño Jesús
AAV9	Adeno-associated serotype 9	HSCT	Hematopoietic stem cell transplant
ACM	Arrhythmogenic cardiomyopathy	ICD	Internal Classification of Diseases
ASC	Accounting Standard Codification	IND	Investigational New Drug application
ASGCT	American Society of Gene & Cell Therapy	IV	Intravenous
ATMP	Advanced Therapy Medical Product	IPR&D	In process research and development
BAG3	BCL2-associated athanogene 3	KCCQ	Kansas City Cardiovascular Questionnaire
BAG3-DCM	BCL2-associated athanogene 3 mutations associated with dilated cardiomyopathy	LAD-I	Leukocyte Adhesion Deficiency-I
BLA	Biologics License Application	LAMP2	Lysosome-associated membrane protein 2
BNP	Brain natriuretic peptide	Lexeo	Lexeo Therapeutics, Inc
cGMP	Current Good Manufacturing Practice	LV	Lentiviral vector
cGTP	Current Good Tissue Practice	LVMI	Left ventricular mass index
cKO	conditional knockout	MAA	Marketing Authorization Application
CIBER	Centro de Investigación Biomédica En Red	MHRA	Medicines and Healthcare Products Regulatory Agency
CIEMAT	Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas	NIH	National Institutes of Health
CIEMAT Group	CIEMAT, CIBER and FIISFJD	NYHA	New York Heart Association
CIRM	California Institute for Regenerative Medicine	Offering	Equity offering of shares of common stock, which closed December 12, 2024
CISO	Chief Information Security Officer	PDUFA	Prescription Drug User Fee Act
CMC	Chemistry Manufacturing Controls	PKD	Pyruvate Kinase Deficiency
CODM	Chief Operating Decision Maker	PKP2	Plakophilin-2
CCPA	California Consumer Privacy Act	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CRL	Complete Response Letter	PSU	Performance-Based Restricted Stock Unit
CRO	Contract research organization	PRIME	Priority Medicines
Cowen	Cowen and Company, LLC	Private Placement	Issuance of pre-funded warrants on December 12, 2024
CTIS	Clinical Trials Information Systems	R&D	Research and development
DCM	Dilated cardiomyopathy	Renovacor	Renovacor, Inc. acquired on December 1, 2022
DD	Danon Disease	RIF	Reduction in workforce
DNA	Deoxyribonucleic acid	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted Stock Unit
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in New York City	RTW	RTW Investments, L.P
EU	European Union	SAE	Serious Adverse Event
FA	Fanconi Anemia	SCD	Sudden cardiac death
FDA	U.S. Food and Drug Administration	SEC	Securities and Exchange Commission
FDCA	Federal Food, Drug and Cosmetic Act	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
FIBHNJS	Fundación para la Investigacion Biomédica del Hospital del Nino Jesus	UCLA	University of California, Los Angeles
FIISFJD	Fundacion Instituto de Investigación Sanitaria Fundacion Jiménez Díaz	UCLB	UCL Business PLC
GCP	Good Clinical Practices	UCSD	The Regents of the University of California, San Diego
GDPR	General Data Protection Regulation	UPC	Unitary Patent Court
GLP	Good Laboratory Practice	U.K.	United Kingdom
GMP	Good Manufacturing Practice	U.S.	United States

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring, including extending our cash runway, and our estimates related to the costs and timing of implementing such initiatives;
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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•
Our strategic restructuring may not result in the savings we anticipate, could result in total costs and expenses that are greater than expected and could disrupt our operations.
•
We are and may continue to be targets of securities-related class action and derivative lawsuits and defending against these claims could result in substantial costs and divert management time and resources and have a material adverse effect on our results of operations.
•
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
•
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours.
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
•
The success of our R&D activities, clinical testing, and commercialization, upon which we primarily focus, is uncertain.
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
•
RTW, our largest stockholder, may have the ability to significantly influence matters submitted to stockholders for approval.
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

PART I

Item 1. Business

Overview

We are a fully integrated, late-stage biotechnology company focused on the development, manufacturing, and potential commercialization of genetic therapies for rare and often fatal diseases with high unmet medical need. Our innovative multi-platform approach is designed to create best-in-class gene therapy product candidates aimed at correcting the underlying genetic causes of complex inherited cardiomyopathies and related disorders, with the potential to deliver transformative and durable clinical benefits. Our platform is supported by in-house research and development capabilities and current cGMP manufacturing facilities that enable end-to-end control of clinical production, process development, and scale-up for potential commercialization.

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

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization designed to maximize near-term value, extend our operational runway, and position the Company for sustained long-term growth. This initiative focuses our resources on advancing our AAV cardiovascular gene therapy platform and supported the submission of our responses to the FDA’s CRL for KRESLADI™. The program contemplates a scaled commercial effort tailored to the exceptionally small patient population affected by this ultra-rare indication. As part of this strategic realignment, we are also de-prioritizing further development activities related to our FA and PKD programs. As part of the restructuring, the Company implemented a reduction in the workforce of approximately 30%, which, along with other planned cost-saving initiatives, is expected to reduce Rocket’s 12-month operating expenses by approximately 25%.

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

In the near- and medium-term, we are focused on:

•
Advancing our first-in-class product candidates targeting monogenic cardiovascular diseases with substantial unmet need from pre-IND to registrational trials.
•
Continuing to build and scale proprietary in-house analytics, process development, and manufacturing capabilities to support clinical and potential commercial supply.
•
Evaluating potential strategic partnerships or other transactions for certain non-core programs to enable continued development, regulatory approval, and potential commercialization.

In the medium- and long-term, pending favorable data, we plan to:

•
Submit BLAs for certain of our clinical programs.
•
Expand our gene therapy platform to additional indications compatible with our technologies and core strategy.
•
Pursue potential eligibility for FDA priority review voucher programs.

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

We are advancing gene therapy programs using two primary vector approaches: adeno-associated virus (AAV) vectors and lentiviral (LV) vectors. We believe our AAV- and LV-based programs have the potential to provide meaningful and durable therapeutic benefit by addressing the underlying genetic cause of disease. Our gene therapy product candidates are administered either (1) in vivo, in which an AAV vector is delivered directly to the patient, either systemically or through targeted tissue delivery, to enable in situ transduction of the desired cell populations, or (2) ex vivo, in which a patient’s hematopoietic stem cells (HSCs) are collected, genetically modified with an LV vector in a controlled laboratory environment, and then reinfused into the patient.

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

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

The Company has global commercialization and development rights to all of these product candidates under internally developed intellectual property rights and royalty-bearing license agreements.

Cardiovascular Programs

Danon disease

Danon disease (DD), is a rare X-linked inherited, multi-organ lysosomal-associated disorder with a devastating clinical course. The causative mutation has been identified in the gene encoding for lysosome-associated membrane protein, otherwise known as LAMP2, an important mediator of autophagy and primarily expressed in heart, skeletal muscle and brain tissue. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscles. Male patients typically die during adolescence or early adulthood from progressive heart failure in the absence of heart transplant. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of HF are not believed to modify progression to end-stage HF. Patients with end-stage HF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. It is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and Europe.

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
•
High sensitivity troponin I or hs-TnI and BNP are blood-based evaluations and a key marker of HF and cardiac injury. Both are frequently elevated in DD patients and have been shown to be markedly elevated in patients with advanced stage disease.
•
KCCQ is a validated, patient-reported quality-of-life assessment that measures a patient’s perception of their HF symptoms, impact of disease on physical and social function, and the impact of their HF on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ score of +/- 5 points are considered meaningful and have been shown to correlate with HF outcomes.
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

As previously announced, a patient receiving therapy on the high dose cohort (1.1e14 gc/kg dose) had progressive HF and underwent a heart transplant at month five following therapy. This patient had more advanced disease than the four other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline left ventricle ejection fraction (32%) on echocardiogram and markedly elevated left ventricle filling pressure prior to treatment. The patient’s clinical course was characteristic of DD progression. The patient is doing well post-transplant.

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
•
Improvements in KCCQ-12 scores (median improvement of 27 points) that persisted up to 54 months of follow-up; and
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

To support accelerated approval, the study will assess the efficacy of RP-A501 as measured by the biomarker-based co-primary endpoint consisting of improvements in LAMP2 protein expression (≥ Grade 1, as measured by immunohistochemistry), and reductions in LVMI.

Secondary endpoints include the components of the primary endpoint (improvement in LAMP2 protein expression and reductions in LVMI), reductions in troponin and natriuretic peptide, KCCQ-12 and NYHA class, event free survival and treatment emergent safety events. These endpoints could support full approval with longer-term follow-up.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE. The SAEs involved clinical complications related to a capillary leak syndrome resulting in multi-organ damage; one patient died as a result of these complications following an acute systemic infection. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and EU, and the FDA subsequently placed the trial on clinical hold on May 23, 2025 to allow for further evaluation. In August 2025, the FDA lifted the clinical hold on the Phase 2 pivotal study following an investigation which concluded that the SAEs were likely the result of the combination of the C3 component inhibitor introduced into the immunomodulation regimen and RP-A501. The FDA authorized resumption of the Phase 2 pivotal study with a recalibrated dose of 3.8 x 10¹³ GC/kg of RP-A501 along with the first three patients to be treated sequentially with a minimum four-week interval between each treatment. This adjusted dose aligns with the lower range of administered doses that were associated with efficacy across multiple biomarkers, electrocardiogram and clinical endpoints in the Phase 1 study, and has been determined as most likely to confer the safety and efficacy identified in the low-dose Phase 1 cohorts.

To date, six patients with Danon disease have been treated in the Phase 2 study with RP-A501. Further updates on the Phase 2 study can be expected following review of data from the next three patients.

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

There are no specific available medical therapies available that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy guidelines, which involve lifestyle modifications (i.e. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an ICD for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage HF. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage HF are considered for cardiac transplantation which, while curative of underlying disease, is associated with significant morbidity and mortality. Hence, there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and the EU.

RP-A601 is our investigational gene therapy for the treatment of PKP2-ACM and consists of a recombinant adeno-associated serotype rh74 capsid containing a functional version of the human PKP2 transgene (AAVrh74.PKP2) which is administered as a single IV infusion. RP-A601 holds FDA RMAT and Fast Track and designations in the US and Orphan drug designations in both the U.S. and EU.

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

Enrollment in the U.S. Phase 1 study is ongoing, and the trial remains open and actively enrolling to further characterize biological activity across a broader range of disease severity. The ongoing single-arm, open-label, multi-center Phase 1 study is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. To date, three patients have been treated in the study and is assessing the impact of RP-A601 on PKP2 myocardial protein expression, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and SCD. Patients in the Phase 1 study received a single dose of RP-A601 starting at 8 x 1013 GC/kg. We are continuing to work closely with the FDA to advance alignment on the design and potential endpoints of a pivotal Phase 2 trial of a pivotal Phase 2 trial intended to further evaluate the safety and efficacy of RP-A601 in this patient population.

In May 2025, we presented preliminary data from the Phase 1 study of RP-A601 for adult patients with PKP2-ACM at the ASGCT 28th Annual Meeting in the Late-Breaking Scientific Sessions. Initial data from the Phase 1 study (safety cut-off May 6, 2025; efficacy cut-off April 2025) showed that RP-A601 was generally well-tolerated with no dose-limiting toxicities observed in all patients followed for up to 12 months. Most treatment emergent adverse events were mild/moderate in severity and self-limited with only one patient experiencing an SAE which resolved without clinical sequelae within two months post-treatment, believed to be associated with the immunomodulatory regimen.

Cardiac biopsies showed RP-A601 increased PKP2 protein expression in all three patients. In the patients with low baseline PKP2 expression (n=2), improvements in PKP2 protein expression relative to total cell protein were approximately 110% and 398%, respectively, from baseline to six months follow-up. In all three patients, RP-A601 promoted desmosome localization of PKP2 and associated transmembrane interpolated disc proteins between 3 and 12 months after treatment. In addition, preliminary observations suggest potential improvement or stabilization in arrhythmia burden, cardiac function, and quality of life, although these findings are based on a limited number of patients and require further evaluation. Based on available data to date, we have selected 8 x 10¹³ GC/kg as the dose to be further evaluated in subsequent clinical development, and we do not currently plan to evaluate higher dose levels in this study.

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

DCM represents a considerable unmet medical need and is the most common underlying diagnosis in patients undergoing heart transplantation. No currently approved therapies are specifically indicated to address BAG3-DCM. Medical management of patients with DCM follows the clinical guidelines for HF with reduced ejection fraction (HFrEF), including the use of beta-adrenergic receptor antagonists (beta-blockers), angiotensin converting enzyme (ACE) inhibitors, angiotensin receptor antagonists/neprilysin inhibitors, mineralocorticoid antagonists, and inhibitors of the sodium-glucose cotransporter-2 (SGLT2), along with antiarrhythmic medications, implanted defibrillator, and/or ablation procedures as indicated. Heart transplantation is the only potentially definitive therapy; however, it is not considered curative and is associated with considerable morbidity and mortality. An effective and safe gene therapy to restore normal BAG3 cardiac protein levels may represent a viable therapeutic option which could substantially reduce morbidity/mortality in BAG3-DCM patients. Understanding the genetic mechanism of disease creates the opportunity to develop precision-based therapies potentially corrective of the underlying molecular defect.

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

In June 2025, the Company received FDA clearance of an IND application for RP-A701, an AAV.rh74-based gene therapy candidate for the treatment of BAG3-DCM. In July 2025, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-DCM. The first-in-human Phase 1 clinical trial will be a multi-center, dose-escalation study designed to evaluate the safety, biological activity, and preliminary efficacy of RP-A701 in adults with BAG3-DCM.

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

KRESLADI™, formally known as RP-L201 or marnetegragene autotemcel, is our investigational gene therapy that contains autologous (patient-derived) hematopoietic stem cells that have been genetically modified with a lentiviral vector to deliver a functional copy of the ITGB2 gene. The Company holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program. KRESLADI™ was in-licensed from the Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (CIEMAT), Centro de Investigación Biomédica en Red de Enfermedades Raras and Instituto de Investigación Sanitaria Fundación Jiménez Díaz. The LV vector was developed in collaboration between University College London and CIEMAT.

The open-label, single-arm, global Phase 1/2 registration-enabling clinical trial of RP-L201 for severe LAD-I treated nine patients. In May 2024, we presented updated follow-up data at the ASGCT 27th Annual Meeting, including 18- to 45-month follow-up data (data cut-off July 24, 2023). Compared to pre-treatment history, patients demonstrated substantial reductions in significant infections requiring hospitalization or intravenous antimicrobials, along with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound healing capabilities. RP-L201 remained well tolerated, with no new safety events related to the treatment. We continued to observe 100% survival without the need for allogeneic transplant, with all patients enrolled at less than 12 months of age surpassing 24 months without transplant. The clinical outcome data from the nine severe LAD-I patients treated with KRESLADI™ was published in the New England Journal of Medicine (NEJM) in May 2025.

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

Fanconi Anemia

FA is a rare and life-threatening DNA-repair disorder, characterized by bone marrow failure, cancer predisposition, and congenital malformations. Patients with FA have a genetic defect that prevents the normal repair of genes and chromosomes within blood cells in the bone marrow. The prevalence of FA in the U.S. and the EU is estimated to be approximately 5,500 to 7,000 patients.

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

RP-L102 is our investigational LV vector-based gene therapy for the treatment of FA. RP-L102’s LV carries the FANCA gene as part of the PGK-FANCA-WPRE expression cassette which includes a phosphoglycerate kinase (PKG) promoter and an optimized woodchuck hepatitis virus post transcriptional regulatory element (WPRE). The Phase 2 study of RP-L102 for the treatment of FA type A without the use of myeloablative conditioning treated a total of 14 patients from the U.S. and EU. Patients received a single intravenous infusion of RP-L102 that utilizes fresh cells and an improved process which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product. The Company holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program.

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

RP-L301 is our investigational gene therapy that contains autologous hematopoietic stem cells that have been genetically modified with a lentiviral vector to contain a functional copy of the PKLR gene for the treatment of PKD. The Company holds FDA RMAT and Fast Track designations in the U.S., EMA PRIME designation in the EU, and Orphan Drug designation in both regions for the program. RP-L301 was in-licensed from CIEMAT, Centro de Investigación Biomédica en Red de Enfermedades Raras (CIBERER) and Instituto de Investigación Sanitaria de la Fundación Jiménez Díaz (IIS-FJD).

A global Phase 1 open-label, single-arm, clinical study with 2 adult patients and 2 pediatric patients (age 8-17) in the U.S. and Europe assessed the safety, tolerability, and preliminary activity of RP-L301. Stanford served as the site in the U.S. for adult and pediatric patients, HNJ served as the lead site in Europe for pediatrics, and Hospital Universitario Fundación Jiménez Díaz served as the lead site in Europe for adult patients.

In February 2024, we presented further clinical updates at the ASGCT 27th Annual Meeting (data cut-off February 5, 2024), which included 36 months of follow-up on the two adult patients and 12 months of follow-up on the two pediatric patients. Sustained and clinically meaningful hemoglobin improvement was observed in all patients including hemoglobin normalization in three of four patients. No patients have required red blood cell transfusions following neutrophil engraftment. Improvements in hemoglobin supported by improved markers of hemolysis and quality of life have been observed. RP-L301 remains well-tolerated, with no drug-related serious adverse events. Insertion site analyses in the peripheral blood and bone marrow for both adult patients through 36 months post-RP-L301 continued to demonstrate highly polyclonal patterns with no clonal dominance or insertional mutagenesis.

Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 point hemoglobin Hgb improvement at 12 months. However, the Company is no longer allocating internal resources towards RP-L301 and does not plan to initiate enrollment in a Phase 2 RP-L301 study at this time. Similar to our FA program, we are actively exploring external partnership options to provide a path forward for RP-L301 and the PKD community.

Future Opportunities

In addition to the programs specified in this Annual Report, we are also conducting exploratory preclinical research and development. Research focus areas include the development of new candidates following our strategy outlined in “Our Strategy” section.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to gene expression vectors and methods of using the same for gene therapy. As of February 20, 2026, our patent portfolio includes both owned and in-licensed patent families relating to our product candidates and related technologies, discussed more fully below.

Danon Disease

Our DD patent portfolio includes both proprietary intellectual property and a patent family in-licensed from the University of California, San Diego, which includes granted patents in Europe, India, the U.S., Australia, and Hong Kong, and pending patent applications in the U.S., Europe, Japan, China and other countries with claims directed to the treatment of DD. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 absent any patent term adjustments or extensions. We also own granted patents in the U.S., Japan, China, and Russia and pending patent applications in the U.S., Europe, and other countries with claims directed to gene therapy vectors for the treatment of DD; the U.S. patent issued in 2020. Any patents, if issued, arising from these patent applications, are expected to expire in 2039, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. We also have granted patents in Australia and Russia and pending patent applications in the U.S., Europe, Japan, and other countries directed to methods for treatment of DD. Any patents, if issued, arising from these patent applications, are expected to expire in 2040-2041, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. We further have pending patent applications directed to DD dosing regimens in the U.S., Europe, Japan, China, and other countries. Any patents, if issued, arising of these patent applications, are expected to expire in 2040-2041 absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. Additionally, we filed patent applications directed to the long-term treatment of DD. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2044 absent any patent term adjustments or extensions.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Our PKP2 portfolio includes a granted U.S. patent and pending patent applications in EU, Japan, China, and other countries with claims directed to treating arrhythmogenic cardiomyopathy (ACM); the granted U.S. patent issued in 2024. Any patents, if issued, arising from these patent applications, are expected to expire in 2041, absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. We also have pending patent applications directed to polynucleotide cassettes and expression vector compositions containing PKP2 and methods for using such vectors to provide gene therapy in mammalian cells for treating cardiac disorders such as ACM. Any patents, if issued, arising of these patent applications, are expected to expire in 2044 absent any patent term adjustments or extensions, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid.

Dilated Cardiomyopathy

Our DCM patent portfolio includes granted patents in the U.S., Japan and Europe and pending patent applications in the U.S., Japan and Europe with claims directed to BAG3 expression vectors for treatment of heart failure with reduced ejection fraction, which are relevant to our cardiomyopathy program. These applications were exclusively in-licensed from Temple University. We expect patents arising from these applications, when issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2035, absent any patent term adjustments or extensions.

Leukocyte Adhesion Deficiency

Our patent portfolio includes a granted patent in Russia and pending patent applications in the U.S., Europe, Japan, China and other countries with claims directed to transduction of allogeneic HSCT, which may be relevant to our LAD-I program. We expect any patents arising from these patent applications, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039, absent any patent term adjustments or extensions.

Fanconi Anemia

Our FA patent portfolio includes granted patents in Australia, Brazil, Israel, Japan, Mexico, South Korea, and Russia and pending applications in the U.S., Europe, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing FA complementation group genes and methods for using such vectors to provide gene therapy in mammalian cells for treating FA. These applications were exclusively in-licensed from CIEMAT, CIBER, FIISFJD, and FIBHNJS. We expect any patents in this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037, absent any patent term adjustments or extensions.

Pyruvate Kinase Deficiency

Our PKD patent portfolio includes granted patents in Europe, China, Hong Kong, Israel, Japan, Mexico, South Korea, Australia, India, Russia, Singapore, and the U.S. and pending patent applications in the U.S., Europe, Japan, China and other countries with claims directed to polynucleotide cassettes and expression vector compositions containing pyruvate kinase genes and methods for using such vectors to provide gene therapy in mammalian cells for treating pyruvate kinase deficiency. These applications are exclusively in-licensed from CIEMAT, CIBER, and FIISFJD. We expect any patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2038, absent any patent term adjustments or extensions.

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

Intellectual Property Litigation

On October 12, 2023, the Company filed an action in the U.S. District Court for the Southern District of New York against Lexeo, Kenneth Law, and Sonia Gutierrez, Case No. 23-cv-9000 (PKC). The litigation involved allegations by the Company of trade secret misappropriation and tortious interference, and counterclaims by Lexeo. In June 2025, the Company entered into a settlement agreement with Lexeo to resolve all claims in ongoing litigation between the parties. Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved fully, and without admission of liability by any party. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation.

For the year ended December 31, 2025, the gain or loss in connection with this settlement agreement was not material.

On December 31, 2024, the Company filed an action in the U.S. District Court for the District of Oregon against Brian C. Beard and Little Whiskers, LLC, Case No. 3:24-cv-02170-SI. The Company asserted claims for trade secret misappropriation and breach of contract. The Company entered into a settlement agreement with all defendants prior to filing any pleadings in response to the Company’s complaint, and the litigation was resolved.

Material Contracts

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

In consideration for the rights granted to us under the license agreement, we made an upfront payment to RGNX of $7.0 million which was expensed to research and development costs in the 2018 consolidated statement of operations. A fee of $2.0 million per additional vector would be due if we exercise our option right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of licensed products incorporating the licensed patents during the royalty term. If successful, we will be required to make milestone payments to RGNX of up to $13.0 million for each licensed product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, we shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a licensed product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. We must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. We paid a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first DD patient in 2019 and a $2.0 million license fee payment upon initiation of a Phase 2 pivotal trial in 2023. There were no additional milestones achieved or related payments made during the years ended December 31, 2025 and 2024.

License Agreement for BAG3 with Temple University

On December 1, 2022, we acquired Renovacor, including a license agreement for BAG3 with Temple University. The license agreement provides for royalties payable to Temple University in the low-single digits on net sales of licensed products during the royalty term. If successful, we will be required to make milestone payments to Temple University of up to approximately $19.3 million upon achievement of specific clinical development and regulatory milestones.

License Agreement for LAD-I with CIEMAT Group and UCLB

We entered into a license agreement in November 2017, effective September 2017, with CIEMAT Group and UCLB, (together, the “Licensors”), granting us worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, we are obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. We are responsible for prosecuting and maintaining the licensed patents at our expense, in cooperation with Licensors. We also have the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, we had a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. We are obligated to license (without charge) any improvements to the licensed intellectual property that we create to Licensors for non-commercial use.

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

We may terminate this agreement at any time by providing CIEMAT Group with 90 days’ advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

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

Manufacturing

Our gene therapy platform has two main components: the production of AAV and LV vectors and the target cell transduction process, which results in drug product. We commenced GMP manufacturing at our facility in Cranbury, New Jersey in 2022. We plan to supplement our own direct manufacturing capabilities with third-party manufacturers for our AAV programs. For our LV programs, we currently rely on third-party manufacturers to produce the plasmids, vectors, cell banks and final drug product for our clinical trials. We manage such production with our vendors on a purchase order basis in accordance with applicable master service and supply agreements. We have long-term agreements with these manufacturers. Whenever possible, we procure materials from redundant and multiple sources to mitigate risk. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternative suppliers. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they become registered. With respect to commercial production of our product candidates in the future, we plan to pursue multiple options including direct manufacturing as well as outsourcing production of the active pharmaceutical (drug substance) ingredients and final drug product manufacturing (drug product) to contract manufacturing organizations if these products are approved and registered for marketing authorization by the applicable regulatory bodies.

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

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the FDCA, and biologics under the Public Health Service Act, the regulations promulgated under both laws and other federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include, among other things, the imposition by the FDA of a clinical hold on trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties, or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, approval, manufacture, distribution and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate R&D activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, post-approval monitoring, advertising, promotion, sampling and import and export of our products. Our drug candidates must be approved by the FDA as biologics through the BLA process applicable to gene therapy product candidates, before they may be legally marketed in the U.S.

A BLA submission typically includes the results of non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling and other information relevant to the product’s intended indication. The FDA has 60 days from receipt of a BLA to conduct an initial review to determine if the BLA meets the minimum requirements for filing. FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. Once accepted for filing, FDA reviews a BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, has an acceptable purity profile, and whether the product is being manufactured in accordance with current Good Manufacturing Practices, or cGMP. Under the Prescription Drug User Fee Act, or PDUFA, FDA has agreed to complete its initial review of new BLAs within ten months from the filing date, or six months from the filing date for a priority review, which are referred to as PDUFA Goal Dates. A PDUFA Goal Date may be extended by the FDA for three additional months in certain circumstances.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to ensure compliance with Good Clinical Practices, or GCP. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the applicable parts of the current Good Tissue Practices, or cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA.

BLA applicants typically must conduct one or more human clinical trials to demonstrate that their biological product is safe and effective for its intended uses. Prior to conducting clinical trials, a BLA applicant must conduct preclinical studies, such as animal and laboratory testing, to support an Investigational New Drug application, or IND, to the FDA seeking authorization to conduct the necessary clinical trials. Clinical trials conducted in foreign countries do not require an IND and data from such trials may be submitted in a BLA provided the study meets GCP requirements. Once submitted, an IND becomes effective 30 days after submission unless FDA imposes a clinical hold. FDA may also impose a clinical hold on a trial while an IND is in effect. For example, on May 23, 2025, FDA placed a clinical hold on our ongoing trial in Danon Disease for the RP-A501 product after we reported a trial subject death to the FDA. After a complete investigation and revisions to the clinical trial protocol to address the potential risks, FDA lifted the clinical hold on August 20, 2025.

Certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of local institutional biosafety committees, or IBCs, as set forth in the National Institutes for Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Further, an independent Institutional Review Board, or IRB, at each study site must review and approve the clinical trial before it commences at that site to ensure that informed consent is obtained from each trial subject and to otherwise protect trial subject welfare. FDA, an IRB, or the sponsor, may suspend or terminate a clinical trial at any time due to concerns over unacceptable health risks or lack of compliance with FDA requirements. Additionally, some clinical trials are overseen by an independent data safety monitoring board or committee. This group reviews limited trial data at designated timepoints and may recommend halting the trial if it determines that there is an unacceptable safety risk or an unlikely demonstration of efficacy.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols for the data to be acceptable to FDA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Clinical trials may not be successful within any specified period, or at all. Government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

After the FDA completes its review, it will either approve the BLA or issue a complete response letter, or CRL, setting forth deficiencies that must be remedied and submitted to FDA in a resubmission before the BLA may be approved. FDA has committed to reviewing resubmissions in two to six months depending on the type of information included. FDA issued a CRL for our KRESLADI BLA for certain chemistry and manufacturing deficiencies. We responded to the CRL with a resubmission to the BLA that FDA accepted in October 2025. FDA has assigned a new PDUFA Goal Date of March 28,2026 for the KRESLADI BLA. The FDA may refer applications for novel drug products or drug products that present difficult issues to an advisory committee. The FDA is not bound by the recommendations of such a committee but it considers such recommendations carefully when making decisions.

Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information for publication on a public website. Sponsors are also obligated to disclose the results of their clinical trials after completion; however, disclosure of the results can be delayed until the new product or new indication has been approved up to a maximum of two years. Competitors may use this publicly available information to gain knowledge regarding the progress of our development programs.

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

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous Risk Evaluation and Mitigation Strategy plans called REMS, restrictions on distribution or use, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including safety labeling or imposition of a REMS, the requirement to conduct post-market studies or clinical trials or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Patent Term Extension

Under U.S. patent laws, a portion of a product’s patent term that was lost during clinical development and regulatory review by the FDA may be restored by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, provided that the sponsor acted with diligence. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market Exclusivity

The Biologics Price Competition and Innovation Act, or the BPCIA, created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-approved reference biological product, so called biosimilars.

Approved biological products may receive exclusivity that blocks the submission or approval of a biosimilar application that references the approved product. Specifically, the FDA will not accept a biosimilar application until four years after the date of first licensure of the applicable reference product, and FDA will not approve a biosimilar application until twelve years after the date of first licensure of the reference product.

In addition, under the Orphan Drug Act, FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or where there is no reasonable expectation that the sales of the product will cover the cost of its development. Orphan product designation must be requested before submitting a BLA and once granted is disclosed publicly by FDA. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product with an orphan designation is the first to receive FDA approval for the designated disease or condition, the product is entitled to orphan product exclusivity, meaning that FDA may not approve the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority or an inability to supply sufficient quantities of the drug to meet the patient needs. Competitors, however, may receive approval of different products for the same orphan indication, or the same product for a different indication, during the exclusivity period. Orphan medicinal product status in the EU has similar, but not identical, benefits.

Pediatric exclusivity is another type of exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. For biologic products like our candidates, a grant of pediatric exclusivity could extend orphan exclusivity to 7.5 years instead of 7 years.

Rare Pediatric Disease Designation and Priority Review Vouchers

The FDCA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease.” The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. If a PRV is received, it may be sold or transferred an unlimited number of times.

Expedited Development and Review Programs

FDA is authorized to expedite BLA reviews in several ways. Under the Fast Track program, a sponsor may request FDA to designate a product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Biologic products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with FDA, FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review. We have received Fast Track designation for our RP-A501, RP-L102, RP-L201, and RP-L301 product candidates.

Another expedited review program is the regenerative medicine advanced therapy, or RMAT designation. To qualify for RMAT designation, the product candidate must be a regenerative medicine therapy that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition for which there is preliminary clinical evidence indicating that the product has the potential to address unmet medical needs for such disease or condition. We have received RMAT designations for several of our gene therapy product candidates, including RP-A601 for PKP-2 arrhythmogenic cardiomyopathy in July 2025. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.

A product candidate including one that received Fast Track or RMAT designation is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness for a serious condition compared to available therapies. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

Additionally, a biologic product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit. As a condition of an accelerated approval, FDA may require the sponsor to perform post-marketing clinical trials to confirm efficacy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Fast Track and RMAT designations, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements.

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

In the U.S., once a product is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP, including any manufacturing activities performed by contractors. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Additionally, manufacturers and other parties involved in the supply chain for prescription drug products must comply with certain product tracking, tracing and notification requirements. Accordingly, manufacturers must continue to expend time, money, and effort to maintain regulatory compliance. The discovery of violative conditions after launching a product, including failure to conform to cGMP, could result in enforcement actions interrupting operations, including, among other things, recall, withdrawal of the product from the market, or refusal of importation. In addition, the manufacturer and/or holder of an approved BLA is subject to annual PDUFA program fees that typically increase annually.

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

The Federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, in cash or in kind, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

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

There are also an increasing number of federal and state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, there are federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. In addition, a similar federal requirement under the Physician Payments Sunshine Act requires certain manufacturers to track and report to the federal government certain payments provided to physicians, certain non-physician providers, and teaching hospitals made in the previous calendar year, as well as certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and their immediate family members. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain types of individuals and organizations. Although we will not likely be a “covered entity” under this law, our customers may require us to become a “business associate” to them for various purposes, which will require that we make ourselves amenable to lawsuits by state attorneys general for any data breaches we may incur. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. President Trump issued an executive order on May 12, 2025 directing multiple federal agencies to take actions to compel drug manufacturers to lower drug prices in the US to the level of other developed nations. This order also orders the Health and Human Services Secretary to facilitate direct to consumer purchasing by manufacturers. A number of manufacturers have entered into agreements with the Trump Administration to effectuate these dictates, generally in exchange for relief from proposed tariffs on their pharmaceutical products.

President Trump’s order is separate from the Inflation Reduction Act, enacted on August 16, 2022, which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the Inflation Reduction Act has occurred, but the results of its impact on the market for drugs, including our products, remains uncertain.

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

European Union Drug Review and Approval

Clinical Trial Approval

In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion in accordance with the laws of the Member State(s) concerned. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure through the EU CTIS via a single-entry point (instead of submitting applications for a multi-jurisdictional trial with several sites separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications for pan European, multi-site trials together, via the EU CTIS portal.

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

Marketing Authorization

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization. There are two types of marketing authorizations: (1) the centralized authorization, which is issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, a body of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein); and (2) national marketing authorizations, which is issued by the competent authorities of the Member States of the EU and only authorize marketing in that Member State’s national territory and not the EEA as a whole, including the harmonized issuance of marketing authorizations in several Member States upon the initial application (“Decentralized Procedure”) or subsequently after the issuance of the initial national marketing authorization (“Mutual Recognition Procedure”) in accordance with the procedures set forth in Directive 2001/83/EC.

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

National marketing authorizations are for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this marketing authorization can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an authorization is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). If the RMS proposes to authorize the product, and the other Member States do not raise objections, the product is granted a national marketing authorization in all the Member States where the authorization was sought. Harmonization throughout all concerned Member States is achieved through procedures set forth in various EU directives and regulations, including Directive 2001/83/EC, e.g. in cases of differences on the assessment between the relevant authorities of Member States.

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

There is no guarantee that a product will be considered to be an innovative medicinal product. Even if a product is considered to be an innovative medicinal product and qualifies for the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials. Following the expiry of regulatory exclusivity for a product (or if a product does not qualify for regulatory exclusivity), a generic or biosimilar version of the applicable product may be authorized and marketed in the EU. Therefore, we would need to rely upon enforcement of any surviving European patents covering the applicable product to protect against generic competition in the EU.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020. The EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations.

The MHRA in the U.K. established the Innovative Licensing and Access Pathway (“ILAP”), which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in the ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. Once an Innovation Passport has been granted, the next step in the pathway is the preparation of a target development profile (“TDP”) document by the MHRA and the U.K.’s health technology assessment agencies. The TDP sets out the regulatory and development milestones, identifies potential issues and creates a roadmap to achieving early patient access in the U.K. The TDP also gives access to a toolkit where a number of tools can be selected as needed for a particular medicine or stage of development. These tools include rolling review of an MAA, whereby data can be submitted for review on a rolling basis as it becomes available.

On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

On February 27, 2023, the U.K. government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol (which previously applied in Northern Ireland, but not in Great Britain), including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. Government and the EU will enact legislative measures to enact it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

As of January 1, 2025, the MHRA has been responsible for approving all medicines intended to be marketed in the U.K., and the EMA is no longer be involved in approving medicines intended for sale in Northern Ireland.

Human Capital

As of December 31, 2025, we had 202 full-time employees, of whom 195 were located in the U.S., 6 in Spain, and 1 in Italy. Of these employees, 150 were primarily engaged in research and development activities and 52 were primarily engaged in general and administrative activities. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Corporate Information

We were incorporated in Delaware in 1999 as Inotek Pharmaceuticals Corporation (“Inotek”). In January 2018, Inotek merged with Rocket Pharmaceuticals, Ltd. and changed its name to Rocket Pharmaceuticals, Inc. Our principal executive offices are located at 9 Cedarbrook Drive, Cranbury, NJ 08512, and our telephone number is (609) 659-8001. Our internet address is www.rocketpharma.com. We use our website as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC. Our common stock is listed on the NASDAQ Global Market under the symbol “RCKT.”

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

Our strategic restructuring may not result in the savings we anticipate, could result in total costs and expenses that are greater than expected and could disrupt our operations

On July 23, 2025, the Company began implementation of a strategic corporate reorganization and pipeline prioritization aimed at maximizing near-term value, extending operational runway into the second quarter of 2027, and positioning the company for sustained long-term growth. The restructuring and reprioritization initiative focuses Rocket's resources on the AAV cardiovascular platform, comprised of clinical programs in DD, PKP2-ACM, and BAG3-DCM, as well as KRESLADI™ for severe LAD-I. As a result of the reprioritization, we are reliant on fewer drug candidates, which concentrates the risk to our business, financial condition, results of operations and prospects if we fail to achieve commercialization of any one of our drug candidate programs.

As part of the restructuring, the Company implemented a RIF of approximately 30% of its total workforce, which, along with other planned cost-saving initiatives, is expected to reduce the Company’s 12-month operating expenses by approximately 25%.

While the reorganization is intended to streamline operations, improve capital efficiency, and extend the Company’s cash runway, we may not realize, in full or in part, the anticipated benefits, savings and improvements from our restructuring and RIF due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected. The reduction in force and related organizational changes may also result in near-term disruption to the Company’s operations, loss of institutional knowledge, or diminished employee morale, which could adversely impact productivity and the Company’s ability to execute on key initiatives. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. In addition, the RIF could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. The RIF could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing, if approved, our product candidates.

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

We have incurred net losses since our inception. We incurred net losses of $223.1 million and $258.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.44 billion. Substantially all our operating losses have resulted from costs incurred in connection with our R&D programs, buildout of our manufacturing capabilities and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we intend to continue to conduct R&D, clinical trials, regulatory compliance activities, and internal and external manufacturing activities. If any of our product candidates are approved, sales and marketing activities, together with anticipated G&A expenses, would likely result in us continuing to incur significant losses for the foreseeable future.

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

Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal net operating losses generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our net operating loss or tax credit carryforwards. Additionally, new tax laws could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act or other recently enacted legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the Coronavirus Aid Relief Economic Security Act (the “CARES Act”), legislation enacted on July 4, 2025 commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, the OBBBA or future reform legislation could limit our ability to utilize our NOLs or increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

In addition, the OBBBA modified the rules governing bonus depreciation for qualifying assets placed in service after January 19, 2025, and the deductibility of research and experimental expenditures by permitting immediate expensing of certain domestic research costs beginning after December 31, 2024, while retaining amortization requirements for certain foreign research costs. These changes may increase the amount of net operating losses generated in the near term but reduce deductions available in future periods, which could affect the timing and extent to which we are able to utilize our net operating loss and research and development tax credit carryforwards. The application of these provisions, including their interaction with other limitations on the use of net operating losses and tax credits, remain subject to guidance from the IRS. We will continue to monitor and evaluate the impact of the legislative changes as more guidance becomes available.

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

We expect to require substantial future capital in order to expand our gene therapy platforms, advance preclinical and clinical development for our current product candidates and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical and clinical activities. Also, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, limit or terminate our product development efforts or other operations. Furthermore, to the extent we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, recent volatility in capital markets, rising interest rates and lower market prices for our securities may affect our ability to access new capital on terms favorable to us, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash, cash equivalents and investments were $188.9 million. Our future capital requirements will depend on numerous factors, many of which are outside of our control. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory and marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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
•
absence in some countries of established groups with sufficient regulatory expertise for review of AAV and LV gene therapy protocols;
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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction soon after administration which could substantially limit the effectiveness and durability of the treatment. If certain side effects are observed in testing of our potential product candidates, we may decide or be required to halt or delay further clinical development of our product candidates. The FDA or other regulatory authorities may require us to halt or delay clinical development of our product candidates for reasons unrelated to new drug-related safety events being observed. For example, in May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 for DD each experienced an unexpected SAE. The SAEs involved clinical complications related to a capillary leak syndrome and were followed by a systemic infection and multi-organ damage, ultimately leading to one of the patient’s deaths. As a result, we voluntarily paused further Phase 2 study dosing in the U.S. and EU, and the FDA subsequently placed the trial on clinical hold to allow for further evaluation, which was lifted in August 2025 after the investigation traced the unexpected SAEs to a protocol amendment that added a C3 inhibitor to the immunomodulatory regimen.

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

The clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, relatively few gene and cell therapy products have received marketing authorization in the U.S. or the EU. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the U.S., the EU or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects could be materially harmed.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, FDA may require us to perform additional nonclinical studies or clinical trials that may increase our development costs and delay or prevent approval and commercialization of our gene therapy product candidates or lead to significant post-approval limitations or restrictions. We cannot be certain whether future changes in FDA policy will adversely impact our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug (or “similar medicinal product” in the EEA) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), or if in the EU a “similar medicinal product” is approved before we obtain a market authorizations for our product, we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the U.S. and 10 years in the EU. The exclusivity period in the EU may be extended by an additional two years if the applicant enjoys the incentives and rewards granted for including the results of additional pediatric studies in its product information. On the other hand, the exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, such designation is revoked by the sponsor or expires, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

A company may request RMAT designation of its product candidate, and FDA may grant such designation if the product is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination of such products for which preliminary clinical evidence indicates it has the potential to address unmet medical needs to treat, modify, reverse, or cure a serious or life-threatening disease or condition. We have received RMAT designation for RP-A501 for DD, RP-L102 for FA, RP-L201 for LAD-I and RP-L301 for PKD. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval.

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

The FDA has broad discretion whether or not to grant Fast Track or RMAT designation, and the EMA has broad discretion whether or not to grant PRIME designation, so even if we believe a particular product candidate is eligible for such designations, there can be no assurance that the FDA or EMA would decide to grant it. Even if we receive Fast Track, RMAT or PRIME designation, we may not experience a faster development process, review or approval compared to conventional development, review, and approval timelines, and receiving a Fast Track, RMAT or PRIME designation does not change the standards for the product approval. In addition, the FDA may withdraw Fast Track or RMAT designation and the EMA may revoke PRIME designation if it believes that the designation is no longer supported by data from our clinical development program.

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

A product may be eligible for accelerated approval by the FDA if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may impose specific obligations with defined timelines, including to perform confirmatory clinical trials with due diligence. If the FDA or the EMA do not approve our product candidates for which we seek accelerated approval or conditional approval, but instead require the completion of a full Phase 3 clinical trial or trials prior to the filing of marketing applications, the development and commercialization timeline of such product candidates will be delayed. Even if we do receive accelerated approval or conditional approval, we may not ultimately receive full approval from the regulatory agencies. The additional data generated through post-marketing clinical trials may not confirm that the benefit-risk balance of any of our product candidates that receive accelerated approval is positive or the burden to further complete the obligations may become too high. Additionally, the FDA may withdraw approvals when holders of accelerated approvals fail to comply with post-approval clinical study requirements.

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

We have received rare pediatric disease designation for RP-A501 for DD, RP-L102 for FA, and RP-L201 for LAD-I. Designation of a biological product as a product for a rare pediatric disease does not guarantee that a BLA for such biological product will meet the eligibility criteria for a rare pediatric disease PRV. The FDA may determine that a BLA for any such product candidates, if approved, does not meet the eligibility criteria for a PRV.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or other labeling changes. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. Regulatory authorities may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or equivalent requirement. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects.

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

In addition, the FDA’s policies, and those of comparable foreign regulatory authorities, may change and additional government laws or regulations may be enacted that could prevent, limit or delay the marketing of our approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval which we may have obtained and we may not achieve or sustain profitability, which would materially harm our business, financial condition, results of operations and prospects.

If approved, our product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and has yet to be applied to gene therapy products, as a result, its ultimate impact, implementation, and meaning to our products are all subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our products to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our gene therapy reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the CCPA of 2018 as amended by the California Privacy Rights Act effective January 1, 2023), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

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

We currently have development, manufacturing, and testing agreements with third parties to manufacture supplies of certain of our product candidates. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, public health crises such as pandemics and epidemics, disruption in utility services, human error or disruptions in the operations of suppliers. We have limited manufacturing experience in-house and there can be no assurance that we will be able to manufacture products at the scale our business may require without third-parties.

Our product candidates require processing steps that are more complex than those required for small molecule pharmaceuticals. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of certain of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities and we may need to find alternatives, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our primary focus is on our R&D activities and the clinical testing and commercialization of our product candidates, and we anticipate that we will remain principally engaged in these activities for an indeterminate, but substantial, period. R&D was our most significant operating expense for the year ended December 31, 2025. R&D activities, including the conduct of clinical studies, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual R&D costs, therefore, could significantly exceed budgeted amounts and estimated timeframes may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our R&D efforts and our business could ultimately suffer.

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

We are actively exploring external partnership options and strategic opportunities with respect to our FA and PKD programs. We may not be able to find suitable partners for these programs and, if so, may be required to take charges related to such programs.If we are unable to reach agreements with suitable licensees or collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay our development program, delay our potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to independently fund development or commercialization activities, we may need to obtain additional expertise and additional capital, which may not be available on acceptable terms or at all. If we fail to enter into collaboration arrangements and do not have sufficient funds or expertise to undertake necessary development and commercialization activities, we may not be able to further develop our product candidates and our business, financial condition, results of operations and prospects may be materially harmed.

Disruptions at the FDA and other government agencies caused by funding shortages, Executive Orders, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Recent Executive Orders issued by President Trump have significantly reduced the federal workforce, including at the FDA, and could adversely affect FDA’s ability to attract and retain qualified scientific reviewers which could result in longer review times for our marketing applications. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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

If we or our licensors breach any of the agreements under which we license intellectual property relating to the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates and our manufacturing technology, which depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. We and our licensors have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to many of our novel technologies and product candidates that are important to our business and may continue to do so.

The patent prosecution process is expensive, time-consuming and complex. Certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product candidates may expire prior to commercial launch of our products; though we can mitigate this risk by pursuing and receiving 10 years Biologics regulatory exclusivity from the FDA, which would grant protection in later years where patent expiration may not exist. It is possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection, in part because the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. Additionally, our patent protection could be reduced or eliminated as a result of our non-compliance with various procedural, document submission, fee payment and other requirements.

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

On October 12, 2023, we filed an action against Lexeo, Kenneth Law, and Sonia Gutierrez asserting claims for trade secret misappropriation, breach of contract, tortious interference with contract, and unjust enrichment. Subsequently, on August 28, 2024, Lexeo asserted counterclaims against Rocket that included, inter alia, an allegation of correction of inventorship of Rocket’s issued patent, US Patent No. 11,883,506. In June 2025, the Company entered into a settlement agreement with Lexeo to resolve all claims in ongoing litigation between the parties in the United States District Court for the Southern District of New York. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation. See section titled “Business — Intellectual Property — Intellectual Property Litigation.”

Risks Related to Personnel and Expansion of our Company

Risks Related to our Personnel

Our business could suffer if it loses the services of, or fails to attract, key personnel.

We are highly dependent upon the efforts of our senior management, including our Chief Executive Officer, Gaurav Shah, MD; our President and Chief Operating Officer, Chris Stevens; our General Counsel, Chief Corporate Officer and Principal Financial Officer, Martin Wilson; our Chief Medical Officer, Syed Rizvi, MD; our Chief Commercial and Medical Affairs Officer, Sarbani Chaudhuri; our Chief Science and Gene Therapy Officer, Jonathan Schwartz, MD; and our Senior Vice President, Head of External Affairs, Meg E. Dodge. The loss of the services of these individuals and other members of our senior management could delay or prevent the achievement of research, development, marketing, or product commercialization objectives. Our employment arrangements with the key personnel are “at-will.” We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our operations, and we may be unsuccessful in attracting and retaining these personnel.

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

We may be, and to the extent we commercialize our product candidates outside the U.S., expect to be subject to various risks associated with operating internationally in addition to those discussed elsewhere in this section, including:

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

If securities analysts publish negative evaluations of our stock, the price of our stock could decline.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

RTW, in the aggregate, beneficially owns approximately 16.8% of our outstanding shares of common stock. This concentration of voting power gives RTW the power to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, RTW could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, NASDAQ or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.

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

Item 1B. Unresolved SEC Comments

None.

Item 1C. Cybersecurity

The Company operates a robust, enterprise-wide cybersecurity risk management program that proactively identifies, assesses, and mitigates cybersecurity threats. Fully integrated into the Company’s broader risk management framework, the program safeguards both our internal technology environment and our external operating ecosystem while focusing on readiness to effectively respond to emerging risks.

The Company’s cybersecurity risk management program is grounded in leading industry standards and best practices. We engage an independent third party to conduct an annual assessment of our program, ensuring continued rigor and alignment with evolving threats. Our global Cyber Security Operations Center (SOC) provides continuous monitoring, coordinating investigations and remediation efforts across the enterprise. To further strengthen our readiness, we are expanding our incident response capabilities through structured drills and tabletop exercises with key support teams. Our cybersecurity framework incorporates a comprehensive set of administrative, physical, procedural, and technical controls designed to safeguard the organization’s systems and data.

The Head of Information Technology currently serves as the Company’s Chief Information Security Officer (CISO) and is accountable for the development, implementation, and oversight of the Company’s cybersecurity risk management program, including regular reporting to the Board and senior management. The CISO brings more than twenty years of cybersecurity leadership experience, supported by a security organization with advanced expertise and industry-recognized credentials, including the Certified Information Systems Security Professional and Certified Information Systems Audit credential. Cybersecurity is recognized as an enterprise-wide responsibility. The Company conducts periodic management-level simulations and tabletop exercises, leveraging external experts as appropriate, to enhance organizational readiness. All employees complete mandatory annual cybersecurity training and have access to ongoing educational opportunities through digital and live programs. Employees in sensitive or technical roles receive additional, documented role-based training aligned with our quality management system. The Company fosters a security-aware culture across the workforce, recognizing that employee vigilance is essential to defending against cyber threats and strengthening our overall cybersecurity posture.

The CISO oversees the continuous monitoring and evaluation of the Company’s cybersecurity risk management program and regularly advises senior leadership on the prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity team brings decades of global experience in selecting, deploying, and managing advanced security technologies and processes. Their work is informed by real-time threat intelligence from governmental, public, and private sources, as well as insights from external cybersecurity consultants. The Company is strengthening oversight of third-party providers through enhanced due diligence for new vendors, continuous monitoring practices, and regular engagement with vendor personnel. All third-party partners are re-evaluated at defined intervals as part of our supplier qualification program to ensure alignment with the Company’s cybersecurity expectations.

The Audit Committee, together with the Company’s General Counsel, Chief Corporate Officer and Principal Financial Officer, provides oversight of the Company’s cybersecurity risk exposures and the measures management implements to monitor and mitigate those risks. The cybersecurity team informs the Audit Committee and senior management on the performance and effectiveness of the Company’s cyber risk management program, typically on a quarterly basis. In addition, the Board of Directors reviews cybersecurity risks at least annually as part of the Company’s broader corporate risk mapping process.

To date, the Company has not experienced any material cybersecurity incidents, and, to the best of our knowledge, no cybersecurity event has had a material impact on our business strategy, operating results, or financial condition. We continue to invest in advanced cybersecurity capabilities, infrastructure resilience, and strengthen internal controls to protect our systems, data, and information assets. For further discussion of risks related to cybersecurity threats, see “Risk Factors.”

Item 2. Properties

Corporate Headquarters, R&D and cGMP Manufacturing Facility and Office Space

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

Item 3. Legal Proceedings

In June 2025, the Company entered into a settlement agreement with Lexeo to resolve all claims in ongoing litigation between the parties in the United States District Court for the Southern District of New York. The litigation involved allegations by the Company of trade secret misappropriation and tortious interference, and counterclaims by Lexeo including correction of inventorship, breach of contract, and trade secret misappropriation. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation.

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved fully, and without admission of liability by any party. For the year ended December 31, 2025, the settlement was not material.

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:35-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned In re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, is brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claim that the lawsuit arises from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. Among other things, Plaintiffs allege that Defendants failed to disclose certain SAEs that impacted patients during the Phase 2 clinical trial and the introduction of a C3 inhibitor to the trial’s protocol and that Defendants purportedly lacked a viable trial design that could safely and effectively dose patients while managing the risk of serious adverse events. According to Plaintiffs, Rocket’s stock price was inflated as a result of these purported misstatements and omissions. We intend to vigorously defend against the consolidated amended complaint’s allegations. On January 30, 2026, the Company filed motions to dismiss the consolidated amended complaint. The Plaintiffs response to the Company’s motions to dismiss are due on April 1, 2026 and the Defendants reply thereto is due on May 16, 2026. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

A putative derivative action was filed on October 22, 2025 in the District of New Jersey, naming as Defendants certain of our officers and present or former directors of the Company. The Complaint (which names the Company as a nominal defendant) alleges that the Defendants engaged in wrongful conduct during the period from September 17, 2024 through May 26, 2025. The allegations in the complaint largely parallel the allegations made in the previously filed putative securities class action complaints, with some additional allegations regarding a supposed lack of internal controls and purported insider trading. The Complaint seeks declaratory relief, an award of damages to the Company, an order directing the Company and the individual defendants to institute certain requested corporate governance reforms, restitution from the individual defendants, and costs and disbursements related to the lawsuit. The parties agreed to stay all proceedings in the putative derivative action until any motions to dismiss the putative securities class action are resolved, and on December 22, 2025, the Court approved the parties’ stipulation to that effect. We intend to vigorously defend the litigation. The Company will pay the legal fees related to the putative derivative action against the Company’s officers and directors. Given the nature of the litigation, including the fact that the litigation is in its early stages, the Company is unable to predict the ultimate outcome of the litigation or estimate the range of potential loss, if any.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “RCKT”. On February 20, 2026, the last reported sale price for our common stock on the Nasdaq Global Market was $3.78 per share.

Stockholders

As of February 20, 2026, there were 33 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2025.

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

Introduction

We are a fully integrated, late-stage biotechnology company focused on the development, manufacturing, and potential commercialization of genetic therapies for rare and often fatal diseases with a high unmet medical need. Our innovative multi-platform approach allows for the creation of best-in-class gene therapy product candidates aimed at correcting the root cause of complex genetic disorders, spanning across cardiac and hematologic indications, offering the potential for transformative and durable clinical benefits. Rocket’s platform is supported by in-house R&D capabilities and current cGMP facilities that enable end-to-end control over clinical production and scale-up for commercialization.

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

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization designed to maximize near-term value, extend our operational runway, and position the Company for sustained long-term growth. This initiative focuses our resources on advancing our AAV cardiovascular gene therapy platform and supporting the submission of our responses to the FDA’s CRL for KRESLADI™. The program contemplates a scaled commercial effort tailored to the exceptionally small patient population affected by this ultra-rare indication. As part of this strategic realignment, we are also de-prioritizing further development activities related to our FA and PKD programs. As part of the restructuring, the Company implemented a reduction in the workforce of approximately 30%, which, along with other planned cost-saving initiatives, is expected to reduce Rocket’s 12-month operating expenses by approximately 25%.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring, or discovering product candidates and securing related intellectual property rights, conducting discovery, R&D activities for our product candidates and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2025, we raised net cash proceeds of approximately $1.2 billion from investors through both equity and convertible debt financing to fund operating activities.

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

We recognize external development costs based on contractual payment schedules aligned with program activities, invoices for work incurred, and milestones that correspond with costs incurred by the third parties. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses.

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

The following table presents R&D expenses, in thousands, tracked on a program-by-program basis as well as by type and nature of our expense for our product candidates for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Direct Expenses:
Danon Disease (AAV) RP-A501	$16,510	$23,677
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	6,997	6,595
Leukocyte Adhesion Deficiency (LV) RP-L201	10,931	14,376
Fanconi Anemia (LV) RP-L102	16,707	17,749
Pyruvate Kinase Deficiency (LV) RP-L301	2,770	9,145
Other product candidates	4,053	9,768
Total direct expenses	57,968	81,310
Unallocated Expenses:
Employee compensation	47,484	49,040
Stock-based compensation expense	16,690	18,784
Depreciation and amortization expense	6,303	6,023
Laboratory and related expenses	4,455	5,170
Professional fees	4,119	4,831
Other expenses	4,996	6,086
Total other research and development expenses	84,047	89,934
Total research and development expense	$142,015	$171,244

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

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.2 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Interest Expense

Interest expense in 2025 and 2024 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the year ended December 31, 2025, was related to interest earned from investments and cash equivalents. Interest and other income for the year ended December 31, 2024, was related to interest earned from investments and cash equivalents and change in fair value of warrant liability.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	For the Years Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$142,015	$171,244	$(29,229)
General and administrative	86,501	101,961	(15,460)
Restructuring	3,231	-	3,231
Total operating expenses	231,747	273,205	(41,458)
Loss from operations	(231,747)	(273,205)	41,458
Interest expense	(1,891)	(1,886)	(5)
Interest and other income, net	3,218	8,267	(5,049)
Accretion of discount on investments, net	7,297	8,078	(781)
Total other income, net	8,624	14,459	(5,835)
Net loss	$(223,123)	$(258,746)	$35,623

Research and Development Expenses

R&D expenses decreased $29.2 million to $142.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in R&D expenses was primarily driven by decreases in manufacturing development and direct material costs of $10.8 million, professional fees of $7.0 million, lab supplies and office expense of $4.4 million, stock based and other compensation and benefit expenses of $3.7 million, and clinical trial expenses of $2.7 million. Reflected in the decrease in R&D expenses was the receipt of $2.7 million of CIRM grant recorded as a reduction of R&D expenses in the first quarter of 2025.

General and Administrative Expenses

G&A expenses decreased $15.5 million to $86.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in G&A expenses was primarily driven by decreases in commercial preparation-related expenses of $11.5 million from declining payroll and commercial launch services and stock based and other compensation and benefit expenses of $5.4 million. The decrease in G&A expenses was partially offset by increases in legal expenses of $1.4 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.2 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income, decreased by $5.8 million to $8.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in other income was primarily driven by a decrease in interest and other income, net, of $5.0 million due to a decrease in interest earned on investments due to lower investment balance and interest rates year over year and a decrease in fair value of warrant liabilities in 2024 of $1.9 million, and a decrease in accretion of discount on investments, net, of $0.8 million.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net losses and negative cash flows from its operations each year since inception. We have incurred net losses of $223.1 million and $258.7 million for the years ended December 31, 2025, and 2024, respectively. We have experienced negative cash flows from operations of 190.0 million and $209.7 million for the years ended December 31, 2025 and 2024, respectively, and have an accumulated deficit of $1.44 billion as of December 31, 2025. As of December 31, 2025, we had $188.9 million of cash, cash equivalents and investments. We believe that in accordance with the current operating plan, which reflects a strategic corporate reorganization and reprioritization announced in July 2025, such resources will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have financed our operations primarily through proceeds from the sale of equity securities and continue to manage our capital resources with discipline and a focus on long-term sustainability.

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. As of December 31, 2025, the Company has received RP-A501 grants of $5.0 million from CIRM.

In the longer term, our future viability is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. We may also raise capital through the sale of priority review vouchers to third parties. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Twelve Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(190,014)	$(209,724)
Net cash provided by investing activities	103,767	131,706
Net cash provided by financing activities	148	185,739
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86,099)	$107,721

Operating Activities

During the year ended December 31, 2025, operating activities used $190.0 million of cash and cash equivalents, primarily resulting from our net loss of $223.1 million offset by net non-cash charges of $41.4 million, including non-cash stock-based compensation expense of $37.1 million, depreciation, amortization expense of $11.0 million and impairment of right of use asset of $0.3 million, partially offset by accretion of discount on investments of $7.0 million. Changes in our operating assets and liabilities for the year ended December 31, 2025 included a decrease in accounts payable and accrued expenses of $10.4 million and a decrease in our prepaid expenses and other assets of $2.1 million.

During the year ended December 31, 2024, operating activities used $209.7 million of cash and cash equivalents, primarily resulting from our net loss of $258.7 million offset by net non-cash charges of $43.3 million, including non-cash stock-based compensation expense of $43.9 million, depreciation and amortization expense of $9.4 million, partially offset by accretion of discount on investments of $8.1 million and change in fair value of warrant liabilities of $1.9 million. Changes in our operating assets and liabilities for the year ended December 31, 2024, included an increase in accounts payable and accrued expenses of $6.1 million and an increase in our prepaid expenses and other assets of $0.7 million.

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $103.8 million, primarily resulting from proceeds of $380.8 million from the maturities of investments, offset by purchases of investments of $276.6 million, and purchases of property and equipment of $0.4 million.

During the year ended December 31, 2024, net cash provided by investing activities was $131.7 million, primarily resulting from proceeds of $383.5 million from the maturities of investments, offset by purchases of investments of $245.9 million, and purchases of property and equipment of $5.9 million.

Financing Activities

During year ended December 31, 2025, net cash provided by financing activities was $0.1 million of cash, consisting of return of short-swing profits of $0.2 million partially offset by repurchase of RSUs of $0.1 million.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE after which the FDA placed a clinical hold on the trial to allow for further evaluation. In response to the unexpected SAEs, the Company performed a quantitative assessment of its goodwill and determined that there was no impairment at June 30, 2025. The clinical hold on the trial was subsequently lifted by the FDA after the Company satisfactorily addressed issues outlined in the clinical hold.

The Company performed qualitative annual assessments of its goodwill and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit as of and for the years ended December 31, 2025 and 2024. As a result, the Company determined that there was no goodwill impairment for the years ended December 31, 2025 and 2024.

Intangible Assets

Intangible assets consists of IPR&D assets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount. The annual impairment assessment for the IPR&D asset was performed as of December 1, 2025 and 2024. No impairment of the IPR&D asset was recorded for the years ended December 31, 2025 and 2024.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of December 31, 2025

ASU 2024-03: Disaggregation of Income Statement Expenses (DISE). This update requires disaggregated disclosure of income statement expenses. This update is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

ASU 2025-10: Government Grants Topic 832. This update adds guidance on the recognition, measurement and presentation of government grants. This update is effective for fiscal years beginning after December 15, 2028. The Company is evaluating the effect that ASU 2025-10 will have on its financial statements and disclosures.

ASU 2025-11: Interim Reporting Topic 270. This update is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This update is effective for fiscal years beginning after December 15, 2027. The Company is evaluating the effect that ASU 2025-11 will have on its disclosures.

Accounting Pronouncements Adopted as of December 31, 2025

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively with all the revised disclosures for 2025 and 2024 presented. The impact of the new ASU was limited to the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officers, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO 2013 framework.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III. — OTHER INFORMATION

Item 10. Directors, Executive Officers, and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Nominees for Election as Directors,” “Information about Our Executive Officers,” “Information about the Board and Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

10.10#

Form of Indemnification Agreement, entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

10.11#

Form of Indemnification Agreement, entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

10.12#

Severance and Change in Control Policy, effective as of February 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 9, 2023)

10.13#

Form of Proprietary Information, Inventions and Non-Solicitation/Non-Competition Agreement, entered into between the Company and its officers (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2024)

10.14†

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

10.19

Assignment, Assumption and Amended & Restated Warrant Agreement, dated January 16, 2023, by and among Rocket Pharmaceuticals, Inc., Zebrafish Merger Sub II, LLC, as successor to Renovacor, Inc., and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (001-36829), filed with the SEC on February 24, 2023)

10.20#

Rocket Pharmaceuticals, Inc. General Compensation Clawback Policy (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2024)

10.21#

Executive Employment Agreement, dated April 7, 2025, by and between the registrant and Sarbani Chaudhuri (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on May 8, 2025)

10.22#

Separation and Release Agreement, dated as of September 11, 2025, by and between Rocket Pharmaceuticals, Inc. and Kinnari Patel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 17, 2025)

10.23#

Consulting Agreement, dated as of September 11, 2025, by and between Rocket Pharmaceuticals, Inc. and Kinnari Patel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on September 17, 2025)

Exhibit Number	Exhibit Index Description of Exhibit
10.24#

Executive Employment Agreement, dated August 29, 2025, by and between the registrant and Syed Rizvi (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on November 6, 2025)

10.25#

First Amendment to Executive Employment Agreement, dated October 1, 2025, by and between the registrant and Syed Rizvi (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on November 6, 2025)

10.26#

Executive Employment Agreement dated July 7, 2025, by and between the Company and Christopher Stevens (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36829), filed with the SEC on August 7, 2025)

10.27#

Rocket Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2025)

19	Rocket Pharmaceuticals, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included in the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Rocket Pharmaceuticals, Inc. Nasdaq Rule 5608 Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on February 27, 2024)

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

ROCKET PHARMACEUTICALS, INC.

February 26, 2026	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

February 26, 2026	By:	/s/ Martin Wilson
Martin Wilson
General Counsel and Chief Corporate Officer, SVP
(Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby constitutes and appoints Gaurav Shah, MD and Martin Wilson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gaurav Shah, MD	Chief Executive Officer and Director
Gaurav Shah, MD	(Principal Executive Officer)	February 26, 2026

/s/ Martin Wilson	General Counsel and Chief Corporate Officer, SVP
Martin Wilson	(Principal Financial Officer)	February 26, 2026

/s/ John Militello	VP, Finance, Senior Controller & Treasurer
John Militello	(Principal Accounting Officer)	February 26, 2026

/s/ Elisabeth Björk
Elisabeth Björk	Director	February 26, 2026

/s/ Carsten Boess
Carsten Boess	Director	February 26, 2026

/s/ Mikael Dolsten
Mikael Dolsten	Director	February 26, 2026

/s/ Peter Fong
Peter Fong	Director	February 26, 2026

/s/ Fady Malik
Fady Malik	Director	February 26, 2026

/s/ Piratip Pratumsuwan
Piratip Pratumsuwan	Director	February 26, 2026

/s/ David P. Southwell
David P. Southwell	Director	February 26, 2026

/s/ Roderick Wong, MD
Roderick Wong, MD	Director	February 26, 2026

Rocket Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rocket Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Pharmaceuticals, Inc and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment – In-process research and development

As described in Note 3 to the financial statements, as of December 31, 2025, the Company had an indefinite-lived intangible asset of $25.2 million which is related to in-process research and development (“IPR&D”) acquired from Renovacor, Inc. in December 2022. Management reviews the IPR&D for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that the Company’s IPR&D is impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the asset is less than its carrying value, the asset is written down to its fair value. The impairment assessment required management to estimate the fair value of the asset using a valuation model that involved significant judgment. Key assumptions used in the valuation model included the likelihood and extent of preclinical and clinical study timeline and related costs, probability of regulatory approval, commercialization, sales projections, and discount rate.

We identified the impairment assessment of the IPR&D as a critical audit matter due to the risk of material misstatement and significant judgment by management in its impairment analysis. Auditing the Company’s impairment assessment of the IPR&D required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to preclinical and clinical study timeline and related costs, probability of regulatory approval, commercialization, and sales projections. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others, evaluating the design and implementation and testing the operating effectiveness of controls over management’s IPR&D impairment assessment. We evaluated the reasonableness of management’s assumptions which involved consideration of whether these assumptions were consistent with (i) the Company’s public announcements and filings, (ii) external market and industry data, and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the discount rate.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2017.

EISNERAMPER LLP

Iselin, New Jersey

February 26, 2026

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$77,558	$163,635
Investments	111,371	208,701
Prepaid expenses and other current assets	3,805	5,847
Total current assets	192,734	378,183
Property and equipment, net	28,170	36,786
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,340	1,362
Deposits	482	529
Operating lease right-of-use assets, net	3,210	4,173
Finance lease right-of-use asset, net	40,209	42,363
Total assets	$330,449	$527,700
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$27,291	$37,827
Operating lease liabilities, current	1,003	1,001
Finance lease liability, current	1,912	1,856
Total current liabilities	30,206	40,684
Operating lease liabilities, non-current	2,600	3,258
Finance lease liability, non-current	19,362	19,383
Other liabilities	1,060	1,141
Total liabilities	53,228	64,466
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 108,319,783 and 106,453,818 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,083	1,065
Additional paid-in capital	1,717,408	1,680,219
Accumulated other comprehensive (loss) income	(31)	66
Accumulated deficit	(1,441,239)	(1,218,116)
Total stockholders’ equity	277,221	463,234
Total liabilities and stockholders’ equity	$330,449	$527,700

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenue	$-	$-

Operating expenses:
Research and development	142,015	171,244
General and administrative	86,501	101,961
Restructuring	3,231	-
Total operating expenses	231,747	273,205
Loss from operations	(231,747)	(273,205)
Interest expense	(1,891)	(1,886)
Interest and other income, net	3,218	8,267
Accretion of discount on investments, net	7,297	8,078
Net loss	$(223,123)	$(258,746)
Net loss per share - basic and diluted	$(2.01)	$(2.73)
Weighted-average common shares outstanding - basic and diluted	111,123,770	94,807,773

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2025	2024
Net loss	$(223,123)	$(258,746)
Other comprehensive loss:
Net unrealized loss on investments	(97)	(253)
Total comprehensive loss	$(223,220)	$(258,999)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	90,282,267	$903	$1,450,722	$319	$(959,370)	$492,574
Issuance of common stock, net of issuance costs	15,180,000	152	182,376			182,528
Issuance of common stock pursuant to exercise of stock options	269,080	3	3,208	-	-	3,211
Issuance of common stock pursuant to vesting of restricted stock units	722,471	7	(7)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(253)	-	(253)
Stock-based compensation	-	-	43,920	-	-	43,920
Net loss	-	-	-	-	(258,746)	(258,746)
Balance at December 31, 2024	106,453,818	1,065	1,680,219	66	(1,218,116)	463,234
Issuance of common stock pursuant to exercise of stock options	952,313	9	(9)	-	-	-
Issuance of common stock pursuant to vesting of restricted stock units	913,652	9	(9)
Vesting of restricted stock units used for repurchase to satisfy tax withholding	22,808	-	-	-	-	-
Repurchase of restricted stock units to satisfy tax withholding	(22,808)	-	(67)	-	-	(67)
Unrealized comprehensive loss on investments	-	-	-	(97)	-	(97)
Stock-based compensation	-	-	37,059	-	-	37,059
Return of related party short-swing profits			215			215
Net loss	-	-	-	-	(223,123)	(223,123)
Balance at December 31, 2025	108,319,783	$1,083	$1,717,408	$(31)	$(1,441,239)	$277,221

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2025	2024
Operating activities:
Net loss	$(223,123)	$(258,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,871	7,221
Amortization of finance lease right of use asset	2,154	2,154
Impairment of operating lease right-of-use asset	262	-
Stock-based compensation	37,059	43,920
Accretion of discount on investments, net	(6,974)	(8,068)
Change in fair value of warrant liabilities	-	(1,876)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,089	(661)
Accounts payable and accrued expenses	(10,351)	6,067
Operating lease liabilities and right of use assets, net	45	89
Finance lease liability	35	95
Other liabilities	(81)	81
Net cash used in operating activities	(190,014)	(209,724)
Investing activities:
Purchases of investments	(276,553)	(245,886)
Proceeds from maturities of investments	380,760	383,454
Purchases of property and equipment	(440)	(5,862)
Net cash provided by investing activities	103,767	131,706
Financing activities:
Issuance of common stock, net of issuance costs	-	182,528
Issuance of common stock pursuant to exercise of stock options	-	3,211
Return of related party short-swing profits	215	-
Repurchase of restricted stock units to satisfy tax withholding	(67)	-
Net cash provided by financing activities	148	185,739
Net change in cash, cash equivalents and restricted cash	(86,099)	107,721
Cash, cash equivalents and restricted cash at beginning of period	164,997	57,276
Cash, cash equivalents and restricted cash at end of period	$78,898	$164,997

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$-	$185
Receivables from sale of property and equipment, ending balance	$-	$135
Operating lease liabilities	$-	$1,134
Operating lease right-of-use assets	$-	$1,134
Net unrealized loss on investments	$(97)	$(253)

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations and had an accumulated deficit of $1.44 billion as of December 31, 2025. As of December 31, 2025, the Company has $188.9 million of cash, cash equivalents, and investments. The Company expects that in accordance with the current operating plan, which reflects a strategic corporate reorganization and reprioritization announced in July 2025, such resources will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the second quarter of 2027.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 13 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit card. Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$77,558	$163,635
Restricted cash	1,340	1,362
Total cash, cash equivalents and restricted cash	$78,898	$164,997

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

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive loss. There were no realized gains or losses on investments for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, there were net unrealized losses on investments of $0.1 million and $0.3 million, respectively.

Intangible Assets

Intangible assets consisted of an indefinite lived intangible IPR&D asset. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount. The annual impairment assessment for the IPR&D asset was performed as of December 1, 2025 and 2024, No impairment of the IPR&D asset was recorded for the years ended December 31, 2025 and 2024.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE after which the FDA placed a clinical hold on the trial to allow for further evaluation. In response to the unexpected SAEs, the Company performed a quantitative assessment of its goodwill and determined that there was no impairment at June 30, 2025. The clinical hold on the trial was subsequently lifted by the FDA.

The Company performed qualitative annual assessments of its goodwill and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit as of and for the years ended December 31, 2025 and 2024. As a result, the Company has determined there was no goodwill impairment for the years ended December 31, 2025 and 2024.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the asset which are three to fifteen years. The Company capitalizes purchases of laboratory equipment, machinery and equipment, furniture and fixtures and leasehold improvements in relation to the facility at Cranbury, New Jersey, since it has been determined these assets have alternative future uses to the Company. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations. Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized as computer equipment and internal-use software. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which is six years. Capitalized software is included in property and equipment in the Consolidated Balance Sheets.

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

Research and Development Expenses

R&D expenses, which include salaries and staff costs, license costs, manufacturing and development costs, clinical trial expenses, depreciation and amortization expenses, regulatory and scientific consulting fees, as well as contract research, and stock-based compensation expense, are accounted for in accordance with ASC 730, Research and Development. Accordingly, R&D costs are expensed as incurred.

Foreign Currency Transactions

Certain foreign currency transactions during the years ended December 31, 2025 and 2024 were primarily denominated in Euros and British pounds. Gains and losses on foreign currency transactions were not significant for the years ended December 31, 2025 and 2024.

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

The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet differences. In accordance with ASC 740, Income Taxes, the Company recorded a full valuation allowance to fully offset the net deferred tax asset because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2025 and 2024.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and consists of changes in unrealized gains and losses on investments.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of December 31, 2025

ASU 2024-03: Expense Disaggregation Disclosures. This update requires disaggregated disclosure of income statement expenses. This update is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

ASU 2025-10: Government Grants Topic 832. This update adds guidance on the recognition, measurement and presentation of government grants. This update is effective for fiscal years beginning after December 15, 2028. The Company is evaluating the effect that ASU 2025-10 will have on its financial statements and disclosures.

ASU 2025-11: Interim Reporting Topic 270. This update is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This update is effective for fiscal years beginning after December 15, 2027. The Company is evaluating the effect that ASU 2025-11 will have on its disclosures.

Accounting Pronouncements Adopted as of December 31, 2025

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively with all the revised disclosures for 2025 and 2024 presented. The impact of the new ASU was limited to the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$22,090	$-	$-	$22,090
U.S. Treasury securities	-	41,918	-	41,918
	22,090	41,918	-	64,008

Investments:
U.S. Treasury securities	-	111,371	-	111,371
	-	111,371	-	111,371

Total assets	$22,090	$153,289	$-	$175,379

	Fair Value Measurements as of December 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$139,948	$-	$-	$139,948
U.S. Treasury securities	-	7,453	-	7,453
	139,948	7,453	-	147,401

Investments:
U.S. Treasury securities	-	208,701	-	208,701
	-	208,701	-	208,701

Total assets	$139,948	$216,154	$-	$356,102

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

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Laboratory equipment	$32,138	$32,205
Machinery and equipment	12,133	12,857
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,282
Internal use software	1,903	1,903
	57,293	58,039
Less: accumulated depreciation and amortization	(29,123)	(21,253)
Total property and equipment, net	$28,170	$36,786

Depreciation and amortization during the years ended December 31, 2025 and 2024 was $8.9 million and $7.2 million, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor. Intangible assets as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Gross carrying value	$25,150	$25,150
Accumulated amortization	-	-
Total intangible assets	$25,150	$25,150

The carrying value of Goodwill as of December 31, 2025 and 2024 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Research and development	$10,302	$16,768
Employee compensation	12,294	11,944
Property and equipment	-	185
Professional fees	2,318	7,305
Restructuring	46	-
Other	2,331	1,625
Total accounts payable and accrued expenses	$27,291	$37,827

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

9.
Stock-Based Awards

Stock Option Valuation

The weighted average assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options granted to employees, non-employees and directors were as follows:

	For the Years Ended December 31,
	2025	2024
Risk-free interest rate	3.49%	4.23%
Expected term (in years)	5.39	5.81
Expected volatility	78.47%	73.72%
Expected dividend yield	0.00%	0.00%
Exercise price	$8.15	$26.93
Fair value of common stock	$8.15	$26.93

The following table summarizes stock option activity for the years ended December 31, 2025 and 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2023	14,863,996	$15.07	5.16	$250,602
Granted	1,767,674	26.93	8.94
Exercised	(269,080)	11.93		3,412
Cancelled or forfeited	(317,904)	26.98
Outstanding as of December 31, 2024	16,044,686	$16.19	4.67	$63,295
Granted	2,747,686	8.15	6.82
Exercised	(952,313)	0.00
Cancelled or forfeited	(5,677,040)	6.89
Outstanding as of December 31, 2025	12,163,019	19.98	4.53	706

Options vested and exercisable as of December 31, 2025	9,777,820	$22.41	3.48	$325
Options unvested as of December 31, 2025	2,385,199	$10.02	8.82	$381

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $4.87 and $18.13, respectively.

The total fair value of options vested during the years ended December 31, 2025 and 2024 was $27.1 million and $27.7 million, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the years ended December 31, 2025 and 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	1,490,357	$18.53
Granted	760,423	27.45
Vested	(722,471)	18.69
Forfeited	(114,099)	21.24
Unvested as of December 31, 2024	1,414,210	$23.02
Granted	6,353,321	6.23
Vested(1)	(937,294)	20.99
Forfeited	(1,829,671)	10.90
Unvested as of December 31, 2025	5,000,566	$6.51

(1) Common stock issued is net of 22,808 RSUs related to taxes and includes 834 awards that were vested in 2025 but issued in 2026.

The total fair value of RSU’s vested during the years ended December 31, 2025 and 2024 was $19.8 million and $13.5 million, respectively.

Performance Stock Units

The Company began granting PSU awards in 2024. The following table summarizes the PSU activity for the years ended December 31, 2025 and 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	-	$-
Granted	156,738	27.93
Vested	-	-
Forfeited	(87,077)	27.31
Unvested as of December 31, 2024	69,661	$28.71
Granted	-	-
Vested	-	-
Forfeited	(69,661)	28.71
Unvested as of December 31, 2025	-	$-

PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods. PSU awards that are not achieved within specific time periods are forfeited. All performance goals and PSUs had expired as of December 31, 2025.

Stock-Based Compensation

Stock-based compensation expense recognized by award type is as follows:

	For the Years Ended December 31,
	2025	2024
Stock options	$18,411	$28,054
Restricted stock units	18,648	15,866
Total stock-based compensation expense	$37,059	$43,920

Stock-based compensation expense by classification included within the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2025	2024
Research and development	$16,690	$18,784
General and administrative	20,369	25,136
Total stock-based compensation expense	$37,059	$43,920

As of December 31, 2025, the Company had an aggregate of $37.8 million of unrecognized stock-based compensation expense related to stock options and RSU grants, which is expected to be recognized over the weighted average period of 1.81 years.

10.
Warrants

A summary of the Company’s outstanding warrants at December 31, 2025 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
$33.63	301,291	August 9, 2021	August 9, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$65.23	760,086	December 1, 2022	December 1, 2026
$0.01	3,126,955	September 15, 2023	N/A
$0.01	400,000	December 12, 2024	N/A
Total	5,498,028

The following table below is the summary of changes in the Company’s warrants to purchase common stock for the years ended December 31, 2025 and 2024:

	Number of Warrant Shares
	Outstanding and Exercisable	Exercise Price per Share
Balance as of December 31, 2023	5,715,078
Issued	400,000	$0.01
Exercised	-
Expired	-
Balance as of December 31, 2024	6,115,078
Issued	-
Exercised	-
Expired	(617,050)	$65.23
Balance as of December 31, 2025	5,498,028

Warrants Issued in Public Offerings

For the years ended December 31, 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common shares, respectively at a price of $0.01 per share (see Note 8 “Stockholders’ Equity”). The pre-funded warrants were acquired by funds affiliated with RTW (see Note 17 “Related Party Transactions”).

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	For the Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(223,123)	$(258,746)
Denominator:
Weighted-average common shares outstanding - basic and diluted	111,123,770	94,807,773
Net loss per share attributable to common stockholders - basic and diluted	$(2.01)	$(2.73)

For the years ended December 31, 2025 and 2024, the Company included the 3,126,955 potential shares from the pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from the pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as it only requires the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2025	2024
Warrants exercisable for common shares	1,971,073	2,588,123
Restricted stock units	5,000,566	1,414,210
Performance stock units	-	69,661
Options to purchase common shares	12,163,019	16,044,686
Total potential shares excluded from diluted net loss per share	19,134,658	20,116,680

12.
Income Taxes

The components of net income (loss) before income tax expense are as follows (in thousands):

	As of December 31,
	2025	2024
Domestic	$(80,141)	$(105,062)
Foreign	(142,982)	(153,684)
Total	$(223,123)	$(258,746)

During the years ended December 31, 2025 and 2024, the Company did not record a provision for income taxes because it has incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows (in thousands):

	For the Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax Income (Loss)	$(223,123)		$(258,746)

US Federal Statutory Tax Rate	(46,856)	21.0%	(54,337)	21.0%
State and Local Income Taxes, net of Federal benefit	-	0.0%	-	0.0%
Foreign Tax Effects:
Cayman Losses with no benefit	30,026	(13.5%)	32,273	(12.5%)
Effect of Changes in Tax Laws or Rates	-	0.0%	-	0.0%
Effect of Cross-Border Tax Laws	-	0.0%	-	0.0%
Tax Credits:
R&D Credits	(523)	0.2%	(425)	0.2%
Change in valuation allowance	6,603	(2.9%)	21,325	(8.2%)
Nontaxable or Nondeductible Items:
Stock Compensation	8,765	(3.9%)	4,237	(1.7%)
Other	1,985	(0.9%)	(3,073)	1.2%
Changes in Unrecognized Tax Benefits	-	0.0%	-	0.0%
Other Adjustments	-	0.0%	-	0.0%

Total	$—	0.0%	$—	0.0%

The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets (liabilities)
R&D credits	$21,932	$21,410
Net operating losses and credit carryforwards	78,744	67,591
Capitalized research and development costs	9,515	14,787
Stock-based compensation	24,977	29,041
Warrants	8,126	8,713
Intangible assets	(5,313)	(5,697)
Other	(5,957)	(7,829)
Valuation allowance	(133,085)	(129,077)
Net deferred income tax asset (liability)	$(1,061)	$(1,061)

As of December 31, 2025, the Company had $356.5 million of federal net operating loss (“NOL”) carryforwards, which includes $12 thousand that begin to expire in 2034 and $356.5 million that have an unlimited carryforward period. As of December 31, 2025, the Company had $78.9 million of state NOL carryforwards, which includes $77.7 million that begin to expire at various dates from 2032 through 2045 and $1.2 million that have an unlimited carryforward period.

As of December 31, 2025, the Company had $21.9 million of U.S. federal research and development tax credits that begin to expire in 2038.

The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. The Company assesses the realizability of its deferred tax assets at each balance sheet date. In assessing the realization of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company determined that it is not more likely than not that its net deferred tax assets will be realized in the foreseeable future. As a result, the Company increased its valuation allowance by $4.0 million as of December 31, 2025.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intentions and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. The Company experienced multiple ownership changes occurring in 2005, 2007, 2015, and 2018. The ownership change has and will continue to subject our pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the merger on January 4, 2018, the Company is limited to an approximate $1.7 million annual limitation on our ability to utilize the NOL’s and R&D Credits prior to the ownership change. Due to this limitation, approximately $91.2 million of the $127.1 million pre-merger Federal NOL will expire unutilized as the cumulative limitation amount over a 20-year carryforward period is $35.8 million. Additionally, $4.9 million of Federal R&D Credits will expire unutilized. As a result, the Company has reduced its deferred tax assets related to the Federal NOL and Federal R&D Credits by an aggregate of $4.9 million which is offset by the corresponding decrease in the valuation allowance. In conjunction with the Renovacor Acquisition, Rocket acquired Renovacor’s federal NOL’s of $46.4 million. The Company has completed a study to assess whether an ownership change has occurred as a result of the transaction. The Company experienced ownership changes occurring in 2021 and 2022. As a result of the ownership changes, the Company is limited on our ability to utilize our Renovacor NOL’s . As a result of the Company’s study, any limitation under IRC Sec. 382 would not result in NOLs expiring unused.

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10, Income Taxes, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Since there is complexity in some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The calculation and assessment of the Company's income tax exposures generally involves the uncertainties in the application of complex tax laws and regulations for federal, state, and foreign jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits.

The Company files income tax returns in the US where it is subject to tax examination by local tax authorities. The Company is not currently under examination for income taxes, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent utilized in a future period. The statute of limitations for the Company has expired for tax years prior to 2022.

As of December 31, 2025, the Company has not recorded an unrecognized tax benefit liability. As of December 31, 2025, the Company has also not recorded any accrued interest or penalties.

For the year ended December 31, 2025 there were no income taxes paid (net of refunds received). The Company did not pay income taxes, net of refunds, during the year ended December 31, 2025. As no income taxes were paid, disaggregation by federal, state, or foreign jurisdiction was not applicable for the period presented.

As of December 31, 2024, no accrued interest of penalties were included on the related tax liability line in the Consolidated Balance Sheets.

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

Estimated rent payments for the NJ Lease Agreement at inception was $1.2 million per annum, payable in monthly installments and subject to annual base rent increases of 3%. The total commitment under the lease at inception was estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company began exploring a sublease of the ESB lease and entered negotiations with a sublease tenant. The Company reviewed the recoverability of the related right-of-use asset and determined that the changes in the intended use of the lease represented an impairment indicator as negotiations indicated that the carrying value of the right-of-use asset may not be recoverable. The Company compared the expected future undiscounted cash flows from the negotiations of a sublease to the carrying value of the right-of-use asset and determined that it was not recoverable. The Company calculated the fair value based on the present value of the expected cash flows from a sublease based on the negotiations with a sublease tenant and compared this estimated fair value to its carrying value. This resulted in a right-of-use asset impairment charge of approximately $0.3 million. The fair value was estimated using level 3 inputs based on an income approach by converting estimated future cash inflows from a sublease to a single present value. Estimated cash flows were discounted at a rate of 8.6% commensurate with the inherent risks associated with the lease asset to arrive at an estimated fair value.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of December 31, 2025, and 2024.

On December 1, 2022, in connection with the acquisition of Renovacor, the Company added operating leases for spaces at facilities in Hopewell, New Jersey and Cambridge, Massachusetts with lease terms at inception of approximately 10.25 and 1.3 years, respectively. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements was less than $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Rent expense was $1.1 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

The total restricted cash balance for the Company's operating and finance leases as of December 31, 2025 and 2024 was $0.8 million.

The following table summarizes lease cost for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
Lease cost	2025	2024
Operating lease cost	$1,046	$1,247
Finance lease cost:
Amortization of right of use assets	2,154	2,154
Interest on lease liabilities	1,891	1,886
Total lease cost	$5,091	$5,287

The following table summarizes the maturity of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	December 31, 2025
2026	$1,005
2027	759
2028	522
2029	539
2030	557
Thereafter	1,324
Total lease payments	$4,706
Less: interest	(1,103)
Total operating lease liabilities	$3,603

The following table summarizes the maturity of the Company’s finance lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	December 31, 2025
2026	$1,911
2027	1,969
2028	2,028
2029	2,089
2030	2,152
Thereafter	36,763
Total lease payments	$46,912
Less: interest	(25,638)
Total finance lease liability	$21,274

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of December 31, 2025 and 2024:

Leases	December 31, 2025	December 31, 2024
Operating right-of-use assets	$3,210	$4,173

Operating current lease liabilities	$1,003	$1,001
Operating noncurrent lease liabilities	2,600	3,258
Total operating lease liabilities	$3,603	$4,259

Finance right-of-use assets	$40,209	$42,363

Finance current lease liability	$1,912	$1,856
Finance noncurrent lease liability	19,362	19,383
Total finance lease liability	$21,274	$21,239

	For the Years Ended December 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,001	$1,157
Cash flows from finance lease	$1,856	$1,791
	As of December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	6.1 years	6.7 years
Weighted-average remaining lease term - finance lease	18.7 years	19.7 years
Weighted-average discount rate - operating leases	8.84%	8.82%
Weighted-average discount rate - finance lease	8.96%	8.96%

14.
Commitments and Contingencies

Litigation

In June 2025, the Company entered into a settlement agreement with Lexeo to resolve all claims in ongoing litigation between the parties in the United States District Court for the Southern District of New York. The litigation involved allegations by the Company of trade secret misappropriation and tortious interference, and counterclaims by Lexeo including correction of inventorship, breach of contract, and trade secret misappropriation. As part of a comprehensive resolution, Rocket also entered into separate settlement agreements on the same day with certain individuals formerly affiliated with the Company, who were also named in the litigation.

Under the terms of the settlement agreement between the Company and Lexeo, the litigation has been resolved fully, and without admission of liability by any party. For the year ended December 31, 2025, the settlement agreement was not material.

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

On October 22, 2025, a putative derivative action was filed in the District of New Jersey, naming as Defendants certain of the Company’s officers and present or former directors of the Company. The Complaint (which names the Company as a nominal defendant) alleges that the Defendants engaged in wrongful conduct during the period from September 17, 2024 through May 26, 2025. The allegations in the complaint largely parallel the allegations made in the previously filed putative securities class action complaints, with some additional allegations regarding a supposed lack of internal controls and purported insider trading. The Complaint seeks declaratory relief, an award of damages to the Company, an order directing the Company and the individual defendants to institute certain requested corporate governance reforms, restitution from the individual defendants, and costs and disbursements related to the lawsuit. The Company intends to vigorously defend the litigation. The Company will pay the legal fees related to the putative derivative action against the Company’s officers and directors. Given the nature of the litigation, including the fact that the litigation is in its early stages, the Company is unable to predict the ultimate outcome of the litigation or estimate the range of potential loss, if any.

On December 31, 2024, the Company filed an action in the U.S. District Court for the District of Oregon against Brian C. Beard and Little Whiskers, LLC, Case No. 3:24-cv-02170-SI. The Company asserted claims for trade secret misappropriation and breach of contract. The Company entered into a settlement agreement with all defendants prior to filing any pleadings in response to the Company’s complaint, and the litigation was resolved.

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

Indemnification Arrangements

Pursuant to its bylaws and as permitted under Delaware law, the Company has indemnification obligations to directors, officers, employees or agents of the Company or anyone serving in these capacities. Potential indemnification obligations include obligations from lawsuits. The maximum potential amount of future payments the Company could be required to pay is unlimited. The Company has insurance that reduces its monetary exposure and would enable it to recover a portion of any future amounts paid. As a result, the Company believes that the estimated fair value of these indemnification commitments is minimal.

Throughout the normal course of business, the Company has agreements with vendors that provide goods and services required by the Company to run its business. In some instances, vendor agreements include language that requires the Company to indemnify the vendor from certain damages caused by the Company’s use of the vendor’s goods and/or services. Potential damages include damages from lawsuits. The Company has insurance that would allow it to recover a portion of any future amounts that could arise from these indemnifications. As a result, the Company believes that the estimated fair value of these indemnification commitments is minimal.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to RGNX of $7.0 million. A fee of $2.0 million per additional vector would be due if we exercise our option right to purchase additional vectors. The license agreement provides for royalties payable to RGNX in the high-single digits to low-teens on net sales levels of licensed products during the royalty term. If successful, the Company will be required to make milestone payments to RGNX of up to $13.0 million for each licensed product upon the achievement of specified clinical development and regulatory milestones in the U.S. and EU. In addition, the Company shall pay RGNX 20% of the payment fees received from a priority review voucher issued in connection with or otherwise related to a licensed product. These royalty obligations are subject to specified reductions if additional licenses from third parties are required. The Company must also pay RGNX a portion of all non-royalty sublicense income (if any) received from sublicensees. The Company paid and expensed a $1.0 million license fee payment under the RGNX agreement upon the dosing of the first DD patient in 2019 and a $2.0 million license fee payment upon initiation of a Phase 2 pivotal trial in 2023. There were no additional milestones achieved or related payments made during the years ended December 31, 2025 and 2024.

License Agreement for BAG3 with Temple University

On December 1, 2022, the Company acquired Renovacor, including a license agreement for BAG3 with Temple University. The license agreement provides for royalties payable to Temple University in the low-single digits on net sales of licensed products during the royalty term. If successful, the Company will be required to make milestone payments to Temple University of up to approximately $19.3 million upon achievement of specific clinical development and regulatory milestones.

License Agreement for LAD-I with CIEMAT Group and UCLB

The Company entered into a license agreement in November 2017, effective September 2017, with CIEMAT Group and UCLB (together, the “Licensors”), granting the Company worldwide, exclusive rights to certain patents, know-how and other intellectual property relating to LVs containing the human LAD-I gene solely within the field of treating LAD-I. Under the terms of the agreement, Rocket is obligated to use commercially reasonable efforts to (a) develop and obtain regulatory approval for one or more products or processes covered by the licensed intellectual property, introduce such products or processes into the commercial market and then make them reasonably available to the public, (b) develop or commercialize at least one product or process covered by the licensed intellectual property in at least one country for at least two uninterrupted years following regulatory approval, and (c) use the licensed intellectual property in an adequate, ethical and legitimate manner. In exchange for the license, the Company is obligated to pay Licensors an up-front payment, royalty payments in the mid-single digit percentages based on net sales of products or processes involving any of the licensed intellectual property, developmental and regulatory milestone payments, and sublicense revenue payments. Rocket is responsible for prosecuting and maintaining the licensed patents at its expense, in cooperation with Licensors. The Company also has the first responsibility to enforce and defend the licensed patents against infringement and/or challenge, in cooperation with Licensors. For five years following the effective date of the license agreement, Rocket has a right of first refusal to license any improvements to the licensed intellectual property obtained by Licensors at market value. The Company is obligated to license (without charge) to Licensors for non-commercial use any improvements to the licensed intellectual property that it creates.

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

Rocket may terminate this agreement at any time by providing CIEMAT Group with 90 days’ advance notice. The license is in effect for a duration for each of the countries defined in this agreement for as long as a license right exists that covers the licensed product or process in such country, or until the end of any additional legal protection that should be obtained for the license rights in each country.

16.
CIRM Grants

LAD-I CIRM Grant

On April 30, 2019, CIRM awarded the Company up to $7.5 million under a CLIN2 grant to support the clinical development of its LV-based gene therapy, RP-L201. Proceeds from the grant helped fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients enrolled at the U.S. clinical site, University of California, Los Angeles Mattel Children’s Hospital, led by principal investigator Donald Kohn, M.D., UCLA Professor of Microbiology, Immunology and Molecular Genetics, Pediatrics (Hematology/Oncology), Molecular and Medical Pharmacology and member of the Eli and Edy the Broad Center of Regenerative Medicine and Stem Cell Research at UCLA. As of December 31, 2025, the Company has received $5.9 million in total RP-L201 grants from CIRM. The Company received a final milestone grant of less than $0.1 million on January 2, 2024 and no additional payments are available under the grant awards program.

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. The Company has received RP-A501 grants from CIRM of $2.7M and $2.3 million for the years ended December 31, 2025 and 2024. Through December 31, 2025, the Company has received RP-A501 grants of $5.0 million from CIRM.

17.
Related Party Transactions

In June 2023, the Company entered into a consulting agreement with the spouse of one of the Company’s executive officers for information technology advisory services. The Company incurred expenses of approximately $0.002 million for the year ended December 31, 2024 relating to services provided under this agreement.

On December 12, 2024, in connection with the Company’s public offering, the Company sold 0.4 million pre-funded warrants to purchase shares of the Company’s common stock to funds affiliated with RTW, the Company’s largest shareholder (see Note 8 “Stockholders’ Equity”).

In February 2025, the Company entered into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s R&D activities. As compensation for services rendered during 2025, the consultant received $125,000 paid in equal monthly installments and $125,000 of RSU’s valued as of the closing price on March 3, 2025 which cliff vested on December 31, 2025. The agreement terminated on December 31, 2025.

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

18.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the years ended December 31, 2025 and 2024 was $1.8 million and $1.7 million, respectively.

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

The table below is a summary of the segment loss, including significant segment expenses:

	For the Years Ended December 31,
	2025	2024
Revenue	$-	$-

Operating expenses:
Research and development	142,015	171,244
Non-commercial general and administrative	62,377	63,878
Commercial general and administrative	24,124	38,083
Restructuring	3,231	-
Total operating expenses	231,747	273,205
Loss from operations	(231,747)	(273,205)
Interest expense	(1,891)	(1,886)
Interest and other income, net	3,218	8,267
Accretion of discount on investments, net	7,297	8,078
Net Segment loss and Net loss	$(223,123)	$(258,746)

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

20.
Restructuring

In June 2025, the Company’s Board of Directors approved a restructuring plan to prioritize investments in its AAV platform and reduce overall cash spending, which was communicated to employees before the end of June 2025. The restructuring included a reduction of the Company’s workforce by approximately 70 employees.

As a result of the restructuring, the Company incurred aggregate charges of approximately $$3.2 million in restructuring costs related to severance and employee termination costs was paid out over multiple months through the second half of 2025.

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the year December 31, 2025:

For the Year Ended
December 31, 2025
Beginning balance	$-
Restructuring charges incurred during the period	3,231
Restructuring charges paid during the period	(3,185)
Remaining accrual at December 31, 2025	$46