Form 10-Q
period 2026-03-31
ROCKET PHARMACEUTICALS, INC.
filed 2026-05-07
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 1, 2026, there were 109,193,549 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	IV	Intravenous
AAV9	Adeno-associated serotype 9	IPR&D	In process research and development
ACM	Arrhythmogenic cardiomyopathy	KCCQ-12	Kansas City Cardiovascular Questionnaire-12
ASC	Accounting Standard Codification	LAD-I	Leukocyte Adhesion Deficiency-I
ASGCT	American Society of Gene & Cell Therapy	LAMP2	Lysosome-associated membrane protein 2
ATMP	Advanced Therapy Medical Product	LV	Lentiviral vector
BAG3	BCL2-associated athanogene 3	LVMI	Left ventricular mass index
BAG3-DCM	BCL2-associated athanogene 3 mutations associated with dilated cardiomyopathy	NYHA	New York Heart Association
BLA	Biologics License Application	PDUFA	Prescription Drug User Fee Act
BNP	Brain natriuretic peptide	PKD	Pyruvate Kinase Deficiency
Cantor	Cantor Fitzgerald & Co.	PKP2	Plakophilin-2
cGMP	Current Good Manufacturing Practice	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
cKO	conditional knockout	PRV	Priority Review Voucher
CIRM	California Institute for Regenerative Medicine	PSU	Performance-Based Restricted Stock Unit
CMC	Chemistry Manufacturing Controls	PRIME	Priority Medicines
CODM	Chief Operating Decision Maker	R&D	Research and development
CRL	Complete Response Letter	Renovacor	Renovacor, Inc. acquired on December 1, 2022
CTIS	Clinical Trials Information Systems	RIF	Reduction in workforce
DCM	Dilated cardiomyopathy	RMAT	Regenerative Medicine Advanced Therapy
DD	Danon Disease	RSU	Restricted Stock Unit
DNA	Deoxyribonucleic acid	RTW	RTW Investments, L.P
EMA	European Medicines Agency	SAE	Serious Adverse Event
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in New York City	SCD	Sudden cardiac death
EU	European Union	SEC	Securities and Exchange Commission
FA	Fanconi Anemia	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
FDA	U.S. Food and Drug Administration	UCLA	University of California, Los Angeles
GMP	Good Manufacturing Practice	UCLB	UCL Business PLC
HF	Heart failure	UCSD	The Regents of the University of California, San Diego
HLA	Human Leukocyte Antingen	UPC	Unitary Patent Court
HNJ	Hospital Infantil de Niño Jesús	U.K.	United Kingdom
HSCT	Hematopoietic stem cell transplant	U.S.	United States
ICD	Internal Classification of Diseases	U.S. GAAP	U.S. Generally Accepted Accounting Principles
IND	Investigational New Drug application	USPTO	U.S. Patent and Trademark Office

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our ability to obtain additional funding to conduct our planned R&D efforts;
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
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring, including extending our cash runway, and our estimates related to the costs and timing of implementing such initiative;
•
our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•
our ability to obtain and enforce patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
our estimates regarding our capital requirements;
•
our ability to close on the sale of our PRV pursuant to the asset purchase agreement we entered into in April 2026; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section incorporated by reference from our Annual Report for the year ended December 31, 2025, on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,610	$77,558
Investments	94,769	111,371
Prepaid expenses and other current assets	5,448	3,805
Total current assets	149,827	192,734
Property and equipment, net	26,655	28,170
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,341	1,340
Deposits	482	482
Operating lease right-of-use assets, net	3,127	3,210
Finance lease right-of-use asset, net	39,671	40,209
Total assets	$285,407	$330,449
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$21,542	$27,291
Operating lease liabilities, current	998	1,003
Finance lease liability, current	1,926	1,912
Total current liabilities	24,466	30,206
Operating lease liabilities, non-current	2,493	2,600
Finance lease liability, non-current	19,347	19,362
Other liabilities	1,062	1,060
Total liabilities	47,368	53,228
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 109,123,671 and 108,319,783 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,091	1,083
Additional paid-in capital	1,725,893	1,717,408
Accumulated other comprehensive (loss) income	(112)	(31)
Accumulated deficit	(1,488,833)	(1,441,239)
Total stockholders’ equity	238,039	277,221
Total liabilities and stockholders’ equity	$285,407	$330,449

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$-	$-

Operating expenses:
Research and development	31,454	35,942
General and administrative	17,057	28,446
Total operating expenses	48,511	64,388
Loss from operations	(48,511)	(64,388)
Interest expense	(473)	(472)
Interest and other income, net	161	1,336
Accretion of discount on investments, net	1,229	2,190
Net loss	$(47,594)	$(61,334)
Net loss per share - basic and diluted	$(0.42)	$(0.56)
Weighted-average common shares outstanding - basic and diluted	112,134,059	110,093,461

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(47,594)	$(61,334)
Other comprehensive loss:
Net unrealized loss on investments	(81)	(93)
Total comprehensive loss	$(47,675)	$(61,427)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2025	108,319,783	$1,083	$1,717,408	$(31)	$(1,441,239)	$277,221
Issuance of common stock pursuant to vesting of restricted stock units	803,888	8	(8)			-
Unrealized comprehensive loss on investments	-	-	-	(81)	-	(81)
Stock-based compensation	-	-	8,493	-	-	8,493
Net loss	-	-	-	-	(47,594)	(47,594)
Balance at March 31, 2026	109,123,671	$1,091	$1,725,893	$(112)	$(1,488,833)	$238,039

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	$1,068	$1,690,547	$(27)	$(1,279,450)	$412,138

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(47,594)	$(61,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,608	2,451
Amortization of finance lease right of use asset	538	538
Stock-based compensation	8,493	10,331
Accretion of discount on investments, net	(1,020)	(2,075)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,643)	(467)
Accounts payable and accrued expenses	(5,749)	(5,258)
Operating lease liabilities and right of use assets, net	(29)	12
Finance lease liability	-	12
Other liabilities	2	-
Net cash used in operating activities	(45,394)	(55,790)
Investing activities:
Purchases of investments	(48,709)	(139,931)
Proceeds from maturities of investments	66,250	82,260
Purchases of property and equipment	(93)	(364)
Net cash provided by (used in) investing activities	17,448	(58,035)
Financing activities:
Finance lease liability	(1)	-
Net cash used in financing activities	(1)	-
Net change in cash, cash equivalents and restricted cash	(27,947)	(113,825)
Cash, cash equivalents and restricted cash at beginning of period	78,898	164,997
Cash, cash equivalents and restricted cash at end of period	$50,951	$51,172

Supplemental disclosure of non-cash financing and investing activities:
Accrued purchases of property and equipment, ending balance	$-	$51

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

($ in thousands, except shares and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. (the “Company” or “Rocket”) is a fully integrated commercial-stage biotechnology company advancing a sustainable pipeline of genetic therapies, including one approved product and multiple investigational programs designed to correct the root cause of complex and rare disorders. Rocket’s innovative multi-platform approach allows the Company to design the optimal gene therapy for each indication, creating potential treatment options for people living with severe and rare diseases.

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

Rocket’s ex vivo lentiviral (LV) vector-based hematology portfolio includes KRESLADI™, which was granted FDA accelerated approval in March 2026 for severe Leukocyte Adhesion Deficiency-I (LAD-I), as well as additional programs for Fanconi Anemia (FA) and Pyruvate Kinase Deficiency (PKD).

2.
Risks and Liquidity

The Company has not generated revenue from product sales to date and has incurred losses since inception. KRESLADI™ was approved by the FDA in March 2026 under the accelerated approval pathway; however, the Company has not yet generated product revenue. KRESLADI™ was approved under the FDA’s accelerated approval pathway based on an increase in neutrophil CD18 and CD11a surface expression. Continued approval may be contingent upon verification and description of clinical benefit through ongoing clinical follow-up and additional post-marketing data collection. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having no commercial manufacturing experience, marketing or sales capability or experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional R&D efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. The commercialization of KRESLADI™ is subject to significant operational, logistical, and reimbursement-related risks. The delivery of autologous gene therapies requires complex coordination, including treatment center onboarding, manufacturing, and vein-to-vein logistics, which may impact the timing and scale of commercial uptake. In addition, given the ultra-rare patient population and anticipated phased commercial rollout, the Company does not expect KRESLADI™ to generate material revenue in the near term.

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

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and E.U., and the FDA placed a clinical hold on the trial to allow for further evaluation, which was lifted on August 20, 2025, after the Company satisfactorily addressed issues outlined in the clinical hold.

In July 2025, the Company implemented a strategic corporate reorganization designed to align its resources with its highest-priority programs, namely, the AAV-based gene therapy platform focused on cardiovascular diseases. As part of this effort, the Company reduced its workforce by approximately 30%.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations and had an accumulated deficit of $1.49 billion as of March 31, 2026. As of March 31, 2026, the Company has $144.4 million of cash, cash equivalents, and investments. In April 2026, the Company entered into an agreement to sell its Rare Pediatric Disease Priority Review Voucher (PRV) for $180 million, which is expected to provide non-dilutive capital to support advancement of the Company’s cardiovascular gene therapy pipeline and extend its operational runway. Based on the Company’s current operating plan and the expected proceeds from the PRV sale, the Company believes its existing cash, cash equivalents, investments, and anticipated PRV proceeds will be sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.

In the longer term, the future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company expects to continue to generate operating losses for the foreseeable future and to finance its future cash needs through, but not limited to, one or a combination of equity offerings, debt financings, collaborations, strategic partnerships and alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its R&D programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

The Company may also face challenges retaining key personnel and maintaining continuity across teams, which could impair its ability to advance clinical programs, meet regulatory milestones, or pursue long-term strategic objectives. Potential litigation or other employee-related claims arising from the workforce reduction could divert management attention and further increase costs. Any of these factors could have a material adverse effect on our business, operating results, and financial condition.

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended March 31, 2026 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2025 Form 10-K with most significant policies also being listed here.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 12 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$49,610	$77,558
Restricted cash	1,341	1,340
Total cash, cash equivalents and restricted cash	$50,951	$78,898

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

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three months ended March 31, 2026 and 2025, there were no unrealized losses that were credit related. For the three months ended March 31, 2026, and 2025 there were net unrealized loss on investments of $0.1 and $0.1 million, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of March 31, 2026

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

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy as well as amortized cost of investments:

		Fair Value Measurements as of March 31, 2026, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$27,453	$27,453	$-	$-	$27,453
U.S. Treasury securities	4,481	-	4,480	-	4,480
	31,934	27,453	4,480	-	31,933

Investments:
U.S. Treasury securities	94,782	-	94,769	-	94,769
	94,782	-	94,769	-	94,769

Total assets	$126,716	$27,453	$99,249	$-	$126,702

		Fair Value Measurements as of December 31, 2025, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$22,090	$22,090	$-	$-	$22,090
U.S. Treasury securities	41,919	-	41,918	-	41,918
	64,009	22,090	41,918	-	64,008

Investments:
U.S. Treasury securities	111,309	-	111,371	-	111,371
	111,309	-	111,371	-	111,371

Total assets	$175,318	$22,090	$153,289	$-	$175,379

The amortized cost for marketable debt securities approximates its fair value and these securities mature within one year as of March 31, 2026 and December 31, 2025,

The Company classifies its money market mutual funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its U.S. Treasury Securities as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar assets.

The Company had a warrant liability, which expired on April 23, 2025. The warrant liability was recorded as part of other liabilities in the Consolidated Balance Sheets and measured at fair value on a recurring basis using unobservable inputs (Level 3). The warrant liability balance was approximately $0 on March 31, 2025.

The Company utilized a Black-Scholes model to value the warrant liability with the estimated fair value of the warrant liability determined using an options pricing model and Level 3 inputs including expected share-price volatility of underlying company common stock, expected life of warrant, risk-free interest rate and dividend yield. The Company estimated the expected share-price volatility of its common stock based on historical volatility of its common stock, considering the expected remaining life of the warrant. The expected life of the warrant was assumed to be equivalent to their remaining contractual term. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrant. The dividend rate was based on the historical dividend rate, which the Company anticipated to remain at zero.

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Laboratory equipment	$32,231	$32,138
Machinery and equipment	12,133	12,133
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,327
Internal use software	1,903	1,903
	57,386	57,293
Less: accumulated depreciation and amortization	(30,731)	(29,123)
Total property and equipment, net	$26,655	$28,170

During the three months ended March 31, 2026 and 2025, the Company recognized $1.6 million and $2.5 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor with a carrying value of $25.2 million as of March 31, 2026 and December 31, 2025.

The carrying value of Goodwill as of March 31, 2026 and December 31, 2025 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Research and development	$9,887	$10,302
Employee compensation	5,235	12,294
Professional fees	2,197	2,318
Restructuring	-	46
Other	4,223	2,331
Total accounts payable and accrued expenses	$21,542	$27,291

8.
Stockholders’ Equity

At-the-Market Offering Program

On March 10, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares having an aggregate price of up to $100,000,000 through Cantor as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on March 10, 2026, in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cantor a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. Through March 31, 2026, the Company has not sold any shares under the at-the-market offering program.

9.
Stock-Based Compensation

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.65%	4.35%
Expected term (in years)	5.27	5.42
Expected volatility	91.00%	71.29%
Expected dividend yield	0.00%	0.00%
Exercise price	$4.77	$10.73
Fair value of common stock	$4.77	$10.73

The following table summarizes stock option activity for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2025	12,163,019	19.98	4.53	706
Granted	2,344,545	4.77	8.82
Exercised	-	-
Cancelled or forfeited	(346,516)	16.24
Outstanding as of March 31, 2026	14,161,048	17.56	5.09	1,478

Options vested and exercisable as of March 31, 2026	10,018,923	$22.18	3.44	$336
Options unvested as of March 31, 2026	4,142,125	$6.37	9.08	$1,142

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2026, and 2025 was $3.28 and $6.05, respectively.

The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $4.4 million and $10.7 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2025	5,000,566	$6.51
Granted	3,685,796	4.36
Vested(1)	(803,054)	9.30
Forfeited	(185,105)	7.04
Unvested as of March 31, 2026	7,698,203	$5.18

(1) Common stock issued excludes 834 awards that were vested in 2025 but issued in 2026.

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $7.3 million and $7.3 million, respectively.

Performance Stock Units

The Company granted PSU awards in 2024. PSU vesting and expense recognition is based on achievement of specific performance goals within certain time periods specified in the respective PSU award agreements. PSU awards that are not achieved within specific time periods are forfeited. As of December 31, 2025, the performance periods for all PSUs issued in 2024 had expired and all PSUs were forfeited.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	$3,548	$5,907
Restricted stock units	4,945	4,424
Total stock-based compensation expense	$8,493	$10,331

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$4,307	$4,388
General and administrative	4,186	5,943
Total stock-based compensation expense	$8,493	$10,331

As of March 31, 2026, the Company had an aggregate of $51.5 million of unrecognized stock-based compensation expense related to stock options and RSU grants, which is expected to be recognized over a weighted average period of 2.16 years.

10.
Warrants

A summary of the warrants outstanding as of March 31, 2026 is as follows:

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

Warrants Issued in Public Offerings

In 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common stock, respectively at a price of $0.01 per share. The pre-funded warrants were acquired by funds affiliated with RTW.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(47,594)	$(61,334)
Denominator:
Weighted-average common shares outstanding - basic and diluted	112,134,059	110,093,461
Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.56)

For the three months ended March 31, 2026 and 2025, the Company included the 3,126,955 potential shares from pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Warrants exercisable for common shares	1,971,073	2,588,123
Restricted stock units	7,698,203	4,048,463
Performance stock units	-	69,661
Options to purchase common shares	14,161,048	17,200,534
Total potential shares excluded from diluted net loss per share	23,830,324	23,906,781

12.
Leases

Finance Lease

The Company has a lease for a facility in Cranbury, New Jersey, consisting of 103,720 square feet of space including areas for offices, process development, research, and development laboratories and 50,000 square feet dedicated to AAV cGMP manufacturing facilities to support the Company’s pipeline (such lease, as amended, the “NJ Lease Agreement”). The NJ Lease Agreement has a 15-year term from September 1, 2019, with an option to renew for two consecutive five-year renewal terms. The renewal periods were included in the lease term as it was determined at commencement date that it was reasonably certain to exercise this option.

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

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

During the year ended December 31, 2025, the Company began exploring a sublease of the ESB lease and entered negotiations with a sublease tenant. The Company reviewed the recoverability of the related right-of-use asset and determined that the changes in the intended use of the lease represented an impairment indicator as negotiations indicated that the carrying value of the right-of-use asset may not be recoverable. The Company compared the expected future undiscounted cash flows from the negotiations of a sublease to the carrying value of the right-of-use asset and determined that it was not recoverable. The Company calculated the fair value based on the present value of the expected cash flows from a sublease based on the negotiations with a sublease tenant and compared this estimated fair value to its carrying value. This resulted in a right-of-use asset impairment charge of approximately $0.3 million. The fair value was estimated using level 3 inputs based on an income approach by converting estimated future cash inflows from a sublease to a single present value. Estimated cash flows were discounted at a rate of 8.6% commensurate with the inherent risks associated with the lease asset to arrive at an estimated fair value. The ESB sublease was completed in April 2026. In conjunction with the completion of the sublease, the Company received a security deposit of $68,000.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

In connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements was less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Rent expense excluding rental income was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of March 31, 2026 and December 31, 2025 was $0.8 million.

The following table summarizes lease cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Lease cost	2026	2025
Operating lease cost	$226	$262
Finance lease cost:
Amortization of right of use assets	538	538
Interest on lease liabilities	473	472
Total lease cost	$1,237	$1,272

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	March 31, 2026
2026 (nine months)	$756
2027	791
2028	554
2029	547
2030	557
Thereafter	1,324
Total lease payments	$4,529
Less: interest	(1,038)
Total operating lease liabilities	$3,491

The following table summarizes the future lease payments of the Company’s finance lease liability on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	March 31, 2026
2026 (nine months)	$1,437
2027	1,969
2028	2,028
2029	2,089
2030	2,152
Thereafter	36,763
Total lease payments	$46,438
Less: interest	(25,165)
Total finance lease liability	$21,273

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of March 31, 2026 and December 31, 2025:

Leases	March 31, 2026	December 31, 2025
Operating right-of-use assets	$3,127	$3,210

Operating current lease liabilities	$998	$1,003
Operating noncurrent lease liabilities	2,493	2,600
Total operating lease liabilities	$3,491	$3,603

Finance right-of-use assets	$39,671	$40,209

Finance current lease liability	$1,926	$1,912
Finance noncurrent lease liability	19,347	19,362
Total finance lease liability	$21,273	$21,274

	Three Months Ended March 31,
Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$255	$250
Cash flows from finance lease	$474	$460

	As of March 31,
	2026	2025
Weighted-average remaining lease term - operating leases	6.0 years	6.5 years
Weighted-average remaining lease term - finance lease	18.4 years	19.4 years
Weighted-average discount rate - operating leases	8.93%	8.82%
Weighted-average discount rate - finance lease	8.96%	8.96%

OK

13.
Commitments and Contingencies

Litigation

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against the Company and certain of its executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:35-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned in re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, is brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claim that the lawsuit arises from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. Among other things, Plaintiffs allege that Defendants failed to disclose certain SAEs that impacted patients during the Phase 2 clinical trial and the introduction of a C3 inhibitor to the trial’s protocol and that Defendants purportedly lacked a viable trial design that could safely and effectively dose patients while managing the risk of serious adverse events. According to Plaintiffs, Rocket’s stock price was inflated as a result of these purported misstatements and omissions. We intend to vigorously defend against the consolidated amended complaint’s allegations. On January 30, 2026, the Company filed a motion to dismiss the consolidated amended complaint. The Plaintiffs response to the Company’s motion was filed on April 1, 2026 and the Defendants reply thereto is due on May 16, 2026. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

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

14.
Agreements Related to Intellectual Property

The Company, directly and through its subsidiary Spacecraft Seven, LLC, has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols, or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date when the cost of intangible assets purchased from others has no alternative future uses. The Company incurred $2.4 million, net, of payment obligations to licensors included in G&A expenses as a result of the approval of KRESLADITM in March 2026.

15.
CIRM Grants

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based gene therapy, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the three months ended March 31, 2026 and 2025, the Company received grants of $0 and $2.7 million, respectively, which were recorded as a reduction of R&D expenses. Through March 31, 2026, the Company has received total RP-A501 grants of $5.0 million from CIRM. No additional milestones were met during the three months ended March 31, 2026.

16.
Related Party Transactions

In February 2025, the Company enter into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s research and development activities. As compensation for services rendered during 2025, the consultant received $125,000 and $125,000 of RSU’s valued as of the closing price on March 3, 2025 which cliff vested on December 31, 2025. The agreement ended on December 31, 2025. The board member was paid approximately $12,500 for the period ended March 31, 2025 for services provided under the consulting agreement.

In February 2026, the Company entered into an agreement to receive services from a firm whose CEO and founder is the spouse of one the same board member. As compensation for services being rendered during 2026, the firm will receive a total of $65,000 with $32,500 paid in February 2026 at inception of the agreement and $32,500 to be paid upon completion of services.

17.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three months ended March 31, 2026 and 2025, was $0.3 million and $0.5 million, respectively.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenue	$-	$-

Operating expenses:
Research and development	31,454	35,942
Non-commercial general and administrative	11,375	20,615
Commercial general and administrative	5,682	7,831
Total operating expenses	48,511	64,388
Loss from operations	(48,511)	(64,388)
Interest expense	(473)	(472)
Interest and other income, net	161	1,336
Accretion of discount on investments, net	1,229	2,190
Net Segment loss and Net loss	$(47,594)	$(61,334)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions regarding future spending. Net loss is used to monitor budget versus actual results. The CODM also uses net loss in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation. The measure of segment assets is reported on the balance sheet as total assets.

19.
Restructuring

In June 2025, the Company’s Board of Directors approved a restructuring plan to prioritize investments in its AAV platform and reduce overall cash spending, which was communicated to employees before the end of June 2025. The restructuring included a reduction of the Company’s workforce by approximately 70 employees.

As a result of the restructuring, the Company incurred aggregate charges of approximately $3.2 million in restructuring costs related to severance and employee termination costs that was paid out over multiple months.

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the three months ended March 31, 2026:

For the Three Months Ended
March 31, 2026
Beginning balance	$46
Restructuring charges eliminated during the period	(46)
Remaining accrual at March 31, 2026	$-

20.
Subsequent Events

On April 26, 2026, the Company entered into a definitive agreement to sell its PRV for $180 million. . The PRV was awarded by the FDA in connection with the accelerated approval of KRESLADI™ (marnetegragene autotemcel). The transaction remains subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K, filed on February 26, 2026, with the SEC.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q,including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A“Risk Factors” and our other filings with the Securities and Exchange Commission (the "SEC").

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

Overview

Rocket Pharmaceuticals is a fully integrated commercial-stage biotechnology company focused on the development, manufacturing, and commercialization of genetic therapies for rare diseases. Our multi-platform approach is designed to develop gene therapies that address the underlying genetic causes of disease, with a strategic focus on inherited cardiovascular conditions and select hematologic disorders. Our platform is supported by in-house research and development capabilities and cGMP manufacturing facilities that enable end-to-end control of clinical production, process development, and scale-up for commercialization.

The Company’s activities during the quarter reflect continued execution across its prioritized cardiovascular gene therapy programs, alongside the FDA accelerated approval of KRESLADI™ in March 2026 for the treatment of severe LAD-I in pediatric patients without a suitable human leukocyte antigen (HLA)-matched sibling donor. The Company is advancing commercial readiness activities, including treatment center onboarding, supply chain preparation, and coordination of vein-to-vein logistics, in advance of anticipated product availability. Given the ultra-rare patient population and anticipated phased commercial rollout, the Company does not expect KRESLADI™ to generate material revenue in the near term.

We aim to develop and commercialize genetic therapies for rare diseases with significant unmet medical need. As a fully integrated, commercial-stage biotechnology company, we have the resources and opportunity to generate a portfolio of highly differentiated and potentially first-in-class or best-in-class genetic medicines.

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization initiative designed to maximize near-term value creation, extend our operational runway, and position the Company for sustainable long-term growth. The initiative focused resources on advancing our AAV cardiovascular gene therapy platform and supporting the submission of our response to the FDA’s CRL for KRESLADI™. As part of this strategic realignment, we de-prioritized further development activities related to our FA and PKD programs and implemented a workforce reduction of approximately 30%.

In March 2026, KRESLADI™ (marnetegragene autotemcel) received accelerated approval from the FDA for the treatment of pediatric patients with severe LAD-I who do not have an available HLA-matched sibling donor. In connection with the approval, the Company was awarded a PRV and, in April 2026, entered into a definitive agreement to sell the PRV for $180 million. The Company intends to pursue a focused commercial strategy for KRESLADI™ that is appropriately scaled to the exceptionally small patient population affected by this ultra-rare disease.

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
•
Continuing to build and scale proprietary in-house analytics, process development, and manufacturing capabilities to support clinical and commercial supply.
•
Evaluating potential strategic partnerships or other transactions for certain non-core programs to enable continued development, regulatory approval, and commercialization.

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

Cardiovascular Programs

Danon disease

Danon disease (DD) is a rare X-linked inherited, multi-organ lysosomal-associated disorder with a devastating clinical course. The causative mutation has been identified in the gene encoding for lysosome-associated membrane protein, otherwise known as LAMP2, an important mediator of autophagy and primarily expressed in heart, skeletal muscle and brain tissue. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscles. Male patients typically die during adolescence or early adulthood from progressive heart failure in the absence of heart transplant. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of HF are not believed to modify progression to end-stage HF. Patients with end-stage HF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. It is estimated to have a prevalence of 15,000 to 30,000 patients in the U.S. and Europe.

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
•
KCCQ-12 is a patient-reported quality-of-life assessment that measures a patient’s perception of their HF symptoms, impact of disease on physical and social function, and the impact of their HF on overall health status and quality of life. Assessment scores range from 0 (very poor health status) to 100 (excellent health status). Changes in KCCQ-12 score of +/- 5 points are considered meaningful and have been shown to correlate with HF outcomes.
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

In September 2023, we announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for DD to support accelerated approval. The global, single-arm, multi-center Phase 2 pivotal trial is evaluating the efficacy and safety of RP-A501 in 12 patients with DD, including a pediatric safety run-in (n=2), with a natural history comparator and a dose level of 6.7 x 1013GC/kg. A global natural history study is also running concurrently to the Phase 2 pivotal trial and will serve as an external comparator.

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

Prior to the clinical hold, six patients with Danon disease were treated with RP-A501 in the Phase 2 study. Further updates on the Phase 2 study can be expected following review of data from the next three patients.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Plakophilin-2 related Arrhythmogenic cardiomyopathy, otherwise known as PKP2-ACM is an inheritable cardiac disorder caused by pathogenic variants in the PKP2 gene that is characterized by a high propensity for arrhythmias and sudden cardiac death. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was originally termed arrhythmogenic right ventricular dysplasia/cardiomyopathy or ARVD/C. However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of the PKP2 protein in the myocardium. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. The PKP2 protein is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. PKP2-ACM is most commonly diagnosed in young adults with the mean age presentation at 35 years old, and patients have a very high lifetime risk of ventricular arrhythmias, structural ventricular abnormalities, and SCD.

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

In June 2025, the Company received FDA clearance of an IND application for RP-A701, an AAVrh74-based gene therapy candidate for the treatment of BAG3-DCM. In July 2025, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-DCM. The first-in-human Phase 1 clinical trial will be a multi-center, dose-escalation study designed to evaluate the safety, biological activity, and preliminary efficacy of RP-A701 in adults with BAG3-DCM.

Hematology Programs

Leukocyte Adhesion Deficiency-I

LAD-I is a rare autosomal recessive disorder of white blood cell adhesion and migration caused by mutations in the ITGB2 gene, which encodes the beta-2 integrin component, CD18. Deficiency of CD18 impairs the ability of neutrophils (a subset of infection-fighting white blood cells) to exit the bloodstream and migrate to sites of infection. As with many rare diseases, precise estimates of incidence are difficult to determine; however, several hundred cases across the spectrum of severity have been reported to date. Most patients are believed to have the severe form of the disease, which is characterized by recurrent, life-threatening infections and substantial infant mortality in the absence of allogeneic hematopoietic stem cell transplantation (HSCT). Mortality for severe LAD-I has been reported to be 60% to 75% by age two without allogeneic HSCT.

KRESLADI™, formerly known as RP-L201 (marnetegragene autotemcel), is our gene therapy consisting of autologous (patient-derived) hematopoietic stem cells genetically modified with a LV to deliver a functional copy of the ITGB2 gene. The program has received RMAT, Rare Pediatric Disease, and Fast Track designations from the FDA, as well as PRIME and ATMP designations in the European Union, and Orphan Drug designations in both the U.S. and EU. KRESLADI™ was in-licensed from the Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (CIEMAT), Centro de Investigación Biomédica en Red de Enfermedades Raras, and Instituto de Investigación Sanitaria Fundación Jiménez Díaz. The lentiviral vector was developed in collaboration with University College London and CIEMAT.

An open-label, single-arm, global Phase 1/2 registration-enabling clinical trial of RP-L201 in severe LAD-I treated nine patients. Updated follow-up data presented in May 2024 at the ASGCT 27th Annual Meeting (data cut-off July 24, 2023) included 18- to 45-month follow-up. Compared to pre-treatment history, treated patients demonstrated reductions in significant infections requiring hospitalization or intravenous antimicrobials, along with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound healing. RP-L201 was generally well tolerated, with no new treatment-related safety events reported. All treated patients were alive without the need for allogeneic transplant at last follow-up, including those enrolled at less than 12 months of age who surpassed 24 months without transplant. Clinical outcome data from the nine patients treated with KRESLADI™ were published in the New England Journal of Medicine in May 2025.

In September 2023, the FDA accepted a Biologics License Application (BLA) for RP-L201 and granted priority review, with an initial PDUFA date of March 31, 2024. In February 2024, the FDA extended the review period by three months to June 30, 2024 to allow additional time to review clarifying CMC information. In June 2024, the FDA issued a complete response letter (CRL) requesting limited additional CMC information. In October 2025, the FDA accepted the Company’s resubmission of the BLA and assigned a PDUFA date of March 28, 2026.

On March 26, 2026, the FDA granted accelerated approval to KRESLADI™ for the treatment of severe LAD-I in pediatric patients with biallelic mutations in the ITGB2 gene who do not have a suitable HLA-matched sibling donor. The approval was based on an increase in neutrophil CD18 and CD11a surface expression. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial(s).

On April 26, 2026, the Company entered into a definitive agreement to sell its PRV that was originally issued in connection with the FDA’s approval of the BLA for KRESLADI™ for $180 million. The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Future Opportunities

In addition to the programs specified in this Quarterly Report, we are also conducting exploratory preclinical R&D. Research focus areas include the development of new candidates following our strategy outlined in “Overview” section.

cGMP Manufacturing

We have a 103,720 square foot manufacturing facility located in Cranbury, New Jersey. This facility supports clinical development of our pipeline of AAV gene therapy product candidates from discovery through pivotal trials, with space for potential future expansion and commercialization.

Financial Overview

Since our inception, we have devoted substantially all of our resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and R&D activities for our product candidates, and preparing for commercialization.

KRESLADI™ was approved by the FDA in March 2026 under the accelerated approval pathway; however, we have not yet generated revenue from product sales. Given the ultra-rare patient population and anticipated phased commercial rollout, we do not expect KRESLADI™ to generate material revenue in the near term.

From inception through March 31, 2026, we have raised net cash proceeds of approximately $1.2 billion from investors through equity and convertible debt financings to fund our operations.

In April 2026, the Company entered into an agreement to sell its PRV for $180 million, providing non-dilutive capital to support advancement of its cardiovascular gene therapy pipeline.

Revenue

We have not generated revenue from product sales to date. KRESLADI™ was approved by the FDA in March 2026 under the accelerated approval pathway; however, given the ultra-rare patient population and anticipated phased commercial rollout, we do not expect KRESLADI™ to generate material revenue in the near term.

If our development efforts for additional product candidates are successful and result in regulatory approvals or commercialization through third-party collaborations, we may generate revenue in the future from product sales or other arrangements.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Direct Expenses:
Danon Disease (AAV) RP-A501	$5,072	$886
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,710	1,811
Leukocyte Adhesion Deficiency (LV) RP-L201	1,684	4,003
Fanconi Anemia (LV) RP-L102	1,372	6,020
Pyruvate Kinase Deficiency (LV) RP-L301	417	1,090
Other product candidates	2,351	346
Total direct expenses	12,606	14,156
Unallocated Expenses:
Employee compensation	10,324	12,239
Stock-based compensation expense	4,307	4,388
Depreciation and amortization expense	1,283	1,864
Laboratory and related expenses	732	914
Professional fees	1,143	1,060
Other expenses	1,059	1,321
Total other research and development expenses	18,848	21,786
Total research and development expense	$31,454	$35,942

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

We expect R&D expenses to be significant for the foreseeable future as we continue to invest in R&D activities related to developing product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of R&D projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in commercial, executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to be significant for the foreseeable future due to anticipated significant headcount to support the continued advancement of our product candidates and our progression to commercial operations. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.2 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the three months ended March 31, 2026 was related to interest earned from investments and cash equivalents. Interest and other income for the three months ended March 31, 2025 was related to interest earned from investments and cash equivalents and reduced fair value of warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2026 compared to those disclosed in our 2025 Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$31,454	$35,942	$(4,488)
General and administrative	17,057	28,446	(11,389)
Total operating expenses	48,511	64,388	(15,877)
Loss from operations	(48,511)	(64,388)	15,877
Interest expense	(473)	(472)	(1)
Interest and other income, net	161	1,336	(1,175)
Accretion of discount on investments, net	1,229	2,190	(961)
Total other income, net	917	3,054	(2,137)
Net loss	$(47,594)	$(61,334)	$13,740

Research and Development Expenses

R&D expenses decreased $4.5 million to $31.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct material costs of $5.8 million, stock-based and other compensation and benefits expense of $2.0 million due to decreased R&D headcount. The decrease was partially offset by increases in clinical trial expenses of $2.8 million and professional fees of $0.6 million.

General and Administrative Expenses

G&A expenses decreased $11.4 million to $17.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in G&A expenses was primarily driven by decreases in legal expenses of $5.7 million as a result of legal litigation settlement in 2025, decrease in commercial preparation related expenses of $4.6 million due to lower headcount and lower spending on commercial launch, and stock-based and other compensation and benefit expenses of $2.8 million due to decreased G&A headcount. The decrease was partially offset by milestone related expenses of $2.4 million.

Other Income, Net

Other income decreased $2.1 million to $0.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in other income was primarily driven by decreases in interest and other income, net, of $1.2 million and accretion of discount on investments, net, of $1.0 million due to lower investment balance and interest rates year over year.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We incurred net losses of $47.6 million for the three months ended March 31, 2026, and $223.1 million for the year ended December 31, 2025. We have experienced negative cash flows from operations and as of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $1.49 billion and $1.44 billion, respectively. As of March 31, 2026, we had $144.4 million of cash, cash equivalents and investments. In April 2026, we entered into an agreement to sell our PRV for $180 million, providing non-dilutive capital to support advancement of the Company’s cardiovascular gene therapy pipeline and extend its operational runway. We believe that, based on our current operating plan, our existing cash, cash equivalents, and investments, together with the anticipated proceeds from the sale of the Company’s PRV, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2028. Since inception, we have financed our operations primarily through the sale of equity securities and continue to manage our capital resources in a disciplined manner with a focus on operational execution, strategic prioritization, and long-term sustainability.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(45,394)	$(55,790)
Net cash provided by (used in) investing activities	17,448	(58,035)
Net cash used in financing activities	(1)	-
Net decrease in cash, cash equivalents and restricted cash	$(27,947)	$(113,825)

Operating Activities

During the three months ended March 31, 2026, operating activities used $45.4 million of cash and cash equivalents, primarily resulting from our net loss of $47.6 million offset by net non-cash charges of $9.6 million, including non-cash stock-based compensation expense of $8.5 million, depreciation and amortization expense of $2.1 million, partially offset by accretion of discount on investments of $1.0 million. Changes in our operating assets and liabilities for the three months ended March 31, 2026 included a decrease in accounts payable and accrued expenses of $5.7 million and an increase in our prepaid expenses of $1.6 million.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $17.4 million, primarily resulting from proceeds of $66.3 million from the maturities of investments, offset by purchases of investments of $48.7 million, and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2025, net cash used by investing activities was $58.0 million, primarily resulting from proceeds of $82.3 million from the maturities of investments, offset by purchases of investments of $139.9 million, and purchases of property and equipment of $0.4 million.

Financing Activities

During the three months ended March 31, 2026, a minor amount of cash was used to pay down finance lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and investments of $144.4 million and $188.9 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in U.S. interest rates and our investments that can decline in value if market interest rates increase. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2026, the net effect on the net fair value of our investments would have resulted in a hypothetical decline of $0.2 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and our principal financial officer,evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:35-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned In re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, is brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claim that the lawsuit arises from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. Among other things, Plaintiffs allege that Defendants failed to disclose certain SAEs that impacted patients during the Phase 2 clinical trial and the introduction of a C3 inhibitor to the trial’s protocol and that Defendants purportedly lacked a viable trial design that could safely and effectively dose patients while managing the risk of serious adverse events. According to Plaintiffs, Rocket’s stock price was inflated as a result of these purported misstatements and omissions. We intend to vigorously defend against the consolidated amended complaint’s allegations. On January 30, 2026, the Company filed a motion to dismiss the consolidated amended complaint. The Plaintiffs response to the Company’s motion was filed on April 1, 2026 and the Defendants reply thereto is due on May 16, 2026. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

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

Item 1A. Risk Factors

Our material risk factors are disclosed in Item 1A of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ROCKET PHARMACEUTICALS, INC.

May 7, 2026	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

May 7, 2026	By:	/s/ Martin Wilson
Martin Wilson
General Counsel and Chief Corporate Officer
(Principal Financial Officer)