Form 10-Q
period 2026-06-30
ROCKET PHARMACEUTICALS, INC.
filed 2026-08-10
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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

As of July 31, 2026, there were 109,774,597 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	IV	Intravenous
AAV9	Adeno-associated virus serotype 9	IPR&D	In process research and development
ACM	Arrhythmogenic cardiomyopathy	KCCQ-12	Kansas City Cardiomyopathy Questionnaire-12
ASC	Accounting Standard Codification	LAD-I	Leukocyte Adhesion Deficiency-I
ASGCT	American Society of Gene & Cell Therapy	LAMP2	Lysosome-associated membrane protein 2
ATMP	Advanced Therapy Medicinal Product	LV	Lentiviral vector
BAG3	BCL2-associated athanogene 3	LVMI	Left ventricular mass index
BAG3-DCM	BCL2-associated athanogene 3 mutations associated with dilated cardiomyopathy	NYHA	New York Heart Association
BLA	Biologics License Application	PDUFA	Prescription Drug User Fee Act
BNP	Brain natriuretic peptide	PKD	Pyruvate Kinase Deficiency
Cantor	Cantor Fitzgerald & Co.	PKP2	Plakophilin-2
cGMP	Current Good Manufacturing Practice	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
cKO	conditional knockout	PRV	Rare Pediatric Disease Priority Review Voucher
CIRM	California Institute for Regenerative Medicine	PSU	Performance-Based Restricted Stock Unit
CMC	Chemistry Manufacturing Controls	PRIME	Priority Medicines
CODM	Chief Operating Decision Maker	R&D	Research and development
CRL	Complete Response Letter	Renovacor	Renovacor, Inc. acquired on December 1, 2022
CTIS	Clinical Trials Information System	RIF	Reduction in workforce
DCM	Dilated cardiomyopathy	RMAT	Regenerative Medicine Advanced Therapy
DD	Danon Disease	RSU	Restricted Stock Unit
DNA	Deoxyribonucleic acid	RTW	RTW Investments, L.P
EMA	European Medicines Agency	SAE	Serious Adverse Event
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in New York City	SCD	Sudden cardiac death
EU	European Union	SEC	Securities and Exchange Commission
Exchange Offer	Offer to eligible employees to exchange certain stock options between April 27, 2026 and May 26, 2026	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
FA	Fanconi Anemia	UCLA	University of California, Los Angeles
FDA	U.S. Food and Drug Administration	UCLB	UCL Business PLC
GMP	Good Manufacturing Practice	UCSD	The Regents of the University of California, San Diego
HF	Heart failure	UPC	Unitary Patent Court
HLA	Human Leukocyte Antigen	U.K.	United Kingdom
HNJ	Hospital Infantil de Niño Jesús	U.S.	United States
HSCT	Hematopoietic stem cell transplant	U.S. GAAP	U.S. Generally Accepted Accounting Principles
ICD	Implantable Cardioverter-Defibrillator	USPTO	U.S. Patent and Trademark Office
IND	Investigational New Drug application

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our ability to obtain additional funding to conduct our planned R&D efforts;
•
our ability to meet our anticipated milestones for our various drug candidates with respect to the initiation and timing of clinical studies;
•
federal, state, and non-U.S. regulatory requirements, including regulation of our current or any other future product candidates by the FDA;
•
the timing of and our ability to submit regulatory filings with the FDA and to obtain and maintain FDA or other regulatory authority approval of, or other action with respect to, our product candidates;
•
our competitors’ activities, including decisions as to the timing of competing product launches, pricing, and discounting;
•
whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval, or further development of any of our product candidates;
•
our ability to develop, acquire and advance product candidates into, enroll a sufficient number of patients into, and successfully complete, clinical studies, and our ability to apply for and obtain regulatory approval for such product candidates, within currently anticipated timeframes, or at all;
•
our ability to establish key collaborations and vendor relationships for our product candidates and any other future product candidates;
•
our ability to develop our sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates;
•
our ability to acquire additional businesses, form strategic alliances or create joint ventures and our ability to realize the benefit of such acquisitions, alliances, or joint ventures;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
the development of our direct manufacturing capabilities for our AAV programs;
•
our ability to expand our pipeline to target additional indications that are compatible with our genetic medicines technologies;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,507	$77,558
Investments	59,240	111,371
Prepaid expenses and other current assets	5,803	3,805
Total current assets	289,550	192,734
Property and equipment, net	25,099	28,170
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,341	1,340
Deposits	482	482
Operating lease right-of-use assets, net	3,190	3,210
Finance lease right-of-use asset, net	39,132	40,209
Total assets	$423,098	$330,449
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$28,341	$27,291
Operating lease liabilities, current	1,039	1,003
Finance lease liability, current	1,940	1,912
Total current liabilities	31,320	30,206
Operating lease liabilities, non-current	2,488	2,600
Finance lease liability, non-current	19,331	19,362
Other liabilities	1,129	1,060
Total liabilities	54,268	53,228
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 109,539,424 and 108,319,783 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,095	1,083
Additional paid-in capital	1,733,460	1,717,408
Accumulated other comprehensive loss	(106)	(31)
Accumulated deficit	(1,365,619)	(1,441,239)
Total stockholders’ equity	368,830	277,221
Total liabilities and stockholders’ equity	$423,098	$330,449

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	29,497	42,658	60,951	78,600
General and administrative	17,425	25,020	34,482	53,466
Restructuring	-	3,471	-	3,471
Total operating expenses	46,922	71,149	95,433	135,537
Loss from operations	(46,922)	(71,149)	(95,433)	(135,537)
Gain from sale of PRV	178,190	-	178,190	-
Interest expense	(473)	(473)	(946)	(945)
Interest and other income, net	347	483	508	1,819
Accretion of discount on investments, net	693	2,220	1,922	4,410
Earnings (losses) before Income Taxes	131,835	(68,919)	84,241	(130,253)
Provision for Income Taxes	(8,621)	-	(8,621)	-
Net income (loss)	$123,214	$(68,919)	$75,620	$(130,253)
Net income (loss) per share - basic	$1.09	$(0.62)	$0.67	$(1.18)
Net income (loss) per share - diluted	$1.08	$(0.62)	$0.66	$(1.18)
Weighted-average common shares outstanding - basic	112,844,880	111,019,647	112,491,433	110,559,113
Weighted-average common shares outstanding - diluted	114,513,964	111,019,647	114,329,763	110,559,113

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$123,214	$(68,919)	$75,620	$(130,253)
Other comprehensive loss:
Net unrealized gain (loss) on investments	6	(80)	(75)	(173)
Total comprehensive income (loss)	$123,220	$(68,999)	$75,545	$(130,426)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2026 and 2025

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2025	108,319,783	$1,083	$1,717,408	$(31)	$(1,441,239)	$277,221
Issuance of common stock pursuant to vesting of restricted stock units	803,888	8	(8)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(81)	-	(81)
Stock-based compensation	-	-	8,493	-	-	8,493
Net loss	-	-	-	-	(47,594)	(47,594)
Balance at March 31, 2026	109,123,671	1,091	1,725,893	(112)	(1,488,833)	238,039
Issuance of common stock pursuant to exercise of stock options	95,537	1	151			152
Issuance of common stock pursuant to vesting of restricted stock units	320,216	3	(3)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	6	-	6
Stock-based compensation	-	-	7,419	-	-	7,419
Net income	-	-	-	-	123,214	123,214
Balance at June 30, 2026	109,539,424	$1,095	$1,733,460	$(106)	$(1,365,619)	$368,830

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	1,068	1,690,547	(27)	(1,279,450)	412,138
Issuance of common stock pursuant to exercise of stock options	952,313	9	(9)	-	-	-
Issuance of common stock pursuant to vesting of restricted stock units	178,221	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(80)	-	(80)
Stock-based compensation	-	-	10,857	-	-	10,857
Return of related party short-swing profits	-	-	215	-	-	215
Net loss	-	-	-	-	(68,919)	(68,919)
Balance at June 30, 2025	107,884,420	$1,079	$1,701,608	$(107)	$(1,348,369)	$354,211

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$75,620	$(130,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,172	4,491
Amortization of finance lease right of use asset	1,077	1,077
Stock-based compensation	15,912	21,188
Accretion of discount on investments, net	(1,663)	(4,287)
Gain from sale of PRV, net	(178,190)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,998)	200
Accounts payable and accrued expenses	1,050	2,863
Operating lease liabilities and right of use assets, net	(56)	22
Finance lease liability	-	25
Other liabilities	69	(80)
Net cash used in operating activities	(85,007)	(104,754)
Investing activities:
Proceeds from sale of PRV, net	178,190	-
Purchases of investments	(63,531)	(192,620)
Proceeds from maturities of investments	117,250	166,760
Purchases of property and equipment	(101)	(414)
Net cash provided by (used in) investing activities	231,808	(26,274)
Financing activities:
Issuance of common stock pursuant to exercise of stock options	152
Return of related party short-swing profits	-	215
Finance lease liability	(3)	-
Net cash provided by financing activities	149	215
Net change in cash, cash equivalents and restricted cash	146,950	(130,813)
Cash, cash equivalents and restricted cash at beginning of period	78,898	164,997
Cash, cash equivalents and restricted cash at end of period	$225,848	$34,184

Supplemental disclosure of non-cash financing and investing activities:
Net unrealized loss on investments	$(75)	$(173)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

($ in thousands, except shares and per share data) (Unaudited)

1.
Nature of Business

Rocket Pharmaceuticals, Inc. (the “Company” or “Rocket”) is a fully integrated, commercial-stage biotechnology company advancing genetic medicines for rare and devastating diseases, with a strategic focus on inherited cardiovascular conditions. The Company’s prioritized development portfolio consists of AAV-based gene therapies for genetically defined cardiomyopathies, complemented by KRESLADI™, its first FDA-approved product, for the treatment of pediatric patients with severe LAD-I who have biallelic mutations in the ITGB2 gene and do not have a suitable HLA-matched sibling donor.

Rocket’s in vivo AAV vector-based cardiovascular portfolio includes a late-stage clinical program for Danon disease, a devastating heart failure condition resulting in thickening of the heart, and early-stage clinical programs for PKP2-arrhythmogenic cardiomyopathy (PKP2-ACM), a life-threatening heart failure disease causing ventricular arrhythmias and sudden cardiac death, and BAG3-associated dilated cardiomyopathy (BAG3-DCM), a heart failure condition that causes enlarged ventricles.

Rocket’s ex vivo LV vector-based hematology portfolio includes KRESLADI™, which received accelerated approval from the FDA in March 2026 for the treatment of eligible pediatric patients with severe LAD-I, as well as additional programs for Fanconi Anemia (FA) and Pyruvate Kinase Deficiency (PKD).

2.
Risks and Liquidity

The Company has not generated revenue from product sales to date. KRESLADI™ received FDA accelerated approval in March 2026. The Company is currently advancing commercial launch activities, including Qualified Treatment Center onboarding, manufacturing readiness, and patient access initiatives. Commercial product revenue will depend on the timing of treatment center activation and patient treatment. KRESLADI™ was approved under the FDA's accelerated approval pathway based on an increase in neutrophil CD18 and CD11a surface expression. Continued approval may be contingent upon verification and description of clinical benefit through ongoing clinical follow-up and additional post-marketing data collection.

Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development, technological uncertainty, uncertainty regarding patents and proprietary rights, having limited commercial manufacturing, marketing and sales experience, dependency on key personnel, compliance with government regulations, and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. The commercialization of KRESLADI™ is subject to significant operational, logistical and reimbursement-related risks. The delivery of autologous gene therapies requires complex coordination, including treatment center onboarding, manufacturing, and vein-to-vein logistics, which may impact the timing and pace of commercial adoption.

The Company's product candidates are in the development and clinical stage. There can be no assurance that the Company's research and development efforts will be successfully completed, that adequate protection for the Company's intellectual property will be obtained, that any additional products developed will obtain necessary government approval, or that any approved products will be commercially successful. Even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies.

In July 2025, the Company implemented a strategic corporate reorganization designed to align its resources with its highest-priority programs, namely, the AAV-based genetic medicines platform focused on cardiovascular diseases. As part of this effort, the Company reduced its workforce by approximately 30%.

The Company's consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations and had an accumulated deficit of $1.37 billion as of June 30, 2026. As of June 30, 2026, the Company had $283.7 million of cash, cash equivalents, and investments. In April 2026, the Company entered into an agreement to sell its PRV for $180 million, and the transaction closed in June 2026. The proceeds from the sale provided substantial non-dilutive capital, strengthened the Company's balance sheet, enhanced liquidity, and increased the Company's financial flexibility to execute on its focused cardiovascular genetic medicines strategy and other strategic priorities. The additional capital provides the Company with greater flexibility to advance its clinical, regulatory, manufacturing, and commercial priorities in support of its long-term strategic objectives. Based on the Company's current operating plan and its cash, cash equivalents, investments, including proceeds received from the PRV sale, the Company believes it has sufficient capital to fund operations into the second quarter of 2028.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of June 30, 2026 and the results of its operations and its cash flows for the six months ended June 30, 2026. The financial data and other information disclosed in these consolidated notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2025 Form 10-K with most significant policies also being listed here.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of R&D and G&A expenses, the valuation of equity transactions, stock-based awards, and valuation allowance on deferred tax assets. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

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

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 13 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$224,507	$77,558
Restricted cash	1,341	1,340
Total cash, cash equivalents and restricted cash	$225,848	$78,898

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of U.S. Treasury Securities. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2026 and 2025, there were no unrealized losses that were credit related. For the three and six months ended June 30, 2026, there were unrealized gain on investments of less than $0.1 million and unrealized loss of $0.1 million, respectively. For the three and six months ended June 30, 2025, there were net unrealized losses on investments of $0.1 million and $0.2 million, respectively.

Intangible Assets

Intangible assets consist of an indefinite lived intangible IPR&D asset. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount.

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

Net Income (Loss) Per Shares

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock options and the vesting of outstanding unvested RSUs, calculated using the treasury stock method. Dilutive earnings per share is not presented when it would be antidilutive to do so. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of June 30, 2026

ASU 2024-03: Expense Disaggregation Disclosures. This update requires disaggregated disclosure of income statement expenses. This update is effective for interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

ASU 2025-10: Government Grants Topic 832. This update adds guidance on the recognition, measurement and presentation of government grants. This update is effective for fiscal years beginning after December 15, 2028. The Company is evaluating the effect that ASU 2025-10 will have on its financial statements and disclosures.

ASU 2025-11: Interim Reporting Topic 270. This update is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This update is effective for interim periods with annual reporting periods beginning after December 15, 2027. The Company is evaluating the effect that ASU 2025-11 will have on its disclosures.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy as well as amortized cost of investments:

		Fair Value Measurements as of June 30, 2026, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$40,953	$40,953	$-	$-	$40,953
U.S. Treasury securities	-	-	-	-	-
	40,953	40,953	-	-	40,953

Investments:
U.S. Treasury securities	59,246	-	59,240	-	59,240
	59,246	-	59,240	-	59,240

Total assets	$100,199	$40,953	$59,240	$-	$100,193

		Fair Value Measurements as of December 31, 2025, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$22,090	$22,090	$-	$-	$22,090
U.S. Treasury securities	41,919	-	41,918	-	41,918
	64,009	22,090	41,918	-	64,008

Investments:
U.S. Treasury securities	111,309	-	111,371	-	111,371
	111,309	-	111,371	-	111,371

Total assets	$175,318	$22,090	$153,289	$-	$175,379

The amortized cost for marketable debt securities approximated its fair value and these securities matures within one year as of both June 30, 2026 and December 31, 2025.

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

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Laboratory equipment	$32,239	$32,138
Machinery and equipment	12,133	12,133
Computer equipment	1,015	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,327
Internal use software	1,903	1,903
	57,394	57,293
Less: accumulated depreciation and amortization	(32,295)	(29,123)
Total property and equipment, net	$25,099	$28,170

During the three and six months ended June 30, 2026, the Company recognized $1.6 million and $3.2 million of depreciation and amortization expense, respectively. During the three and six months ended June 30, 2025, the Company recognized $2.0 million and $4.5 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor with a carrying value of $25.2 million as of June 30, 2026 and December 31, 2025.

The carrying value of goodwill as of June 30, 2026 and December 31, 2025 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Research and development	$9,400	$10,302
Employee compensation	7,069	12,294
Professional fees	1,903	2,318
Restructuring	-	46
Income taxes	8,621	-
Other	1,348	2,331
Total accounts payable and accrued expenses	$28,341	$27,291

8.
Stockholders’ Equity

At-the-Market Offering Program

On March 10, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares having an aggregate price of up to $100 million through Cantor as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on March 10, 2026, in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cantor a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. Through June 30, 2026, the Company has not sold any shares under the at-the-market offering program.

9.
Stock-Based Compensation

Stock Option Exchange Program

On April 27, 2026, the Company commenced an offer to exchange certain eligible stock options held by eligible employees of the Company for new stock options (the “Exchange Offer”). Members of the Company’s board of directors, the Company’s executive officers at the EVP-level and above and past or present advisers, consultants, contractors or former employees of the Company were not eligible to participate. The Exchange Offer expired on May 26, 2026.

Under the Exchange Offer, 157 eligible employees elected to exchange, and the Company accepted for cancellation eligible stock options to purchase an aggregate of 1,376,937 shares of our common stock, representing approximately 94.6% of the total shares of common stock underlying eligible options. Immediately following the expiration of the Exchange Offer, the Company granted replacement stock options to purchase an aggregate of 686,137 shares of our common stock. The exercise price of the replacement stock options was $3.00 per share, which was the closing price of the Company’s common stock on May 26, 2026. The replacement stock options are subject to new vesting schedules based on continued service.

The exchange of stock options was subject to modification accounting under ASC 718. Modifications to share-based awards were treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value was based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, calculated using the lattice option pricing model.The incremental share-based compensation resulting from the modification was $0.2 million, which will be recognized together with any unrecognized compensation cost remaining on the exchanged options over the remaining requisite service period of the modified awards.

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	2.99%	4.31%
Expected term (in years)	4.24	5.42
Expected volatility	71.87%	71.68%
Expected dividend yield	0.00%	0.00%
Exercise price	$4.25	$10.51
Fair value of common stock	$4.25	$10.51

The following table summarizes stock option activity for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2025	12,163,019	$19.98	4.53	706
Granted	3,433,942	4.25	7.96
Exercised	(95,537)	1.59
Cancelled or forfeited	(2,036,132)	23.45
Outstanding as of June 30, 2026	13,465,292	$15.58	4.99	1,106

Options vested and exercisable as of June 30, 2026	8,635,055	$21.66	3.04	$136
Options unvested as of June 30, 2026	4,830,237	$4.71	8.48	$970

The weighted average grant-date fair value per share of stock options granted outside the stock option exchange program during the six months ended June 30, 2026, and 2025 was $3.14 and $5.86, respectively.

The total grant date fair value of options vested during the six months ended June 30, 2026 and 2025 was $5.1 million and $18.8 million, respectively.

Total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.1 million and $6.9 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2025	5,000,566	$6.51
Granted	4,338,039	4.19
Vested(1)	(1,351,771)	8.22
Forfeited	(691,375)	6.18
Unvested as of June 30, 2026	7,295,459	$4.84

(1) Includes 227,667 vested shares for the six months ended June 30, 2026, that were not distributed until July 2026.

The total grant date fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $11.1 million and $11.1 million, respectively.

The total distribution date fair value of RSUs distributed during the six months ended June 30, 2026 and 2025 was $4.3 million and $3.9 million, respectively.

Performance-Based Restricted Stock Units

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$2,536	$5,454	$6,084	$11,361
RSUs	4,883	5,403	9,828	9,827
Total stock-based compensation expense	$7,419	$10,857	$15,912	$21,188

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,492	$4,821	$7,799	$9,209
General and administrative	3,927	6,036	8,113	11,979
Total stock-based compensation expense	$7,419	$10,857	$15,912	$21,188

As of June 30, 2026, the Company had an aggregate of $44.1 million of unrecognized stock-based compensation expense related to stock options and RSU grants, which is expected to be recognized over a weighted average period of 1.95 years.

10.
Warrants

A summary of the warrants outstanding as of June 30, 2026 is as follows:

Exercise Price	Outstanding	Grant/Assumption Date	Expiration Date
$57.11	603,386	December 21, 2020	December 21, 2030
$33.63	301,291	August 9, 2021	August 9, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$22.51	153,155	December 17, 2021	December 17, 2031
$65.23	760,086	December 1, 2022	September 2, 2026
$0.01	3,126,955	September 15, 2023	N/A
$0.01	400,000	December 12, 2024	N/A
Total	5,498,028

Warrants Issued in Public Offerings

In 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common stock, respectively at a price of $0.01 per share. The pre-funded warrants were acquired by funds affiliated with RTW.

11.
Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$123,214	$(68,919)	$75,620	$(130,253)
Denominator:
Weighted-average common shares outstanding - basic	112,844,880	111,019,647	112,491,433	110,559,113
Effect of dilutive securities	1,669,084	-	1,838,330	-
Weighted-average common shares outstanding - diluted	114,513,964	111,019,647	114,329,763	110,559,113
Net income (loss) per share
Net income (loss) per share - basic	$1.09	$(0.62)	$0.67	$(1.18)
Net income (loss) per share - diluted	$1.08	$(0.62)	$0.66	$(1.18)

For the three and six months ended June 30, 2026 and 2025, the Company included the 3,126,955 potential shares from pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise. The Company used the treasury stock method for the effect of dilutive securities from RSUs and stock options.

For the three and six months ended June 30, 2026, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended June 30, 2026. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share. For the three and six months ended June 30, 2025, the Company recorded a net loss and, as such, diluted loss per share is the same as basic loss per share, as the inclusion of any potentially dilutive securities would be antidilutive. Stock options, RSUs, and PSUs that could potentially dilute basic EPS in the future were excluded from the computation of diluted loss per share because their effect would be antidilutive.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants exercisable for common shares	1,971,073	1,971,073	1,971,073	1,971,073
Options to purchase common shares	13,148,949	16,362,169	13,027,851	16,362,169
RSUs and PSUs	3,363,715	4,419,582	3,229,942	4,419,582
Excluded from diluted net income (loss) per share	18,483,737	22,752,824	18,228,866	22,752,824

12.
Income Taxes

For the three and six months ended June 30, 2026, the Company recorded income tax expense of $8.6 million and $8.6 million, respectively, compared to $0 for the same periods in 2025. The tax provision for the three and six months ended June 30, 2026 was primarily attributable to tax on the gain from the sale of a Priority Review Voucher, partially offset by the release of a valuation allowance associated with the expected utilization of current-year and certain historical tax attributes against that gain.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Operating Leases

During the year ended December 31, 2025, the Company was negotiating a sublease of the ESB lease and determined that the changes in the intended use of the lease represented an impairment indicator as negotiations indicated that the carrying value of the right-of-use asset may not be recoverable. This resulted in a right-of-use asset impairment charge of approximately $0.3 million in 2025. The ESB sublease was completed in April 2026. In conjunction with the completion of the sublease, the Company received a security deposit of approximately $0.1 million. Rental income received under the sublease agreement was less than $0.1 million for the three and six months ended June 30, 2026.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

In connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements was less than $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively.

Rent expense excluding rental income was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Rent expense excluding rental income was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of June 30, 2026 and December 31, 2025 was $0.8 million.

The following table summarizes lease cost for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Lease cost	2026	2025
Operating lease cost	$454	$523
Finance lease cost:
Amortization of right of use asset	1,077	1,077
Interest on lease liabilities	946	945
Total lease cost	$2,477	$2,545

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	Amounts
2026 (six months)	$513
2027	872
2028	638
2029	627
2030	557
Thereafter	1,323
Total lease payments	$4,530
Less: interest	(1,003)
Total operating lease liabilities	$3,527

The following table summarizes the future lease payments of the Company’s finance lease liability on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	Amounts
2026 (six months)	$963
2027	1,969
2028	2,028
2029	2,089
2030	2,152
Thereafter	36,763
Total lease payments	$45,964
Less: interest	(24,693)
Total finance lease liability	$21,271

The following table summarizes the operating and financing lease liabilities and right-of-use assets as of June 30, 2026 and December 31, 2025:

Leases	June 30, 2026	December 31, 2025
Operating right-of-use assets	$3,190	$3,210

Operating current lease liabilities	$1,039	$1,003
Operating noncurrent lease liabilities	2,488	2,600
Total operating lease liabilities	$3,527	$3,603

Finance right-of-use assets	$39,132	$40,209

Finance current lease liability	$1,940	$1,912
Finance noncurrent lease liability	19,331	19,362
Total finance lease liability	$21,271	$21,274

	Six Months Ended June 30,
Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$510	$500
Cash flows from finance lease	$948	$921

	As of June 30,
	2026	2025
Weighted-average remaining lease term - operating leases	5.7 years	6.4 years
Weighted-average remaining lease term - finance lease	18.2 years	19.2 years
Weighted-average discount rate - operating leases	8.94%	8.83%
Weighted-average discount rate - finance lease	8.96%	8.96%

OK

14.
Commitments and Contingencies

Litigation

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against the Company and certain of its executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:25-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned in re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, is brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claim that the lawsuit arises from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. Among other things, Plaintiffs allege that Defendants failed to disclose certain SAEs that impacted patients during the Phase 2 clinical trial and the introduction of a C3 inhibitor to the trial’s protocol and that Defendants purportedly lacked a viable trial design that could safely and effectively dose patients while managing the risk of serious adverse events. According to Plaintiffs, Rocket’s stock price was inflated as a result of these purported misstatements and omissions. We intend to vigorously defend against the consolidated amended complaint’s allegations. On January 30, 2026, the Company filed a motion to dismiss the consolidated amended complaint. The Plaintiffs response to the Company’s motion was filed on April 1, 2026 and the Defendants reply was filed on May 15, 2026. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

On October 22, 2025, a putative derivative action was filed in the United States District Court for the District of New Jersey, naming as defendants certain of the Company’s officers and current or former directors. The complaint, which names the Company as a nominal defendant, alleges that the defendants engaged in wrongful conduct during the period from September 17, 2024, through May 26, 2025. The allegations in the complaint largely parallel those made in the previously filed putative securities class action complaints, with additional allegations regarding a purported lack of internal controls and alleged insider trading. The complaint seeks declaratory relief, an award of damages to the Company, an order directing the Company and the individual defendants to institute certain requested corporate governance reforms, restitution from the individual defendants, and costs and disbursements related to the lawsuit. The parties agreed to stay all proceedings in the putative derivative action until any motions to dismiss the putative securities class action are resolved, and on December 22, 2025, the court approved the parties’ stipulation to that effect. The Company intends to vigorously defend the litigation. The Company will pay the legal fees related to the putative derivative action against the Company’s officers and directors. Given the nature of the litigation, including the fact that it is in its early stages, the Company is unable to predict its ultimate outcome or estimate the range of potential loss, if any.

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

16.
CIRM Grants

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based genetic medicines, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the three and six months ended June 30, 2026, the Company did not receive any grants. During the three and six months ended June 30, 2025, the Company received grants of $0 and $2.7 million, respectively, which were recorded as a reduction of R&D expenses. Through June 30, 2026, the Company has received total RP-A501 grants of $5.0 million from CIRM. No additional milestones were met during the six months ended June 30, 2026.

17.
Related Party Transactions

In February 2025, the Company entered into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s research and development activities. As compensation for services rendered during 2025, the consultant received $125,000 in cash and $125,000 of RSUs valued as of the closing price on March 3, 2025 which cliff vested on December 31, 2025. The agreement ended on December 31, 2025. The board member was paid approximately $50,000 for the period ended June 30, 2025 for services provided under the consulting agreement.

In February 2026, the Company entered into an agreement to receive services from a firm whose CEO and founder is the spouse of the same board member. As compensation for services being rendered during 2026, the firm received a total of $65,000.

In July 2026, the Company entered into a consulting agreement with one of the Company’s board members for services related to the Company’s strategic and financial activities. As compensation for services rendered, the consultant was granted 150,000 RSUs with a grant date of August 3, 2026. One-third of the RSUs shall vest on the first anniversary of the grant date and the remaining RSUs will vest in equal quarterly installments over the following two years. The agreement will terminate on August 3, 2029, unless terminated earlier by the Company for cause or voluntarily by consultant.

18.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and six months ended June 30, 2026, was $0.3 million and $0.7 million, respectively. The Company’s matching contributions for the three and six months ended June 30, 2025, were $0.7 million and $1.2 million, respectively.

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

The table below is a summary of the segment income (loss), including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	29,497	42,658	60,951	78,600
Non-commercial general and administrative	13,665	17,042	27,766	37,657
Commercial general and administrative	3,760	7,978	6,716	15,809
Restructuring	-	3,471	-	3,471
Total operating expenses	46,922	71,149	95,433	135,537
Loss from operations	(46,922)	(71,149)	(95,433)	(135,537)
Gain on sale of PRV	178,190	-	178,190	-
Interest expense	(473)	(473)	(946)	(945)
Interest and other income, net	347	483	508	1,819
Accretion of discount on investments, net	693	2,220	1,922	4,410
Earnings (losses) before Income Taxes	131,835	(68,919)	84,241	(130,253)
Provision for Income Taxes	(8,621)	-	(8,621)	-
Net Segment income (loss) and Net income (loss)	$123,214	$(68,919)	$75,620	$(130,253)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions regarding future spending. Net income (loss) is used to monitor budget versus actual results. The CODM also uses net income (loss) in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation. The measure of segment assets is reported on the balance sheet as total assets.

20.
Restructuring

In June 2025, the Company’s Board of Directors approved a restructuring plan to prioritize investments in its AAV platform and reduce overall cash spending, which was communicated to employees before the end of June 2025. The restructuring included a reduction of the Company’s workforce by approximately 70 employees.

As a result of the restructuring, the Company incurred aggregate charges of approximately $3.5 million in June 2025, based on initial estimated restructuring costs related to severance and employee termination costs. This estimate was later reduced in the second half of 2025 to approximately $3.2 million of restructuring costs that were paid out over multiple months.

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance	$46	$-
Restructuring charges incurred during the period	-	3,471
Restructuring charges eliminated during the period	(46)	-
Ending balance	$-	$3,471

21.
Gain on Sale of Priority Review Voucher

On April 26, 2026, the Company entered into a definitive agreement to sell its PRV that was originally issued in connection with the FDA’s approval of the BLA for KRESLADI™ for $180 million. The Company announced the closing of the transaction on June 12, 2026, and the Company recognized a net gain of $178.2 million related to the sale.

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

Business Highlights

During the second quarter of 2026, Rocket continued executing on its strategy to advance a focused portfolio of genetic medicines for inherited cardiovascular diseases, while progressing commercialization of its first approved product. The Company strengthened its balance sheet through the completed monetization of its Rare Pediatric Disease Priority Review Voucher (PRV), continued advancing its late-stage Danon disease program following resumption of dosing, progressed development across its cardiovascular pipeline, and continued commercial launch preparations for KRESLADI™.

Major developments during the quarter included:

•
Completion of the $180 million sale of the Company's Rare Pediatric Disease Priority Review Voucher (PRV), providing substantial non-dilutive capital to support the Company's strategic priorities.
•
Continued advancement of the RP-A501 Phase 2 pivotal Danon disease study following resolution of the FDA clinical hold and resumption of patient dosing.
•
Continued execution across the Company's cardiovascular genetic medicines portfolio, including advancement of the RP-A501 (Danon disease), RP-A601 (PKP2-ACM) and RP-A701 (BAG3-DCM) programs.
•
Continued commercial launch activities for KRESLADI™, including Qualified Treatment Center onboarding, manufacturing readiness, patient identification, reimbursement planning, and commercial infrastructure development.

The second quarter of 2026 reflected continued execution against the Company's strategic priorities. Management remained focused on advancing its lead cardiovascular genetic medicines programs, preparing for the commercial launch of KRESLADI™, strengthening the Company's financial position through completion of the PRV monetization transaction, and maintaining disciplined execution across clinical, regulatory, manufacturing, and commercial activities.

Overview

Rocket Pharmaceuticals is a fully integrated, commercial-stage biotechnology company advancing genetic medicines for rare and devastating diseases, with a strategic focus on inherited cardiovascular conditions. Our prioritized development portfolio includes AAV-based gene therapies targeting genetically defined cardiomyopathies, complemented by KRESLADI™, our first FDA-approved product, for the treatment of pediatric patients with severe LAD-I who have biallelic mutations in the ITGB2 gene and do not have a suitable HLA-matched sibling donor. Our capabilities span clinical development, regulatory execution, manufacturing and commercialization, supported by in-house research and development expertise and AAV cGMP manufacturing infrastructure.

The Company’s activities during the quarter reflect continued execution across our prioritized cardiovascular genetic medicines programs, alongside commercial readiness activities for KRESLADI™. Given the ultra-rare patient population and anticipated phased commercial rollout, the Company does not expect KRESLADI™ to generate material revenue in the near term.

We aim to develop and commercialize genetic medicines that address the underlying causes of rare and devastating diseases with significant unmet need. Our current development strategy is centered on inherited cardiovascular diseases, where our scientific, clinical, manufacturing and regulatory capabilities may support a portfolio of differentiated and potentially first- or best-in-class therapies.

In July 2025, we announced a strategic corporate reorganization and pipeline prioritization initiative designed to maximize near-term value creation, extend our operational runway, and position the Company for sustainable long-term growth. The initiative concentrated development resources on advancing our AAV-based cardiovascular genetic medicines portfolio and supporting the submission of our response to the FDA’s CRL for KRESLADI™. As part of this strategic realignment, we de-prioritized further development activities related to our FA and PKD programs and implemented a workforce reduction of approximately 30%.

In March 2026, KRESLADI™ (marnetegragene autotemcel) received accelerated approval from the FDA for the treatment of pediatric patients with severe LAD-I who have biallelic mutations in the ITGB2 gene and do not have a suitable HLA-matched sibling donor. In connection with the approval, the Company was awarded a PRV and, in April 2026, entered into a definitive agreement to sell the PRV for $180 million. The transaction closed in June 2026. The Company intends to pursue a focused commercial strategy for KRESLADI™ that is appropriately scaled to the exceptionally small patient population affected by this ultra-rare disease.

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
•
Strategic Focus on Rare Cardiovascular Indications: Our near-term research and development investments are focused on applying our AAV capabilities to genetically defined cardiovascular diseases. Collectively, our clinical cardiovascular genetic medicines programs address genetically defined forms of hypertrophic, arrhythmogenic and dilated cardiomyopathy, representing three major categories of inherited heart disease with significant unmet need.
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

In the near- and medium-term, we are focused on:

•
Advancing our portfolio of product candidates targeting monogenic cardiovascular diseases with substantial unmet need across stages of clinical development.
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
•
Evaluate opportunities to expand our cardiovascular genetic medicines portfolio into additional genetically defined indications that are compatible with our AAV capabilities and core strategy.
•
Pursue potential eligibility for FDA priority review voucher programs.

Genetic Medicines Overview

Genetic medicines are a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by genetic mutations. Currently available therapies for many genetic diseases focus on administration of large proteins or enzymes and typically address only the symptoms of the disease. Genetic medicines aim to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene sequence directly into the patient’s cells, offering the potential for curing the genetic disease, rather than simply addressing symptoms.

We are developing genetic medicine product candidates utilizing modified, non-pathogenic viruses as delivery vehicles. Viruses are inherently effective for gene delivery due to their natural ability to enter cells and deliver genetic material. In engineering our viral vectors, the native viral genes are removed and replaced with a functional copy of the missing or mutated gene responsible for a patient’s genetic disorder. This functional copy, known as the therapeutic gene or “transgene,” is introduced through a process known as transduction. Once modified, the virus is termed a “viral vector,” capable of delivering the transgene to targeted tissues or organs.

We are advancing genetic medicine programs using two primary vector approaches: adeno-associated virus (AAV) vectors and lentiviral (LV) vectors. We believe our AAV- and LV-based programs have the potential to provide meaningful and durable therapeutic benefit by addressing the underlying genetic cause of disease. Our genetic medicine product candidates are administered either (1) in vivo, in which an AAV vector is delivered directly to the patient, either systemically or through targeted tissue delivery, to enable in situ transduction of the desired cell populations, or (2) ex vivo, in which a patient’s hematopoietic stem cells (HSCs) are collected, genetically modified with an LV vector in a controlled laboratory environment, and then reinfused into the patient.

We believe that scientific advances, clinical progress, and the greater regulatory acceptance of genetic medicines have created a promising environment to advance genetic medicine products as these products are being designed to restore cell function and improve clinical outcomes, which in many cases include prevention of death at an early age. The FDA approval of several genetic medicines in recent years indicates that there is a regulatory pathway forward for genetic medicine products.

Pipeline Overview

The chart below shows the current phases of development of our programs and product candidates:

The Company has global commercialization and development rights to these products and product candidates under internally developed intellectual property rights and royalty-bearing license agreements.

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

RP-A501 is our investigational genetic medicine for the treatment of DD and consists of a recombinant adeno-associated serotype 9 (AAV9) capsid containing a full-length, wild-type version of the human LAMP2B transgene which is administered as a single intravenous (IV) infusion. RP-A501 holds FDA RMAT, Fast Track, Rare Pediatric, and Orphan Drug designations in the U.S. along with ATMP and PRIME designations in the EU.

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

We conducted a variety of efficacy assessments in the Phase 1 clinical study to measure the prospect of benefit for patients. These assessments included the following:

•
LAMP2 protein expression in endomyocardial biopsy samples is measured via both immunohistochemistry and Western blot and confirms the presence of LAMP2 protein in DD cardiac tissue following RP-A501 treatment.
•
Measurements of heart thickness, most notably, left ventricular mass and maximal left ventricular wall thickness, indicate the degree of hypertrophy present in the heart
•
High sensitivity troponin I or hs-TnI and BNP are blood-based biomarkers of heart failure and cardiac injury. Both are frequently elevated in DD patients and have been shown to be markedly elevated in patients with advanced stage disease.
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

As previously announced, a patient receiving therapy in the high dose cohort (1.1e14 gc/kg dose) had progressive HF and underwent a heart transplant at month five following therapy. This patient had more advanced disease than the four other adult/older adolescent patients who received treatment in the low and high dose cohorts, as evidenced by diminished baseline left ventricular ejection fraction (32%) on echocardiogram and markedly elevated left ventricle filling pressure prior to treatment. The patient’s clinical course was characteristic of DD progression. The patient is doing well post-transplant.

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

In November 2024, we announced positive results and presented long-term safety and efficacy results of the Phase 1 study at the American Heart Association’s 2024 Late-Breaking Science sessions and simultaneously published these data in the New England Journal of Medicine. The long-term safety and efficacy results from the Phase 1 RP-A501 study showed that RP-A501 was generally well tolerated and all evaluable DD patients demonstrated LAMP2 protein expression at 12 months (sustained up to 60 months) and reduction of left ventricular mass index by ≥10% at 12 months (sustained up to 54 months) after treatment. Results from the Phase 1 DD trial represent one of the first and most comprehensive investigational genetic medicine datasets for any cardiac condition.

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

Collectively, these findings continue to support evidence of biologic activity, favorable long-term durability, and clinically meaningful improvements across multiple measures of disease. All evaluable patients in the Phase 1 trial demonstrated:

•
Cardiac LAMP2 protein expression at 12 months and thereafter;
•
Reduction or stabilization of left ventricular mass index (LVMI) – the median reduction from baseline to most recent visit of 24% (for the ongoing pivotal Phase 2 trial, a 10% reduction in LVMI and positive protein expression of Grade 1 or more are co-primary endpoints);
•
Preservation of normal left ventricular ejection fraction (LVEF);
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

In September 2023, we announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for DD to support accelerated approval. The global, single-arm, multi-center Phase 2 pivotal trial is evaluating the efficacy and safety of RP-A501. A global natural history study is also running concurrently with the Phase 2 pivotal trial.

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

Drug product for the Phase 2 study is being produced in-house at our GMP manufacturing facility in Cranbury, New Jersey. We have successfully produced multiple Danon AAV cGMP batches at this facility since 2022.

In January 2024, we received CTIS approval to include clinical trial sites in certain EU Member States.

In September 2024, we announced completion of enrollment of 12 patients in the Phase 2 study across sites in the U.S. and EU.

In May 2025, two patients participating in the Phase 2 pivotal study of RP-A501 each experienced an unexpected SAE. The SAEs involved clinical complications related to a capillary leak syndrome resulting in multi-organ damage; one patient died as a result of these complications following an acute systemic infection. Rocket voluntarily paused further Phase 2 study dosing in the U.S. and EU, and the FDA subsequently placed the trial on clinical hold on May 23, 2025 to allow for further evaluation. In August 2025, the FDA lifted the clinical hold on the Phase 2 pivotal study following an investigation which concluded that the SAEs were likely the result of the combination of the C3 complement inhibitor introduced into the immunomodulation regimen and RP-A501. The FDA authorized resumption of the Phase 2 pivotal study with a recalibrated dose of 3.8 x 10¹³ GC/kg of RP-A501 along with the first three patients to be treated sequentially with a minimum four-week interval between each treatment. This adjusted dose aligns with the lower range of administered doses that were associated with efficacy across multiple biomarkers, electrocardiogram and clinical endpoints in the Phase 1 study.

Prior to the clinical hold, six patients with Danon disease were treated with RP-A501 in the Phase 2 study. Following resumption of dosing under the modified protocol, the initial three patients treated under the modified protocol received RP-A501 sequentially at the recalibrated dose of 3.8 × 10¹³ GC/kg together with a refined immunomodulatory regimen. As of August 3, 2026, no thrombotic microangiopathy, capillary leak syndrome or other significant safety concerns had been observed in these patients. The Company is actively engaging with the FDA to align on the path to dosing additional patients and completing the pivotal Phase 2 trial and expects to provide an update on the regulatory pathway in the second half of 2026. The Company also remains on track to provide a comprehensive Danon disease program update in the second half of 2026.

Plakophilin-2 Arrhythmogenic Cardiomyopathy

Plakophilin-2 related arrhythmogenic cardiomyopathy, otherwise known as PKP2-ACM, is an inherited cardiac disorder caused by pathogenic variants in the PKP2 gene and characterized by life-threatening ventricular arrhythmias, cardiac structural abnormalities, and sudden cardiac death. Most commonly, the cardiomyopathy initially manifests in the right ventricular free wall, so the disease was originally termed arrhythmogenic right ventricular dysplasia/cardiomyopathy or ARVD/C. However, since left dominant and biventricular forms have also been observed, this has led more recently to the use of the term ACM. Mutations in the PKP2 gene comprise the most frequent genetically identified etiology of familial ACM. Patients with mutations in PKP2 are typically heterozygous and demonstrate reduced expression of the PKP2 protein in the myocardium. PKP2 encodes for the protein Plakophilin-2, which is a component of the desmosome, an intercellular complex involved in cell-cell adhesion. The PKP2 protein is also involved in transcriptional regulation of calcium signaling between cardiomyocytes. PKP2-ACM is most commonly diagnosed in young adults, with a mean age at presentation of 35 years. Patients have a very high lifetime risk of life-threatening ventricular arrhythmias, with annual event rates of approximately 5% to 10% and rates as high as 10% to 20% among higher-risk patients (e.g., those with ICDs).

There are no specific medical therapies that have been shown to be highly effective for ACM, and current treatment protocols follow standard ventricular arrhythmia and cardiomyopathy/heart failure guidelines, which involve lifestyle modifications (e.g. exercise limitation) and include drug treatments such as beta blockers, anti-arrhythmics and diuretics. The use of these therapies is driven by the arrhythmia burden and severity of cardiomyopathy. These therapies do not modify the course of the disease and generally provide only symptomatic and/or palliative support. Upon diagnosis, a substantial percentage of patients receive an ICD for primary or secondary prevention of ventricular arrhythmias and SCD. Of note, ICDs are not curative, and breakthrough life-threatening arrhythmias may persist with ongoing risk of death. Furthermore, ICDs do not prevent the progression to end-stage HF. ICD firings, although lifesaving, are physically and emotionally traumatic events. Patients whose condition progresses to end-stage HF are considered for cardiac transplantation which, while curative of underlying disease, is associated with significant morbidity and mortality. Hence, there exists a high unmet medical need in this population. PKP2-ACM is estimated to have a prevalence of 50,000 patients in the U.S. and the EU.

RP-A601 is our investigational genetic medicine for the treatment of PKP2-ACM and consists of a recombinant adeno-associated serotype rh74 capsid containing a functional version of the human PKP2 transgene (AAVrh74.PKP2) which is administered as a single IV infusion. RP-A601 holds FDA RMAT and Fast Track designations in the US and Orphan Drug designations in both the U.S. and EU.

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

Enrollment in the U.S. Phase 1 study is ongoing, and the trial remains open and actively enrolling to further characterize biological activity across a broader range of disease severity. The ongoing single-arm, open-label, multi-center Phase 1 study is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. To date, three patients have been treated in the study to assess the impact of RP-A601 on PKP2 myocardial protein expression, arrhythmia burden, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and SCD. Patients in the Phase 1 study received a single dose of RP-A601 at 8 x 1013 GC/kg. We are continuing to work closely with the FDA to advance alignment on the design and potential endpoints of a pivotal Phase 2 trial intended to further evaluate the safety and efficacy of RP-A601 in this patient population.

In May 2025, we presented preliminary data from the Phase 1 study of RP-A601 for adult patients with PKP2-ACM at the ASGCT 28th Annual Meeting in the Late-Breaking Scientific Sessions. Initial data from the Phase 1 study (safety cut-off May 6, 2025; efficacy cut-off April 2025) showed that RP-A601 was generally well-tolerated with no dose-limiting toxicities observed in all patients followed for up to 12 months. Most treatment-emergent adverse events were mild or moderate in severity and self-limited. One patient experienced an SAE that was believed to be associated with the immunomodulatory regimen and resolved without clinical sequelae within two months after treatment.

Cardiac biopsies showed RP-A601 increased PKP2 protein expression in all three patients. In the patients with low baseline PKP2 expression (n=2), improvements in PKP2 protein expression relative to total cell protein were approximately 110% and 398%, respectively, from baseline to six months follow-up. In all three patients, RP-A601 promoted desmosome localization of PKP2 and associated transmembrane intercalated disc proteins between 3 and 12 months after treatment. In addition, preliminary observations suggest potential improvement or stabilization in arrhythmia burden, cardiac function, and quality of life, although these findings are based on a limited number of patients and require further evaluation. Based on available data to date, we have selected 8 x 10¹³ GC/kg as the dose to be further evaluated in subsequent clinical development, and we do not currently plan to evaluate higher dose levels in this study. Collectively, these findings continue to support the Company's disease-modifying approach for genetically defined arrhythmogenic cardiomyopathy and further inform ongoing development of the program.

BAG3 Dilated Cardiomyopathy

Dilated cardiomyopathy is the most common form of cardiomyopathy and is characterized by enlargement of the heart chambers and progressive impairment of cardiac function. Pathogenic variants in the BAG3 gene are among the more common genetic causes of familial DCM and are associated with early-onset, progressive heart failure, significant morbidity and mortality. The prevalence of BAG3-associated DCM in the United States is estimated to be as many as 30,000 individuals.

There are currently no approved therapies specifically indicated for the treatment of BAG3-associated DCM. Current medical management follows guideline-directed therapy for heart failure with reduced ejection fraction and may include pharmacologic therapy, implantable cardiac devices, catheter ablation and, in advanced cases, heart transplantation. Although heart transplantation may be lifesaving, it is not curative and is associated with substantial morbidity and mortality.

RP-A701 is our investigational AAVrh.74-based genetic medicine for the treatment of BAG3-associated DCM. RP-A701 is designed to deliver a functional BAG3 gene to cardiomyocytes with the goal of restoring BAG3 protein expression and addressing the underlying genetic cause of disease.

Previously completed nonclinical efficacy studies in a BAG3 knockout mouse model, in which treatment was initiated following disease onset, demonstrated dose-dependent improvements in cardiac systolic function and reduction in left ventricular dimensions relative to control-treated animals. The studies also demonstrated dose-dependent expression of human BAG3 protein in cardiac tissue, increased expression of HSPB8, a key BAG3 co-chaperone protein, and reductions in the profibrotic marker Col1a1, consistent with restoration of BAG3 pathway biology. In separate rodent and non-human primate studies, AAVrh.74-BAG3 demonstrated a favorable nonclinical safety profile. In non-human primates, findings were consistent with known AAV class effects, including transient elevations in AST and ALT, hepatocyte necrosis in high-dose male animals and non-adverse dorsal root ganglion histopathologic findings, with no treatment-related adverse effects observed on cardiac function or other standard safety assessments. Collectively, these nonclinical studies supported advancement of RP-A701 into clinical development.

In June 2025, we received FDA clearance of our IND application for RP-A701. In July 2025, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-associated DCM. Our ongoing Phase 1 clinical trial is a multicenter, dose-escalation study designed to evaluate the safety, biological activity and preliminary efficacy of RP-A701 in adults with BAG3-associated DCM. We continue to advance RP-A701 as part of our strategy to build a differentiated pipeline of genetic medicines targeting inherited cardiovascular diseases.

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

KRESLADI™, formerly known as RP-L201 (marnetegragene autotemcel), is our genetic medicine consisting of autologous (patient-derived) hematopoietic stem cells genetically modified with a LV to deliver a functional copy of the ITGB2 gene. The program has received RMAT, Rare Pediatric Disease, and Fast Track designations from the FDA, as well as PRIME and ATMP designations in the European Union, and Orphan Drug designations in both the U.S. and EU. KRESLADI™ was in-licensed from the Centro de Investigaciones Energéticas, Medioambientales y Tecnológicas (CIEMAT), Centro de Investigación Biomédica en Red de Enfermedades Raras, and Instituto de Investigación Sanitaria Fundación Jiménez Díaz. The lentiviral vector was developed in collaboration with University College London and CIEMAT.

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

On March 26, 2026, the FDA granted accelerated approval to KRESLADI™ for the treatment of pediatric patients with severe LAD-I who have biallelic mutations in the ITGB2 gene and do not have a suitable HLA-matched sibling donor. The approval was based on an increase in neutrophil CD18 and CD11a surface expression. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial or trials.

Following approval, the Company has focused commercial efforts on establishing Qualified Treatment Centers, manufacturing readiness, including commercial manufacturing and supply chain preparedness, patient identification, reimbursement, and other launch activities in preparation for commercial patient treatment.

On April 26, 2026, the Company entered into a definitive agreement to sell its PRV that was originally issued in connection with the FDA’s approval of the BLA for KRESLADI™ for $180 million. The transaction was subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Company announced the closing of the transaction on June 12, 2026.

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

Although improvements in allogeneic (donor-mediated) HSCT, currently the most frequently utilized therapy for FA, have resulted in frequent hematologic correction of the disorder, HSCT is associated with both acute and long-term risks, including transplant-related mortality, graft failure, and graft versus host disease, a sometimes fatal side effect of allogeneic transplant characterized by painful ulcers in the GI tract, liver toxicity and skin rashes, as well as increased risk of subsequent cancers. Our genetic medicine program in FA is designed to enable a minimally toxic hematologic correction using a patient’s own stem cells early in the disease course and administered without conditioning. We believe that the development of a broadly applicable autologous genetic medicine can be transformative for these patients. In light of the efficacy seen in non-conditioned patients, the addressable annual market opportunity is now believed to be 400 to 500 patients collectively in the U.S. and EU.

RP-L102 is our investigational LV vector-based genetic medicine for the treatment of FA. RP-L102’s LV carries the FANCA gene as part of the PGK-FANCA-WPRE expression cassette which includes a phosphoglycerate kinase (PGK) promoter and an optimized woodchuck hepatitis virus post transcriptional regulatory element (WPRE). The Phase 2 study of RP-L102 for the treatment of FA type A without the use of myeloablative conditioning treated a total of 14 patients from the U.S. and EU. Patients received a single intravenous infusion of RP-L102 that utilizes fresh cells and an improved process which incorporates a modified stem cell enrichment process, transduction enhancers, as well as commercial-grade vector and final drug product. The Company holds FDA RMAT, Rare Pediatric, and Fast Track designations in the U.S., PRIME and ATMP designations in the EU, and Orphan Drug designations in both regions for the program.

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

RP-L301 is our investigational genetic medicine that contains autologous hematopoietic stem cells that have been genetically modified with a lentiviral vector to contain a functional copy of the PKLR gene for the treatment of PKD. The Company holds FDA RMAT and Fast Track designations in the U.S., EMA PRIME designation in the EU, and Orphan Drug designation in both regions for the program. RP-L301 was in-licensed from CIEMAT, Centro de Investigación Biomédica en Red de Enfermedades Raras (CIBERER) and Instituto de Investigación Sanitaria de la Fundación Jiménez Díaz (IIS-FJD).

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

Based on positive safety and efficacy data from the Phase 1 study, we have aligned with the FDA on the pivotal study design to support accelerated approval with a 10-patient, single-arm Phase 2 pivotal trial with a primary endpoint of ≥1.5 g/dL increase in hemoglobin at 12 months post-infusion. However, the Company is no longer allocating internal resources towards RP-L301 and does not plan to initiate enrollment in a Phase 2 RP-L301 study at this time. Similar to our FA program, we are actively exploring external partnership options to provide a path forward for RP-L301 and the PKD community.

Future Opportunities

In addition to the programs specified in this Quarterly Report, we are also conducting exploratory preclinical R&D. Research focus areas include the development of new candidates following our strategy outlined in “Overview” section.

cGMP Manufacturing

We have a 103,720 square foot manufacturing facility located in Cranbury, New Jersey. This facility supports clinical development of our pipeline of AAV genetic medicine product candidates from discovery through pivotal trials, with space for potential future expansion and commercialization.

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

Operating expenses during the quarter continued to reflect investment in the Company's lead cardiovascular genetic medicine programs and commercial launch activities for KRESLADI™, partially offset by the benefits of the Company's previously announced portfolio prioritization and organizational restructuring.

From inception through June 30, 2026, we have raised net cash proceeds of approximately $1.2 billion from investors through equity and convertible debt financings to fund our operations.

In April 2026, the Company entered into an agreement to sell its PRV for $180 million, which closed in June 2026, providing non-dilutive capital to support advancement of its cardiovascular genetic medicines pipeline.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct Expenses:
Danon Disease (AAV) RP-A501	$5,362	$6,455	$10,434	$7,341
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,977	2,324	3,687	4,135
Leukocyte Adhesion Deficiency (LV) RP-L201	1,107	3,327	2,791	7,330
Fanconi Anemia (LV) RP-L102	951	5,276	2,323	11,296
Pyruvate Kinase Deficiency (LV) RP-L301	173	794	590	1,884
BAG3-DCM (AAV) RP-A701	2,162	707	3,906	1,212
Other product candidates	208	447	815	288
Total direct expenses	11,940	19,330	24,546	33,486
Unallocated Expenses:
Employee compensation	10,208	12,493	20,532	24,732
Stock-based compensation expense	3,492	4,821	7,799	9,209
Depreciation and amortization expense	1,274	1,614	2,557	3,478
Laboratory and related expenses	480	1,905	1,212	2,819
Professional fees	1,138	1,529	2,281	2,589
Other expenses	965	966	2,024	2,287
Total other research and development expenses	17,557	23,328	36,405	45,114
Total research and development expense	$29,497	$42,658	$60,951	$78,600

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs for personnel, including stock-based compensation and travel expenses for our employees in commercial, executive, operational, finance, legal, business development, and human resource functions. In addition, other significant general and administrative expenses include professional fees for legal, consulting, investor and public relations, auditing, and tax services as well as other expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We expect general and administrative expenses to remain significant as we support the continued advancement of our product candidates, the commercialization of KRESLADI™ and the requirements of operating as a public company. These expenses include accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations costs. We expect general and administrative expenses to be significant for the foreseeable future due to anticipated significant headcount to support the continued advancement of our product candidates and our progression to commercial operations. We also anticipate that as we continue to operate as a public company with increasing complexity, we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Interest Expense

Interest expense for the three and six months ended June 30, 2026 and 2025 was related to our financing lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2026 and 2025 was related to interest earned from investments and cash equivalents.

Income Taxes

Income tax expense for the three and six months ended June 30, 2026 was $8.6 million in each period, compared with no income tax expense in the corresponding 2025 periods. The net income tax expense of $8.6 million recognized for the six months ended June 30, 2026 primarily reflects the expected tax associated with the gain on the sale of the Company’s PRV, including the expected utilization of current-year and certain historical tax attributes.

Critical Accounting Policies and Significant Judgments and Estimates

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is required when, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Judgment is required to determine whether certain income tax positions are more likely than not to be sustained. These judgments may change from period to period as facts and circumstances change. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which would affect net income or loss.

We consider future taxable income and our historical performance in assessing the need for a valuation allowance. We periodically reassess the need for a valuation allowance and if we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we will reduce the valuation allowance in the period in which such determination is first made.

Due to the Company’s lack of earnings history, we determined that a full valuation allowance was required to offset the net deferred tax assets, (exclusive of the net deferred tax liabilities related to indefinite lived intangibles), at December 31, 2025. In assessing the need for a valuation allowance as of June 30, 2026, management considered the gain on the sale of the PRV as a significant source of positive evidence supporting future taxable income. Because the sale agreement was executed on April 26, 2026, the anticipated gain was incorporated into the valuation allowance analysis. As a result, the Company recognized an income tax benefit related to the expected utilization of current-year losses and the release of valuation allowance associated with certain historical losses. This benefit was substantially offset by the corresponding income tax expense associated with the anticipated gain on the PRV sale.

There have been no other material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the six months ended June 30, 2026 compared to those disclosed in our 2025 Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$29,497	$42,658	$(13,161)
General and administrative	17,425	25,020	(7,595)
Restructuring	-	3,471	(3,471)
Total operating expenses	46,922	71,149	(24,227)
Loss from operations	(46,922)	(71,149)	24,227
Gain from sale of PRV	178,190	-	178,190
Interest expense	(473)	(473)	-
Interest and other income, net	347	483	(136)
Accretion of discount on investments, net	693	2,220	(1,527)
Total other income, net	178,757	2,230	176,527
Earnings (losses) before Income Taxes	131,835	(68,919)	200,754
Provision for Income Taxes	(8,621)	-	(8,621)
Net income (loss)	$123,214	$(68,919)	$192,133

Research and Development Expenses

R&D expenses decreased $13.2 million to $29.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct material costs of $7.5 million, stock-based and other compensation and benefits expense of $3.6 million due to decreased R&D headcount, depreciation expenses of $1.0 million due to decreased asset base, and clinical trial expenses of $1.0 million.

General and Administrative Expenses

G&A expenses decreased $7.6 million to $17.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $4.8 million due to lower headcount and lower spending on commercial launch, stock-based and other compensation and benefit expenses of $1.9 million due to decreased G&A headcount, and legal expenses of $1.4 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income increased $176.5 million to $178.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in other income was primarily driven by the sale of the PRV for net $178.2 million. The increase was partially offset by a decline in accretion of discount on investments, net, of $1.5 million due to lower investment balance and interest rates year over year.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$60,951	$78,600	$(17,649)
General and administrative	34,482	53,466	(18,984)
Restructuring	-	3,471	(3,471)
Total operating expenses	95,433	135,537	(40,104)
Loss from operations	(95,433)	(135,537)	40,104
Gain from sale of PRV	178,190	-	178,190
Interest expense	(946)	(945)	(1)
Interest and other income, net	508	1,819	(1,311)
Accretion of discount on investments, net	1,922	4,410	(2,488)
Total other income, net	179,674	5,284	174,390
Earnings (losses) before Income Taxes	84,241	(130,253)	214,494
Provision for Income Taxes	(8,621)	-	(8,621)
Net income (loss)	$75,620	$(130,253)	$205,873

Research and Development Expenses

R&D expenses decreased $17.6 million to $61.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct material costs of $13.3 million, stock-based and other compensation and benefits expense of $5.6 million due to decreased R&D headcount, and depreciation expenses of $1.4 million due to decreased asset base. The decrease was partially offset by increases in clinical trial expenses of $1.8 million and consulting expenses of $1.2 million.

General and Administrative Expenses

G&A expenses decreased $19.0 million to $34.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $8.5 million due to lower headcount and lower spending on commercial launch, legal expenses of $7.0 million as a result of litigation settlement in 2025, and stock-based and other compensation and benefit expenses of $5.6 million due to decreased G&A headcount. The decrease was partially offset by milestone expenses upon approval of KRESLADI™ of $2.4 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.5 million in restructuring expenses, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income increased $174.4 million to $179.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in other income was primarily driven by the sale of the PRV for net $178.2 million. The increase was partially offset by decreases in interest and other income, net, of $1.6 million and accretion of discount on investments, net, of $2.5 million due to lower investment balance and interest rates year over year.

Liquidity and Capital Resources

We have not generated any revenue and have incurred operating losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, those related to drug candidate development, technology and data security, patents and proprietary rights, our lack of commercial manufacturing marketing or sales experience, dependency on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional R&D efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has historically incurred recurring net losses and negative cash flows from operations. Although the Company recognized net income for the six months ended June 30, 2026, primarily due to the gain recognized on the sale of the PRV, the Company expects to incur operating losses for the foreseeable future as it advances its development and commercialization activities. Rocket has incurred net losses and negative cash flows from its operations each year since inception. We had a net income of $75.6 million for the six months ended June 30, 2026, and a net loss of $223.1 million for the year ended December 31, 2025. We have experienced negative cash flows from operations and as of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $1.37 billion and $1.44 billion, respectively. As of June 30, 2026, we had $283.7 million of cash, cash equivalents and investments. In April 2026, we entered into an agreement to sell our PRV for $180 million, which closed in June 2026, providing non-dilutive capital to support advancement of the Company’s cardiovascular genetic medicines pipeline and extend its operational runway. We believe that, based on our current operating plan, our existing cash, cash equivalents, and investments, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2028. Since inception, we have financed our operations primarily through the sale of equity securities and continue to manage our capital resources in a disciplined manner with a focus on operational execution, strategic prioritization, and long-term sustainability.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(85,007)	$(104,754)
Net cash provided by (used in) investing activities	231,808	(26,274)
Net cash provided by financing activities	149	215
Net increase (decrease) in cash, cash equivalents and restricted cash	$146,950	$(130,813)

Operating Activities

During the six months ended June 30, 2026, operating activities used $85.0 million of cash and cash equivalents, primarily resulting from reduction of our net income of $75.6 million by the gain on sale of PRV of $178.2 million and changes in operating assets and liabilities of, net, $0.9 million. These were reduced by net non-cash charges of $18.5 million, including non-cash stock-based compensation expense of $15.9 million, depreciation and amortization expense of $4.2 million, partially offset by accretion of discount on investments of $1.7 million. Changes in our operating assets and liabilities for the six months ended June 30, 2026 included a increase in accounts payable and accrued expenses of $1.1 million and an increase in our prepaid expenses of $2.0 million.

During the six months ended June 30, 2025, operating activities used $104.8 million of cash and cash equivalents, primarily resulting from our net loss of $130.3 million offset by net non-cash charges of $22.5 million, including non-cash stock-based compensation expense of $21.2 million, depreciation and amortization expense of $5.6 million, partially offset by accretion of discount on investments of $4.3 million. Changes in our operating assets and liabilities for the six months ended June 30, 2025, included an increase in accounts payable and accrued expenses of $2.9 million and a decrease in our prepaid expenses of $0.2 million.

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $231.8 million, primarily resulting from net proceeds of $178.2 million from the sale of the PRV, $117.3 million from the maturities of investments, offset by purchases of investments of $63.5 million, and purchases of property and equipment of $0.1 million.

During the six months ended June 30, 2025, net cash used by investing activities was $26.3 million, primarily resulting from proceeds of $166.8 million from the maturities of investments, offset by purchases of investments of $192.6 million, and purchases of property and equipment of $0.4 million.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $0.1 million of cash consisting of proceeds from issuance of common stock from the exercise of stock options, partially offset by pay down of finance lease obligations.

During the six months ended June 30, 2025, financing activities provided $0.2 million of cash, consisting of return of short-swing profits.

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Note 14 of our unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and investments of $283.7 million and $188.9 million, respectively. The Company’s investments are primarily in U.S. Treasury Securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in U.S. interest rates and our investments that can decline in value if market interest rates increase. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.

If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2026, the net effect on the net fair value of our investments would have resulted in a hypothetical decline of $0.1 million. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:25-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned In re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, is brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claim that the lawsuit arises from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. Among other things, Plaintiffs allege that Defendants failed to disclose certain SAEs that impacted patients during the Phase 2 clinical trial and the introduction of a C3 inhibitor to the trial’s protocol and that Defendants purportedly lacked a viable trial design that could safely and effectively dose patients while managing the risk of serious adverse events. According to Plaintiffs, Rocket’s stock price was inflated as a result of these purported misstatements and omissions. We intend to vigorously defend against the consolidated amended complaint’s allegations. On January 30, 2026, the Company filed a motion to dismiss the consolidated amended complaint. The Plaintiffs response to the Company’s motion was filed on April 1, 2026 and the Defendants’ reply was filed on May 15, 2026. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 12, 2017, by and among Inotek Pharmaceuticals Corporation, Rocket Pharmaceuticals, Ltd., and Rome Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8- K (001-36829), filed with the SEC on September 13, 2017)

3.1

Seventh Amended and Restated Certificate of Incorporation of Rocket Pharmaceuticals, Inc., effective as of February 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (001-36829), filed with the SEC on March 31, 2015)

3.2

Certificate of Amendment (Reverse Stock Split) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of January 4, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.3

Certificate of Amendment (Name Change) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective January 4, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on January 5, 2018)

3.4

Certificate of Amendment (Declassify Board of Directors) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on June 25, 2018

3.5

Certificate of Amendment (Authorized Shares Increase) to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2024)

3.6

Amended and Restated By-Laws of Rocket Pharmaceuticals, Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on April 4, 2018)

10.1†*	Priority Review Voucher Asset Purchase Agreement, dated as of April 26, 2026, by and between the Company and the Buyer.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET PHARMACEUTICALS, INC.

August 10, 2026	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

August 10, 2026	By:	/s/ Martin Wilson
Martin Wilson
General Counsel and Chief Corporate Officer
(Principal Financial Officer)