Form 10-Q
period 2026-09-30
ROCKET PHARMACEUTICALS, INC.
filed 2026-11-12
CIK 1281895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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

As of November 6, 2026, there were 111,660,283 shares of common stock, $0.01 par value per share, outstanding.

Summary of Abbreviated Terms

Rocket Pharmaceuticals, Inc. may be referred to as Rocket, the Company, we, our or us, in this Quarterly Report, unless the context otherwise indicates. Throughout this Quarterly Report, we have used terms which are defined below:

AAV	Adeno-associated virus	HSCT	Hematopoietic stem cell transplant
AAV9	Adeno-associated virus serotype 9	ICD	Implantable Cardioverter-Defibrillator
ACM	Arrhythmogenic cardiomyopathy	IDMC	Independent Data Monitoring Committee
AETR	Annual Effective Tax Rate	IND	Investigational New Drug application
Approval Milestone	FDA approval of BLA for RP-A501 for treatment of DD under Loan Agreement	IV	Intravenous
ASC	Accounting Standards Codification	IPR&D	In-process research and development
ASU	Accounting Standards Update	KCCQ-12	Kansas City Cardiomyopathy Questionnaire-12
ASGCT	American Society of Gene & Cell Therapy	LAD-I	Leukocyte Adhesion Deficiency-I
ATMP	Advanced Therapy Medicinal Product	LAMP2	Lysosome-associated membrane protein 2
BAG3	BCL2-associated athanogene 3	Lenders	Hercules and other parties to the Loan Agreement
BAG3-DCM	BCL2-associated athanogene 3 mutations associated with dilated cardiomyopathy	Loan Agreement	Loan and Security Agreement with Hercules & Lenders
BLA	Biologics License Application	LV	Lentiviral vector
BNP	Brain natriuretic peptide	LVMI	Left ventricular mass index
Cantor	Cantor Fitzgerald & Co.	NYHA	New York Heart Association
cGMP	Current Good Manufacturing Practice	PDUFA	Prescription Drug User Fee Act
CIRM	California Institute for Regenerative Medicine	PKD	Pyruvate Kinase Deficiency
cKO	conditional knockout	PKP2	Plakophilin-2
CMC	Chemistry, Manufacturing and Controls	PKP2-ACM	Plakophilin-2 Arrhythmogenic Cardiomyopathy
CODM	Chief Operating Decision Maker	PRV	Rare Pediatric Disease Priority Review Voucher
CRL	Complete Response Letter	PSU	Performance-Based Restricted Stock Unit
CTIS	Clinical Trials Information System	PRIME	Priority Medicines
DCM	Dilated cardiomyopathy	R&D	Research and development
DD	Danon Disease	Renovacor	Renovacor, Inc. acquired on December 1, 2022
DNA	Deoxyribonucleic acid	RMAT	Regenerative Medicine Advanced Therapy
EMA	European Medicines Agency	RSU	Restricted Stock Unit
ESB Lease Agreement	Office Lease agreement for office space in the Empire State Building in New York City	RTW	RTW Investments, L.P.
EU	European Union	SAE	Serious Adverse Event
Exchange Offer	Offer to eligible employees to exchange certain stock options between April 27, 2026 and May 26, 2026	Sales Agreement	At-the-market offering program with Cantor
FA	Fanconi Anemia	SCD	Sudden cardiac death
FDA	U.S. Food and Drug Administration	SEC	Securities and Exchange Commission
GMP	Good Manufacturing Practice	Stanford	Center for Definitive and Curative Medicine at Stanford University School of Medicine
Hercules	Hercules Capital Inc.	Term Loans	Up to $150 million of loans under the Loan Agreement
HF	Heart failure	Tranche 2 Milestone	Data from Phase 2 study of RP-A501 for DD supporting filing of BLA under Loan Agreement
HLA	Human Leukocyte Antigen	U.S.	United States
HNJ	Hospital Infantil de Niño Jesús	U.S. GAAP	U.S. Generally Accepted Accounting Principles

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “expand,” “future,” “hope,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to successfully operate in non-U.S. jurisdictions in which we currently or in the future do business, including compliance with applicable regulatory requirements and laws;
•
our ability to obtain and enforce patents to protect our product candidates, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
our estimates regarding our capital requirements;
•
our ability to access and draw additional amounts under our loan facility with Hercules Capital, Inc., satisfy the conditions for future advances or extensions, and achieve applicable clinical and regulatory milestones; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Rocket Pharmaceuticals, Inc.

Consolidated Balance Sheets

($ in thousands, except shares and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,470	$77,558
Investments	174,042	111,371
Inventory	393	-
Prepaid expenses and other current assets	8,148	3,805
Total current assets	278,053	192,734
Property and equipment, net	23,759	28,170
Goodwill	39,154	39,154
Intangible assets	25,150	25,150
Restricted cash	1,341	1,340
Deposits	481	482
Investments	9,933	-
Operating lease right-of-use assets, net	3,039	3,210
Finance lease right-of-use asset, net	38,594	40,209
Total assets	$419,504	$330,449
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$35,338	$27,291
Operating lease liabilities, current	959	1,003
Finance lease liability, current	1,954	1,912
Other current liabilities	69	-
Total current liabilities	38,320	30,206
Operating lease liabilities, non-current	2,389	2,600
Finance lease liability, non-current	19,312	19,362
Long-term debt, net of discount and issuance costs	30,428	-
Warrant liability	1,270	-
Other non-current liabilities	1,061	1,060
Total liabilities	92,780	53,228
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000,000 shares:
Series A convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Series B convertible preferred stock; 300,000 shares designated; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 180,000,000 shares authorized; 111,386,536 and 108,319,783 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,114	1,083
Additional paid-in capital	1,740,856	1,717,408
Accumulated other comprehensive loss	(393)	(31)
Accumulated deficit	(1,414,853)	(1,441,239)
Total stockholders’ equity	326,724	277,221
Total liabilities and stockholders’ equity	$419,504	$330,449

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Operations

($ in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	31,172	34,068	92,123	112,668
General and administrative	19,793	18,351	54,275	71,817
Restructuring	-	(172)	-	3,299
Total operating expenses	50,965	52,247	146,398	187,784
Loss from operations	(50,965)	(52,247)	(146,398)	(187,784)
Gain from sale of PRV	-	-	178,190	-
Interest expense	(473)	(473)	(1,419)	(1,418)
Interest and other income, net	1,014	709	1,522	2,528
Accretion of discount on investments, net	1,244	1,679	3,166	6,089
(Loss) income before Income Taxes	(49,180)	(50,332)	35,061	(180,585)
Provision for Income Taxes	(54)	-	(8,675)	-
Net (loss) income	$(49,234)	$(50,332)	$26,386	$(180,585)
Net (loss) income per share - basic	$(0.43)	$(0.45)	$0.23	$(1.63)
Net (loss) income per share - diluted	$(0.43)	$(0.45)	$0.23	$(1.63)
Weighted-average common shares outstanding - basic	113,647,401	111,571,136	112,880,990	110,900,161
Weighted-average common shares outstanding - diluted	113,647,401	111,571,136	114,706,711	110,900,161

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive (Loss) Income

($ in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(49,234)	$(50,332)	$26,386	$(180,585)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(287)	98	(362)	(75)
Total comprehensive (loss) income	$(49,521)	$(50,234)	$26,024	$(180,660)

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

($ in thousands except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2025	108,319,783	$1,083	$1,717,408	$(31)	$(1,441,239)	$277,221
Issuance of common stock pursuant to vesting of restricted stock units	803,888	8	(8)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(81)	-	(81)
Stock-based compensation	-	-	8,493	-	-	8,493
Net loss	-	-	-	-	(47,594)	(47,594)
Balance at March 31, 2026	109,123,671	1,091	1,725,893	(112)	(1,488,833)	238,039
Issuance of common stock pursuant to exercise of stock options	95,537	1	151	-	-	152
Issuance of common stock pursuant to vesting of restricted stock units	320,216	3	(3)	-	-	-
Unrealized comprehensive gain on investments	-	-	-	6	-	6
Stock-based compensation	-	-	7,419	-	-	7,419
Net income	-	-	-	-	123,214	123,214
Balance at June 30, 2026	109,539,424	1,095	1,733,460	(106)	(1,365,619)	368,830
Issuance of common stock pursuant to exercise of stock options	50,000	1	60	-	-	61
Issuance of common stock pursuant to vesting of restricted stock units	1,797,112	18	(18)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(287)	-	(287)
Stock-based compensation	-	-	7,354	-	-	7,354
Net loss	-	-	-	-	(49,234)	(49,234)
Balance at September 30, 2026	111,386,536	$1,114	$1,740,856	$(393)	$(1,414,853)	$326,724

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2024	106,453,818	$1,065	$1,680,219	$66	$(1,218,116)	$463,234
Issuance of common stock pursuant to vesting of restricted stock units	300,068	3	(3)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(93)	-	(93)
Stock-based compensation	-	-	10,331	-	-	10,331
Net loss	-	-	-	-	(61,334)	(61,334)
Balance at March 31, 2025	106,753,886	1,068	1,690,547	(27)	(1,279,450)	412,138
Issuance of common stock pursuant to exercise of stock options	952,313	9	(9)	-	-	-
Issuance of common stock pursuant to vesting of restricted stock units	178,221	2	(2)	-	-	-
Unrealized comprehensive loss on investments	-	-	-	(80)	-	(80)
Stock-based compensation	-	-	10,857	-	-	10,857
Return of related party short-swing profits	-	-	215	-	-	215
Net loss	-	-	-	-	(68,919)	(68,919)
Balance at June 30, 2025	107,884,420	1,079	1,701,608	(107)	(1,348,369)	354,211
Issuance of common stock pursuant to vesting of restricted stock units	347,031	3	(3)	-	-	-
Repurchase of restricted stock units to satisfy tax withholding	(22,808)	-	(67)	-	-	(67)
Unrealized comprehensive gain on investments	-	-		98	-	98
Stock-based compensation	-	-	9,759	-	-	9,759
Net loss	-	-	-	-	(50,332)	(50,332)
Balance at September 30, 2025	108,208,643	$1,082	$1,711,297	$(9)	$(1,398,701)	$313,669

The accompanying notes are an integral part of these consolidated financial statements.

Rocket Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$26,386	$(180,585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,663	7,193
Amortization of finance lease right of use asset	1,615	1,615
Stock-based compensation	23,266	30,947
Accretion of discount on investments, net	(2,819)	(5,886)
Gain from sale of PRV, net	(178,190)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,342)	939
Inventory	(393)	-
Accounts payable, accrued expenses and other current liabilities	5,770	(9,384)
Operating lease liabilities and right of use assets, net	(84)	34
Finance lease liability	-	33
Other liabilities	70	(80)
Net cash used in operating activities	(124,058)	(155,174)
Investing activities:
Proceeds from sale of PRV, net	178,190	-
Purchases of investments	(236,896)	(222,058)
Proceeds from maturities of investments	166,749	289,760
Purchases of property and equipment	(252)	(360)
Net cash provided by investing activities	107,791	67,342
Financing activities:
Issuance of common stock pursuant to exercise of stock options	213	-
Proceeds from issuance of long-term debt, net	33,975	-
Return of related party short-swing profits	-	215
Repurchase of restricted stock units to satisfy tax withholding	-	(67)
Finance lease liability	(8)	-
Net cash provided by financing activities	34,180	148
Net change in cash, cash equivalents and restricted cash	17,913	(87,684)
Cash, cash equivalents and restricted cash at beginning of period	78,898	164,997
Cash, cash equivalents and restricted cash at end of period	$96,811	$77,313

Supplemental disclosure of non-cash financing and investing activities:
Warrants issued in connection with issuance of long-term debt	$1,270	-
Debt Issuance costs accrued	$2,277	-
End of term charge from issuance of long-term debt	$2,083	$-
Net unrealized loss on investments	$(362)	$(75)

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

Rocket’s ex vivo LV based hematology portfolio includes KRESLADI™, which received accelerated approval from the FDA in March 2026 for the treatment of eligible pediatric patients with severe LAD-I, as well as additional programs for Fanconi Anemia (FA) and Pyruvate Kinase Deficiency (PKD).

2.
Risks and Liquidity

KRESLADI™ was approved under the FDA's accelerated approval pathway based on an increase in neutrophil CD18 and CD11a surface expression. Continued approval may be contingent upon verification and description of clinical benefit through ongoing clinical follow-up and additional post-marketing data collection.

The Company has not generated revenue from product sales to date. KRESLADI™ received FDA accelerated approval in March 2026. The Company achieved commercial readiness for KRESLADI™ on October 1, 2026. Two Qualified Treatment Centers have been activated and are ready to begin commercial patient onboarding. The Company continues to advance treatment center onboarding, patient identification and access activities.

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

The Company's consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations and had an accumulated deficit of $1.41 billion as of September 30, 2026. As of September 30, 2026, the Company had $279.4 million of cash, cash equivalents, and investments. In April 2026, the Company entered into an agreement to sell its PRV for $180 million, and the transaction closed in June 2026. In September 2026, we entered into the Loan Agreement with Hercules, providing for Term Loans of up to $150 million. The proceeds from the PRV sale and the initial borrowing of $35 million under the Loan Agreement provided substantial capital, strengthened the Company’s balance sheet, enhanced liquidity, and increased the Company's financial flexibility to execute on its focused cardiovascular genetic medicines strategy and other strategic priorities. The additional capital provides the Company with greater flexibility to advance its clinical, regulatory, manufacturing, and commercial priorities in support of its long-term strategic objectives. Based on the Company's current operating plan and its cash, cash equivalents, investments, including proceeds received from the PRV sale and the initial borrowing from the Loan Agreement, the Company believes it has sufficient capital to fund operations into the third quarter of 2028. Additional borrowings under the Loan Agreement could extend the Company's cash runway into 2029, subject to satisfaction of applicable borrowing conditions and depending on the timing and amount of future draws and the Company's operating expenditures.

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

3.
Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2026 and the results of its operations and its cash flows for the nine months ended September 30, 2026. The financial data and other information disclosed in these consolidated notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 and any other interim periods or any future year or period.

Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those disclosed in Note 3 to the consolidated financial statements in the 2025 Form 10-K with the most significant policies also being listed here.

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to goodwill and intangible asset impairments, the accrual of R&D and G&A expenses, the valuation of equity transactions, stock-based awards, warrants and valuation allowance on deferred tax assets. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of deposits collateralizing letters of credit issued by a bank in connection with the Company’s operating leases (see Note 14 “Leases” for additional disclosures) and a deposit collateralizing a letter of credit issued by a bank supporting the Company’s corporate credit cards. Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$95,470	$77,558
Restricted cash	1,341	1,340
Total cash, cash equivalents and restricted cash	$96,811	$78,898

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

Debt

Debt is recorded at amortized cost, net of unamortized debt discounts and deferred issuance costs. The Company evaluates its debt arrangements quarterly for compliance with financial and restrictive covenants. Debt issuance costs and original issue discounts or premiums are capitalized and amortized to interest expense over the estimated term of the underlying debt agreement using the effective interest method. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Debt with embedded features are assessed to determine whether the embedded feature must be separated from the host debt or kept as a single unit.

Investments

Investments consist of U.S. Treasury Securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments-Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statement of Operations and unrealized losses that are not credit related are recognized in accumulated other comprehensive (loss) income. For the three and nine months ended September 30, 2026 and 2025, there were no unrealized losses that were credit related. For the three and nine months ended September 30, 2026, there were net unrealized losses on investments of $0.3 million and $0.4 million, respectively. For the three and nine months ended September 30, 2025, there were net unrealized gains on investments of $0.1 million and net unrealized losses on investments of $0.1 million, respectively.

Intangible Assets

Intangible assets consist of an indefinite-lived intangible IPR&D asset. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. IPR&D intangible assets which are determined to have had a decrease in their fair value are adjusted downward and an expense is recognized in R&D expenses in the Consolidated Statements of Operations. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment based on indicators including progress of R&D activities, changes in projected development of assets, and changes in regulatory environment and future commercial markets. If a triggering event occurs that would indicate a potential impairment, the Company will perform a quantitative analysis to determine whether it is more likely than not that the fair value is below carrying amount.

Inventory

Inventories are stated at the lower of cost and net realizable value. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As of September 30, 2026, inventory consisted of raw material and subassemblies.

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

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of warrant liabilities and investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The cost of a stock option or RSU is recognized over the requisite service period of the award on a straight-line basis with forfeitures recognized as they occur. The vesting condition for PSUs is performance based and the cost of a PSU is recognized on a cumulative catch up basis when it is probable that the performance goal associated with the PSU will be achieved and the award will vest.

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

Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock options, the vesting of outstanding unvested RSUs, and the exercise of warrants calculated using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted net income per share when their inclusion would be anti-dilutive. In periods where losses are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Adopted as of September 30, 2026

ASU 2024-03: Expense Disaggregation Disclosures. This update requires disaggregated disclosure of income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the initial effective date and interim application requirements. ASU 2024-03 (as amended by ASU 2025-01) is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

ASU 2025-10: Government Grants Topic 832. This update adds guidance on the recognition, measurement and presentation of government grants. This update is effective for fiscal years beginning after December 15, 2028. The Company is evaluating the effect that ASU 2025-10 will have on its financial statements and disclosures.

ASU 2025-11: Interim Reporting Topic 270. This update is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This update is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the effect that ASU 2025-11 will have on its disclosures.

4.
Fair Value of Financial Instruments

Items measured at fair value on a recurring basis are the Company’s investments and warrant liability. The following table sets forth the Company’s financial investments that were measured at fair value on a recurring basis by level within the fair value hierarchy as well as amortized cost of investments:

		Fair Value Measurements as of September 30, 2026, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$29,680	$29,680	$-	$-	$29,680
U.S. Treasury securities	15,927	-	15,926	-	15,926
	45,607	29,680	15,926	-	45,606

Investments:
U.S. Treasury securities	184,268	-	183,975	-	183,975
	184,268	-	183,975	-	183,975

Total assets	$229,875	$29,680	$199,901	$-	$229,581

Liabilities:
Warrant liability		$-	$-	$1,270	$1,270
Total liabilities		$-	$-	$1,270	$1,270

		Fair Value Measurements as of December 31, 2025, Using:
	Amortized Cost	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$22,090	$22,090	$-	$-	$22,090
U.S. Treasury securities	41,919	-	41,918	-	41,918
	64,009	22,090	41,918	-	64,008

Investments:
U.S. Treasury securities	111,309	-	111,371	-	111,371
	111,309	-	111,371	-	111,371

Total assets	$175,318	$22,090	$153,289	$-	$175,379

The amortized cost for marketable debt securities approximated their fair value. As of September 30, 2026, securities with a fair value of approximately $174.0 million mature within one year while securities with a fair value of approximately $10.0 million mature within 14 months. As of December 31, 2025 securities with a fair value of approximately $111.4 million had a maturity within one year.

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

The Company utilizes a probability-weighted Black-Scholes pricing model to value the warrant liability associated with the warrants issued in connection with entering into the Loan Agreement with Hercules, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected probabilities and timing of warrants becoming exercisable, volatility, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for maturities of warrants that are exercisable or might become exercisable. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The September 30, 2026 warrant liability was added on September 30, 2026 and the Company had no change in its fair value during the period and no warrant liability at the beginning of the year.

5.
Property and Equipment, Net

The Company’s property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Laboratory equipment	$32,239	$32,138
Machinery and equipment	12,202	12,133
Computer equipment	1,097	1,015
Furniture and fixtures	2,777	2,777
Leasehold improvements	7,327	7,327
Internal use software	1,903	1,903
	57,545	57,293
Less: accumulated depreciation and amortization	(33,786)	(29,123)
Total property and equipment, net	$23,759	$28,170

During the three and nine months ended September 30, 2026, the Company recognized $1.5 million and $4.7 million of depreciation and amortization expense, respectively. During the three and nine months ended September 30, 2025, the Company recognized $2.7 million and $7.2 million of depreciation and amortization expense, respectively.

6.
Intangible Assets and Goodwill

The Company’s intangible assets consisted of an acquired IPR&D asset received in the acquisition of Renovacor with a carrying value of $25.2 million as of September 30, 2026 and December 31, 2025.

The carrying value of goodwill as of September 30, 2026 and December 31, 2025 was $39.2 million.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Research and development	$8,231	$10,302
Employee compensation	9,495	12,294
Professional fees	3,195	2,318
Restructuring	-	46
Income taxes	8,675	-
Debt issuance costs	2,277	-
Other	3,465	2,331
Total accounts payable and accrued expenses	$35,338	$27,291

8.
Stockholders’ Equity

At-the-Market Offering Program

On March 10, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares having an aggregate price of up to $100 million through Cantor as its sales agent. The shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. The Company filed a prospectus supplement with the SEC on March 10, 2026, in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company will pay Cantor a cash commission of up to 3.0% of gross proceeds from the sale of the shares pursuant to the Sales Agreement. Through September 30, 2026, the Company has not sold any shares under the at-the-market offering program.

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

The exchange of stock options was subject to modification accounting under ASC 718. Modifications to share-based awards were treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value was based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, calculated using the lattice option pricing model. The incremental share-based compensation resulting from the modification was $0.2 million, which will be recognized together with any unrecognized compensation cost remaining on the exchanged options over the remaining requisite service period of the modified awards.

Stock Option Valuation

The weighted average assumptions that the Company used in a Black-Scholes pricing model to determine the fair value of stock options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.04%	4.19%
Expected term (in years)	4.29	5.51
Expected volatility	72.18%	75.33%
Expected dividend yield	0.00%	0.00%
Exercise price	$4.25	$8.62
Fair value of common stock	$4.25	$8.62

The following table summarizes stock option activity for the nine months ended September 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding as of December 31, 2025	12,163,019	$19.98	4.53	706
Granted	3,540,217	4.25	7.73
Exercised	(145,537)	1.46
Cancelled or forfeited	(2,801,570)	21.48
Outstanding as of September 30, 2026	12,756,129	$15.50	5.07	12

Options vested and exercisable as of September 30, 2026	8,363,527	$21.32	3.19	$12
Options unvested as of September 30, 2026	4,392,602	$4.41	8.64	$-

The weighted average grant-date fair value per share of stock options granted outside the stock option exchange program during the nine months ended September 30, 2026 and 2025 was $3.11 and $5.15, respectively.

The total grant date fair value of options vested during the nine months ended September 30, 2026 and 2025 was $7.0 million and $24.0 million, respectively.

Total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.3 million and $6.9 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2025	5,000,566	$6.51
Granted	5,144,242	4.10
Vested(1)	(2,920,382)	6.07
Forfeited	(893,682)	5.99
Unvested as of September 30, 2026	6,330,744	$4.83

(1) Excludes 834 shares that vested in 2025 but were issued in 2026.

The total grant date fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $17.7 million and $17.5 million, respectively.

The total distribution date fair value of RSUs distributed during the nine months ended September 30, 2026 and 2025 was $10.6 million and $4.9 million, respectively.

Performance-Based Restricted Stock Units

The Company granted PSU awards in 2024. PSU vesting and expense recognition are based on achievement of specific performance goals within certain time periods specified in the respective PSU award agreements. PSU awards that are not achieved within specific time periods are forfeited. As of December 31, 2025, the performance periods for all PSUs issued in 2024 had expired and all PSUs were forfeited.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$2,495	$4,419	$8,579	$15,780
RSUs	4,859	5,340	14,687	15,167
Total stock-based compensation expense	$7,354	$9,759	$23,266	$30,947

Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,474	$4,752	$11,273	$13,961
General and administrative	3,880	5,007	11,993	16,986
Total stock-based compensation expense	$7,354	$9,759	$23,266	$30,947

As of September 30, 2026, the Company had an aggregate of $38.3 million of unrecognized stock-based compensation expense related to stock options and RSU grants, which is expected to be recognized over a weighted average period of 2.53 years.

10.
Warrants

A summary of the warrants outstanding and exercisable as of September 30, 2026 is as follows:

Exercise Price	Outstanding and Exercisable	Accounting Classification	Grant/Assumption Date	Expiration Date
$57.11	603,386	Equity	December 21, 2020	December 21, 2030
$33.63	301,291	Equity	August 9, 2021	August 9, 2031
$22.51	153,155	Equity	December 17, 2021	December 17, 2031
$22.51	153,155	Equity	December 17, 2021	December 17, 2031
$0.01	3,126,955	Equity	September 15, 2023	N/A
$0.01	400,000	Equity	December 12, 2024	N/A
$2.99	409,699	Liability	September 30, 2026	September 30, 2033
Total	5,147,641

Warrants Issued in Public Offerings

In 2024 and 2023, the Company sold pre-funded warrants to purchase 400,000 and 3,126,955 shares of common stock, respectively, at a price of $0.01 per share. The pre-funded warrants were acquired by funds affiliated with RTW.

Warrants Issued with Debt

In connection with entering into a Loan Agreement with Hercules in September 2026, the Company issued warrants to purchase up to an aggregate maximum number of 1,755,852 shares of common stock at a price of $2.99 per share. Warrants become exercisable, and remain exercisable, for a number of shares of common stock determined by multiplying 1,755,852, the maximum number of shares exercisable pursuant to the warrants, by a fraction, the numerator of which is the aggregate original principal amount of term loan advances funded under the Loan Agreement, and the denominator of which is $150 million, the maximum available for borrowing under the Loan Agreement. As of September 30, 2026, warrant to purchase 409,699 shares were exercisable.

Expired Warrants

In conjunction with the acquisition of Renovacor, the Company assumed pre-acquisition public warrants that were converted into warrants to purchase 760,086 shares of Rocket Pharmaceuticals, Inc. common stock at an exercise price of $65.23 per share. These warrants expired on September 2, 2026.

11.
Term Loans

Total debt consists of the following:

September 30, 2026
Debt, current portion	$-
Debt, non-current portion	35,000
Unamortized debt discount and issuance costs	(4,572)
Debt, net of debt discount and issuance costs	$30,428

Total debt discount and issuance costs as of September 30, 2026 consisted of the following:

Debt Discount including Issuance Costs
Initial facility charge	$700
Warrants	1,270
Due diligence fee	50
Lender legal expenses	275
Borrower loan and legal fees	2,277
Total debt discount including issuance costs	$4,572

On September 30, 2026, the Company entered into the Loan Agreement with the several banks and other financial institutions or entities from time to time party thereto (collectively, the “Lenders”) and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders. The Loan Agreement reflects terms negotiated between the Company and Hercules with a carrying amount of debt that approximates fair value.

The Loan Agreement provides for Term Loans in an aggregate principal amount of up to $150 million under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of up to $70 million available at loan closing on September 30, 2026, $35 million of which was funded to the Company on the September 30, 2026 closing date, $20 million of which is available from loan closing through June 30, 2027, and $15 million of which is available from loan closing through September 30, 2027, (ii) a second tranche consisting of an additional $30 million, which will become available to the Company for sixty (60) days following achievement of the Tranche 2 Milestone, consisting of positive data or positive interim data from the Phase 2 clinical trial of RP-A501 for DD that supports the filing of a BLA, in each case subject to Lenders’ review and determination, through December 15, 2028, (iii) a third tranche consisting of an additional $50 million, which is available subject to lender investment committee approval for (a) an initial period of 2.5 years from loan closing, (b) extendable to 3.5 years from loan closing if the Tranche 2 Milestone is achieved, and (c) further extendable to 4 years from loan closing if the FDA has approved a BLA for RP-A501 for DD (the “Approval Milestone”).

The Company paid a $0.7 million facility charge in connection with closing of the Loan Agreement and would need to pay 1% of any additional advances made under the second or third tranches.

The Term Loans will mature on October 1, 2030, which may be extended to October 1, 2031, upon achievement of the Tranche 2 Milestone so long as no default or event of default has occurred. The Term Loans bear cash interest at a variable annual rate equal to the greater of (a) 9.15% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.40%. The Company may make payments of interest-only beginning on October 1, 2026, through April 1, 2029, which may be extended to April 1, 2030, upon the achievement of the Tranche 2 Milestone on or prior to April 1, 2029, and which is further extendable to October 1, 2030, subject to the achievement of Approval Milestone, in each case so long as no default or event of default has occurred. Following the applicable interest-only period, the principal balance and related interest are required to be repaid in equal monthly installments and continuing until the maturity date. In the event any payment is not paid on the scheduled payment date, an amount equal to 4% of such past due amount shall be payable on demand.

In addition, the Company is obligated to pay an end of term charge calculated as a percentage of the loan amount funded. The end of term charge is (i) 3.95% of loan amount if repaid prior to the second anniversary of loan closing, (ii) 4.95% if repaid on or after the second anniversary from loan closing but prior to the fourth anniversary from loan closing, (iii) 5.95% if repaid on or after the fourth anniversary of loan closing. As of September 30, 2026, the aggregate end of term charge was $2.1 million.

The Company may elect to prepay all or a portion of the Term Loans at any time subject to prepayment charge equal to (i) 3.0% of the amount so prepaid, if such prepayment occurs prior to the first anniversary of loan closing, (ii) 2.0% of the amount so prepaid, if such prepayment occurs prior to second anniversary of the loan closing, (iii) 1.0% of the amount so prepaid, if such prepayment occurs thereafter. The Company shall prepay the outstanding amount of all principal and accrued interest through the prepayment date and the prepayment charge upon the occurrence of a change in control or any other prepayment.

As collateral for the Term Loans, the Company has granted Hercules first priority-lien on substantially all of the Company’s assets including the Company’s intellectual property.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of cash beginning July 1, 2027, extended to July 1, 2028, upon the Company raising $150 million in cumulative net equity proceeds after loan closing, and further extendable to July 1, 2029, in 3-month increments for each additional $50 million increment of net equity proceeds raised the Company following loan closing. Beginning on July 1, 2027, the Company shall maintain a qualified cash balance of at least 55% of the total debt outstanding. This requirement will decrease to 45% upon achievement of the Tranche 2 Milestone, and to 35% upon the achievement of the Approval Milestone. If the DD program is terminated, placed on clinical hold, or discontinued for any reason, including trial failure, this minimum cash covenant will increase to 75% of the total debt outstanding. This minimum cash covenant shall be waived at any time the Company’s market capitalization is at least $600 million, tested daily. Insolvency automatically accelerates all payment obligations immediately. As of September 30, 2026, the Company was in compliance with all applicable covenants under the Loan Agreement.

Under the Loan Agreement, the Company is permitted to issue up to the lesser of (i) $200 million and (ii) 20% of the Company’s market capitalization in convertible notes with conversion, redemption and fundamental change terms customary for convertible notes and a maturity date no earlier than six months following the maturity of the Loan Agreement.

The Company agreed to use commercially reasonable efforts to provide Lenders with the opportunity to participate in broadly marketed equity offerings of the Company, other than the Company’s the at-the-market offering program.

In connection with the Loan Agreement, the Company issued warrants to the Lenders to purchase up to a maximum aggregate of 1,755,852 shares of the Company’s common stock at an exercise price of $2.99 per share. The term of warrants shall commence on September 30, 2026 and continue until the earliest of (i) the seventh (7th) anniversary, (ii) the consummation of a cash acquisition of the Company, and (iii) the exercise of warrants in full with respect to the maximum aggregate of 1,755,852 shares. Warrants becomes exercisable, and remain exercisable, for a number of common stock determined by multiplying 1,755,852, the maximum number of shares exercisable by a fraction, the numerator of which is the aggregate original principal amount of Term Loan advances funded under the Loan Agreement, and the denominator of which is $150 million, the maximum aggregate original principal amount of Term Loan advances available under the Loan Agreement. As of September 30, 2026, warrants to purchase 409,699 shares are exercisable any time until September 30, 2033. The issued warrants to purchase up to a maximum aggregate of 1,755,852 shares, including the 409,699 shares that are exercisable, had an initial fair value of approximately $1.3 million (see Note 4 “Fair Value of Financial Instruments” for additional disclosures).

The initial debt discount issuance balance is being amortized to interest expense using the effective interest method over the term of the Term Loans, which is subject to adjustments in the future upon additional Term Loan advances and changes in the stated interest rate. No interest expense was recognized for the period ended September 30, 2026.

Future contractual minimum principal and interest payments under the Term Loans, including the end of term charge, as of September 30, 2026 are as follows:

Fiscal Year Ending December 31,	Interest and End of Term Charge	Principal	Total
2026 (three months)	$567	$-	$567
2027	3,336	-	3,336
2028	3,345	-	3,345
2029	2,836	15,894	18,730
2030	2,927	19,106	22,033
Total interest and principal payments	$13,011	$35,000	$48,011

(1) Assuming interest in effect at September 30, 2026 remains unchanged.

12.
Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(49,234)	$(50,332)	$26,386	$(180,585)
Denominator:
Weighted-average common shares outstanding - basic	113,647,401	111,571,136	112,880,990	110,900,161
Effect of dilutive securities	-	-	1,825,721	-
Weighted-average common shares outstanding - diluted	113,647,401	111,571,136	114,706,711	110,900,161
Net (loss) income per share
Net (loss) income per share - basic	$(0.43)	$(0.45)	$0.23	$(1.63)
Net (loss) income per share - diluted	$(0.43)	$(0.45)	$0.23	$(1.63)

For the three and nine months ended September 30, 2026 and 2025, the Company included the 3,126,955 potential shares from pre-funded warrants acquired by RTW in 2023 and the 400,000 potential shares from pre-funded warrants acquired by RTW in 2024 in the basic weighted-average common shares outstanding as the warrants only require the holder to pay $0.01 per share upon exercise. The Company used the treasury stock method to determine the effect of dilutive securities from RSUs, stock options and warrants.

For the nine months ended September 30, 2026, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the nine months ended September 30, 2026. Stock options and RSUs that could potentially dilute basic earnings per share in the future are included in the computation of diluted income per share. For the three months ended September 30, 2026, and the three and nine months ended September 30, 2025, the Company recorded a net loss and, as such, diluted loss per share is the same as basic loss per share, as the inclusion of any potentially dilutive securities would be antidilutive. Stock options, RSUs, PSUs, and warrants that could potentially dilute basic EPS in the future were excluded from the computation of diluted loss per share because their effect would be antidilutive.

The Company excluded the following potential shares of common stock from the computation of diluted net income or loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants exercisable for common shares	1,620,686	1,971,073	1,620,686	1,971,073
Options to purchase common shares	12,756,129	16,671,003	12,374,589	16,671,003
RSUs and PSUs	6,330,744	5,519,039	3,267,665	5,519,039
Excluded from diluted net (loss) income per share	20,707,559	24,161,115	17,262,940	24,161,115

13.
Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $0.1 million and $8.7 million, respectively, compared to $0 for the same periods in 2025. The tax provision for the three and nine months ended September 30, 2026 was primarily attributable to tax on the gain from the sale of a Priority Review Voucher, partially offset by the release of a valuation allowance associated with the expected utilization of current-year and certain historical tax attributes against that gain.

The Company’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

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

14.
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

Estimated rent payments for the NJ Lease Agreement are $1.2 million per annum, payable in monthly installments, and subject to annual base rent increases of 3%. The total commitment under the lease is estimated to be approximately $29.3 million over the 15-year term of the lease. The Company paid a cash security deposit of $0.3 million to the landlord in connection with the NJ Lease Agreement which has been reflected as part of deposits in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Operating Leases

During the year ended December 31, 2025, the Company was negotiating a sublease of the ESB lease and determined that the changes in the intended use of the lease represented an impairment indicator as negotiations indicated that the carrying value of the right-of-use asset may not be recoverable. This resulted in a right-of-use asset impairment charge of approximately $0.3 million in 2025. The ESB sublease was completed in April 2026. In conjunction with the completion of the sublease, the Company received a security deposit of approximately $0.1 million. Rental income received under the sublease agreement was less than $0.1 million for the three and nine months ended September 30, 2026, and recorded against rent expense.

The Company has a certificate of deposit of $0.8 million with a bank as collateral for the ESB Lease Agreement letter of credit which is classified as part of restricted cash in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

In connection with the acquisition of Renovacor, the Company added operating leases for space at facilities in Hopewell, New Jersey. The Company intends to sublease the facilities in Hopewell, New Jersey and signed the first agreement to sublease one of these facilities in January 2024. Rental income received under sublease agreements was less than $0.1 million for the three and nine months ended September 30, 2026 and 2025, respectively, and recorded against rent expense.

Rent expense excluding rental income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. Rent expense excluding rental income was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

The total restricted cash balance for the Company’s operating and finance leases as of September 30, 2026 and December 31, 2025 was $0.8 million.

The following table summarizes lease cost for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Lease cost	2026	2025
Operating lease cost	$682	$785
Finance lease cost:
Amortization of right of use asset	1,615	1,615
Interest on lease liability	1,419	1,418
Total lease cost	$3,716	$3,818

The following table summarizes the future lease payments of the Company’s operating lease liabilities on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	Amounts
2026 (three months)	$257
2027	872
2028	638
2029	627
2030	557
Thereafter	1,323
Total lease payments	$4,274
Less: interest	(926)
Total operating lease liabilities	$3,348

The following table summarizes the future lease payments of the Company’s finance lease liability on an undiscounted cash flow basis:

Fiscal Year Ending December 31,	Amounts
2026 (three months)	$485
2027	1,969
2028	2,028
2029	2,089
2030	2,152
Thereafter	36,763
Total lease payments	$45,486
Less: interest	(24,220)
Total finance lease liability	$21,266

The following table summarizes the operating and finance lease liabilities and right-of-use assets as of September 30, 2026 and December 31, 2025:

Leases	September 30, 2026	December 31, 2025
Operating right-of-use assets	$3,039	$3,210

Operating current lease liabilities	$959	$1,003
Operating noncurrent lease liabilities	2,389	2,600
Total operating lease liabilities	$3,348	$3,603

Finance right-of-use asset	$38,594	$40,209

Finance current lease liability	$1,954	$1,912
Finance noncurrent lease liability	19,312	19,362
Total finance lease liability	$21,266	$21,274

	Nine Months Ended September 30,
Other Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$766	$750
Cash flows from finance lease	$1,427	$1,385

	As of September 30,
	2026	2025
Weighted-average remaining lease term - operating leases	5.6 years	6.2 years
Weighted-average remaining lease term - finance lease	17.9 years	18.9 years
Weighted-average discount rate - operating leases	8.93%	8.83%
Weighted-average discount rate - finance lease	8.96%	8.96%

OK

15.
Commitments and Contingencies

Litigation

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against the Company and certain of its executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:25-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions sought unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned in re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, was brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claimed that the lawsuit arose from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. On October 28, 2026, the Court dismissed with prejudice the Plaintiffs’ claims that Rocket misled investors by failing to disclose serious adverse events in the Phase 2 trial and changes to the trial’s planning and design, including the addition of the C3 inhibitor. The Court dismissed without prejudice the remaining claim that the Company misrepresented the progress of patient dosing and the reasons for trial delays, as well as the related “control person” claims against Dr. Shah and Mr. Ondrey.

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

16.
Agreements Related to Intellectual Property

The Company, directly and through its subsidiary Spacecraft Seven, LLC, has various license and research and collaboration arrangements. The transactions principally resulted in the acquisition of rights to intellectual property which is in the preclinical phase and has not been tested for safety or feasibility. In all cases, the Company did not acquire tangible assets, processes, protocols, or operating systems. The Company expenses the acquired intellectual property rights as of the acquisition date when the cost of intangible assets purchased from others has no alternative future uses. The Company incurred $2.4 million of payment obligations to licensors included in G&A expenses as a result of the approval of KRESLADI™ in March 2026.

17.
CIRM Grants

DD CIRM Grant

On August 18, 2024, CIRM awarded the Company up to $5.8 million under a CLIN2 grant award to support the clinical development of its AAV-based genetic medicines, RP-A501 for the treatment of DD. Proceeds from the grant would help fund clinical trial costs as well as manufactured drug product for Phase 1/2 patients. During the three and nine months ended September 30, 2026, the Company did not receive any grants. During the three and nine months ended September 30, 2025, the Company received grants of $0 and $2.7 million, respectively, which were recorded as a reduction of R&D expenses. Through September 30, 2026, the Company has received total RP-A501 grants of $5.0 million from CIRM. No additional milestones were met during the nine months ended September 30, 2026.

18.
Related Party Transactions

In February 2025, the Company entered into a consulting agreement with one of the Company’s board members, effective March 3, 2025, for services related to the Company’s research and development activities. As compensation for services rendered during 2025, the consultant received $125,000 in cash and $125,000 of RSUs valued as of the closing price on March 3, 2025 which cliff vested on December 31, 2025. The agreement ended on December 31, 2025. The board member was paid approximately $87,500 for the period ended September 30, 2025 for services provided under the consulting agreement.

In February 2026, the Company entered into an agreement to receive organizational development services from a firm whose CEO and founder is the spouse of the same board member. As compensation for services rendered during the first half of 2026, the Company paid a total of $65,000.

In July 2026, the Company entered into a consulting agreement with one of the Company’s board members for services related to the Company’s strategic and financial activities. As compensation for services rendered, the consultant was granted 150,000 RSUs with a grant date fair value of $511,500 on the August 3, 2026 grant date. One-third of the RSUs shall vest on the first anniversary of the grant date and the remaining RSUs will vest in equal quarterly installments over the following two years. The agreement will terminate on August 3, 2029, unless terminated earlier by the Company for cause or voluntarily by consultant.

In June 2025, the Company received a total of approximately $215,000, representing return of short-swing profits from the sale of common stock by beneficial owners under Section 16(b) of the Securities and Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution and reflected a corresponding increase to additional paid-in capital.

In August 2025, the Company paid a total of approximately $67,000, representing payment of taxes upon the vesting of RSUs on behalf of officers of the Company. The Company recognized these payments as capital payments and reflected a corresponding decrease to additional paid-in capital.

19.
401(k) Savings Plan

The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Company’s Board of Directors. The Company has elected the safe harbor match of 4% of employee contributions to the Plan, subject to certain limitations. The Company’s matching contribution for the three and nine months ended September 30, 2026, was $0.5 million and $1.2 million, respectively. The Company’s matching contributions for the three and nine months ended September 30, 2025, were $0.4 million and $1.5 million, respectively.

20.
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

The table below is a summary of the segment (loss) income, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	31,172	34,068	92,123	112,668
Non-commercial general and administrative	14,880	13,350	42,646	51,007
Commercial general and administrative	4,913	5,001	11,629	20,810
Restructuring	-	(172)	-	3,299
Total operating expenses	50,965	52,247	146,398	187,784
Loss from operations	(50,965)	(52,247)	(146,398)	(187,784)
Gain on sale of PRV	-	-	178,190	-
Interest expense	(473)	(473)	(1,419)	(1,418)
Interest and other income, net	1,014	709	1,522	2,528
Accretion of discount on investments, net	1,244	1,679	3,166	6,089
(Loss) income before Income Taxes	(49,180)	(50,332)	35,061	(180,585)
Provision for Income Taxes	(54)	-	(8,675)	-
Net Segment (loss) income and Net (loss) income	$(49,234)	$(50,332)	$26,386	$(180,585)

The Company’s CODM uses net loss to evaluate past spending and to guide decisions regarding future spending. Net (loss) income is used to monitor budget versus actual results. The CODM also uses net (loss) income in analysis of programs and along with the monitoring of budgeted versus actual results in assessing performance of the segment and in establishing manager’s compensation. The measure of segment assets is as reported on the balance sheet as total assets.

21.
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

The following table summarizes the accrued liabilities activity in connection with the restructuring plan for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance	$46	$-
Restructuring charges incurred during the period	-	3,299
Restructuring charges reversed during the period	(46)	(539)
Ending balance	$-	$2,760

22.
Gain from Sale of Priority Review Voucher

In April 2026, the Company entered into a definitive agreement to sell its PRV that was originally issued in connection with the FDA’s approval of the BLA for KRESLADI™ for $180 million. The Company closed the transaction in June 2026, incurred $1.8 million of transaction costs, and recognized a net gain of $178.2 million related to the sale.

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this quarterly report on Form 10-Q particularly including those risks identified in Part II, Item 1A,“Risk Factors” and our other filings with the Securities and Exchange Commission (the "SEC").

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

Business Highlights

During the third quarter of 2026, Rocket continued executing on its strategy to advance a focused portfolio of genetic medicines for inherited cardiovascular diseases, while progressing commercialization of its first approved product. The Company further strengthened its balance sheet through the completion of a debt financing with Hercules, continued advancing its late-stage Danon disease program following resumption of dosing, progressed development across its cardiovascular pipeline, and advanced commercialization of KRESLADI™, which achieved commercial readiness on October 1, 2026.

Major developments during the quarter included:

•
FDA alignment on continued enrollment and dosing in the RP-A501 pivotal Phase 2 study, including the recalibrated dose, 12-patient pivotal efficacy population and 12-month efficacy success criterion
•
Continued advancement of RP-A601 in PKP2-ACM through the ongoing Phase 1 study and FDA engagement regarding the next stage of clinical development.
•
Initiation of dosing in the Phase 1 study of RP-A701 in BAG3-DCM.
•
Achievement of commercial readiness for KRESLADI™ on October 1, 2026, including activation of the first two Qualified Treatment Centers.
•
Completion of the Hercules financing, including receipt of the initial $35 million draw.

The third quarter of 2026 reflected continued execution against the Company's strategic priorities. Management remained focused on advancing its lead cardiovascular genetic medicines programs, advancing the commercial launch of KRESLADI™ following achievement of commercial readiness and activation of the first two Qualified Treatment Centers, strengthening the Company's financial position through completion of the debt financing with Hercules, and maintaining disciplined execution across clinical, regulatory, manufacturing, and commercial activities.

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

Cardiovascular Programs

Danon disease

Danon disease (DD) is a rare X-linked inherited, multi-organ lysosomal-associated disorder with a devastating clinical course. The causative mutation has been identified in the gene encoding for lysosome-associated membrane protein, otherwise known as LAMP2, an important mediator of autophagy and primarily expressed in heart, skeletal muscle and brain tissue. This mutation results in the accumulation of autophagic vacuoles, predominantly in cardiac and skeletal muscles. Male patients typically die during adolescence or early adulthood from progressive heart failure in the absence of heart transplant. Along with severe cardiomyopathy, other DD-related manifestations can include skeletal muscle weakness and intellectual impairment. There are no specific therapies available for the treatment of DD and medications typically utilized for the treatment of HF are not believed to modify progression to end-stage HF. Patients with end-stage HF may undergo heart transplant, which currently is available to a minority of patients, is associated with significant short- and long-term complications and is not curative of the disorder in the long-term. The estimated Danon population living in the US is 10,000 to 11,000 patients.

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

In November 2024, we announced positive results and presented long-term safety and efficacy results of the Phase 1 study at the American Heart Association’s 2024 Late-Breaking Science sessions and simultaneously published these data in the New England Journal of Medicine. The long-term safety and efficacy results from the Phase 1 RP-A501 study showed that RP-A501 was generally well tolerated and all evaluable DD patients demonstrated LAMP2 protein expression at 12 months and reduction of left ventricular mass index by ≥10% at 12 months after treatment. Results from the Phase 1 DD trial represent one of the first and most comprehensive investigational genetic medicine datasets for any cardiac condition.

In September 2023, we announced that alignment was reached with the FDA on the global Phase 2 pivotal trial of RP-A501 for DD to support accelerated approval. The global, single-arm, multi-center Phase 2 pivotal trial is evaluating the efficacy and safety of RP-A501. A global natural history study is also running concurrently with the Phase 2 pivotal trial.

To support accelerated approval, the study will assess the efficacy of RP-A501 as measured by the biomarker-based co-primary endpoint consisting of improvements in LAMP2 protein expression (≥ Grade 1, as measured by immunohistochemistry), and reductions in LVMI. At the 12-month assessment, at least seven of the 12 patients in the pivotal efficacy population must demonstrate both myocardial LAMP2 protein expression of Grade 1 or higher and a reduction in LVMI of at least 10% from baseline to meet the pivotal efficacy success criterion.

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

In September 2024, we announced completion of enrollment of 12 patients under the then-current Phase 2 study protocol across sites in the U.S. and EU.

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

Prior to the clinical hold, six patients with Danon disease were treated with RP-A501 in the Phase 2 study. Following resumption of dosing under the modified protocol, the initial three patients treated under the modified protocol received RP-A501 sequentially at the recalibrated dose of 3.8 × 10¹³ GC/kg together with a refined immunomodulatory regimen. As of September 4, 2026, no thrombotic microangiopathy, capillary leak syndrome or other significant safety concerns had been observed in these patients with follow up of up to 3 months. Based on the initial safety data from these three patients, the IDMC and FDA supported continued enrollment and treatment under the modified protocol. The FDA also confirmed that the first three patients treated under the modified protocol count toward the 12-patient pivotal efficacy population, leaving nine additional patients to be treated at the recalibrated dose of 3.8 × 10¹³ GC/kg. We expect to complete dosing of the pivotal study by mid-2027, with topline 12-month results anticipated in mid-2028.

On October 6, 2026, the Company announced updated long-term safety and efficacy results of the Phase 1 study, preliminary efficacy results from patients treated in Cohorts 1 and 2 and initial safety results from the first N=3 patients treated in Cohort 4 in the Phase 2 study. The updated Phase 1 efficacy includes follow-up to 7 years. All six evaluable Phase 1 patients met the thresholds for both pivotal responder criteria at the approximately 12-month assessments: at least Grade 1 improvement in myocardial LAMP2 protein expression from baseline and at least a 10% reduction in LVMI from baseline. At the latest available imaging assessments, LVMI remained below baseline in five of the six patients, with reductions of at least 10% in four. NT-proBNP, a marker of heart failure, and troponin, a marker of cardiac injury, were reduced from baseline in all six patients at their latest follow-up. Five of six patients improved from NYHA Class II to Class I, while one remained at Class II. All six patients reported an improvement of at least 5 points or more on the Kansas City Cardiomyopathy Questionnaire, a measure of patient-reported health status.

Patient 6 completed the Phase 1 study and demonstrated phenotypic improvement in the years after infusion. After the data cut-off for this presentation, the sponsor learned that the patient underwent cardiac transplantation approximately 4.8 years after RP-A501 infusion. The explanted heart is being evaluated for transgene expression.

Preliminary efficacy data from the initial 4 patients treated in Cohorts 1 and 2 on the Phase 2 study was also discussed. As of August 7, 2026, follow up of 18 to 36 months is available. Three of the four patients in Cohorts 1 and 2 had LVMI reductions of at least 10% from baseline, ranging from approximately 30% to 36%. In those three patients, there was reduction in NT-proBNP and troponin and concurrent improvement or stabilization in NYHA class and symptoms. The remaining patient, Patient 2-3, had an approximately 9% increase in LVMI, along with reductions in posterior wall thickness and NT-proBNP and an improvement from NYHA Class III to Class I.

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

Enrollment in the U.S. Phase 1 study is ongoing, and the trial remains open and actively enrolling to further characterize biological activity across a broader range of disease severity. The ongoing single-arm, open-label, multi-center Phase 1 study is evaluating the safety and preliminary efficacy of RP-A601 in adult PKP2-ACM patients with ICDs and overall high risk for arrhythmias. To date, three patients have been treated in the study to assess the impact of RP-A601 on PKP2 myocardial protein expression, arrhythmia burden, cardiac biomarkers, and clinical predictors of life-threatening ventricular arrhythmias and SCD. Patients in the Phase 1 study received a single dose of RP-A601 at 8 x 1013 GC/kg. We continue to engage with the FDA regarding the next stage of clinical development for RP-A601.

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

Cardiac biopsies showed RP-A601 increased PKP2 protein expression in all three patients. In the patients with low baseline PKP2 expression (n=2), improvements in PKP2 protein expression relative to total cell protein were approximately 110% and 398%, respectively, from baseline to six months follow-up. In all three patients, RP-A601 promoted desmosome localization of PKP2 and associated transmembrane intercalated disc proteins between 3 and 12 months after treatment. Preliminary observations showed directional improvements in arrhythmia measures and right ventricular function; however, these findings are based on a limited number of patients and require further evaluation. Based on available data to date, we have selected 8 x 10¹³ GC/kg as the dose to be further evaluated in subsequent clinical development, and we do not currently plan to evaluate higher dose levels in this study. Collectively, these findings further inform the ongoing clinical development of RP-A601.

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

In June 2025, we received FDA clearance of our IND application for RP-A701. In July 2025, the FDA granted Fast Track designation to RP-A701 for the treatment of BAG3-associated DCM. Dosing has initiated in our Phase 1 clinical trial, a multicenter, dose-escalation study designed to evaluate the safety, biological activity and preliminary efficacy of RP-A701 in adults with BAG3-associated DCM. In October 2026, the European Commission granted orphan designation to RP-A701 for the treatment of BAG3-associated DCM.

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

An open-label, single-arm, global Phase 1/2 registration-enabling clinical trial of RP-L201 in severe LAD-I treated nine patients. Updated follow-up data presented in May 2024 at the ASGCT 27th Annual Meeting (data cut-off July 24, 2023) included 18- to 45-month follow-up. Compared to pre-treatment history, treated patients demonstrated reductions in significant infections requiring hospitalization or intravenous antimicrobials, along with evidence of resolution of LAD-I-related skin and periodontal lesions and restoration of wound healing. RP-L201 was generally well tolerated, with no new treatment-related safety events reported. All treated patients were alive without the need for allogeneic transplant at last follow-up, including those enrolled at less than 12 months of age who surpassed 24 months without transplant. Clinical outcome data from the nine patients treated with RP-L201 were published in the New England Journal of Medicine in May 2025.

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

The Company achieved commercial readiness for KRESLADI™ on October 1, 2026. Two Qualified Treatment Centers are activated and ready to begin commercial patient onboarding. The commercialization strategy remains centered on a limited network of specialized Qualified Treatment Centers and an appropriately scaled commercial infrastructure, supporting patient access while maintaining disciplined investment.

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

From inception through September 30, 2026, we have raised net cash proceeds of approximately $1.3 billion from investors and lenders through equity and debt financing to fund our operations.

In April 2026, the Company entered into an agreement to sell its PRV for $180 million, which closed in June 2026, providing non-dilutive capital to support advancement of its cardiovascular genetic medicines pipeline.

In September 2026, the Company entered into the Loan Agreement with Hercules, providing for Term Loans of up to $150 million, which includes an initial borrowing of $35 million, to support advancement of its cardiovascular genetic medicines pipeline.

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

The following table presents R&D expenses tracked on a program-by-program basis as well as by type and nature of expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct Expenses:
Danon Disease (AAV) RP-A501	$6,150	$5,593	$16,584	$12,934
Plakophilin-2 Arrhythmogenic Cardiomyopathy (AAV) RP-A601	1,031	1,488	4,718	5,623
Leukocyte Adhesion Deficiency (LV) RP-L201	-	1,051	2,791	8,381
Fanconi Anemia (LV) RP-L102	957	2,113	3,280	13,409
Pyruvate Kinase Deficiency (LV) RP-L301	231	548	821	2,432
BAG3-DCM (AAV) RP-A701	2,592	564	6,498	1,776
Other product candidates	1,395	375	2,210	663
Total direct expenses	12,356	11,732	36,902	45,218
Unallocated Expenses:
Employee compensation	10,509	12,754	31,041	37,486
Stock-based compensation expense	3,474	4,752	11,273	13,961
Depreciation and amortization expense	1,243	1,515	3,800	4,993
Laboratory and related expenses	796	1,167	2,008	3,986
Professional fees	1,219	518	3,500	3,107
Other expenses	1,575	1,630	3,599	3,917
Total other research and development expenses	18,816	22,336	55,221	67,450
Total research and development expense	$31,172	$34,068	$92,123	$112,668

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

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of approximately $3.5 million in June 2025, based on initial estimated restructuring costs related to severance and employee termination costs. This estimate was later reduced in the second half of 2025 to approximately $3.2 million of restructuring costs that were paid out over multiple months.

Interest Expense

Interest expense for the three and nine months ended September 30, 2026 and 2025 was related to our finance lease obligation for our Cranbury, NJ facility.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2026 and 2025 was related to interest earned from investments and cash equivalents.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2026 was $0.1 million and $8.7 million, respectively, in each period, compared with no income tax expense in the corresponding 2025 periods. The net income tax expense of $8.7 million recognized for the nine months ended September 30, 2026 primarily reflects the expected tax associated with the gain on the sale of the Company’s PRV, including the expected utilization of current-year and certain historical tax attributes.

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

Due to the Company’s lack of earnings history, we determined that a full valuation allowance was required to offset the net deferred tax assets (exclusive of the net deferred tax liabilities related to indefinite lived intangibles) at December 31, 2025. In assessing the need for a valuation allowance as of September 30, 2026, management considered the gain on the sale of the PRV as a significant source of positive evidence supporting future taxable income. Because the sale agreement was executed on April 26, 2026, the anticipated gain was incorporated into the valuation allowance analysis. As a result, the Company recognized an income tax benefit related to the expected utilization of current-year losses and the release of valuation allowance associated with certain historical losses. This benefit was substantially offset by the corresponding income tax expense associated with the anticipated gain on the PRV sale.

Debt

Debt is recorded at amortized cost, net of unamortized debt discounts and deferred issuance costs. The Company evaluates its debt arrangements quarterly for compliance with financial and restrictive covenants. Debt issuance costs and original issue discounts or premiums are capitalized and amortized to interest expense over the estimated term of the underlying debt agreement using the effective interest method. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Debt with embedded features are assessed to determine whether the embedded feature must be separated from the host debt or kept as a single unit.

There have been no other material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the nine months ended September 30, 2026 compared to those disclosed in our 2025 Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$31,172	$34,068	$(2,896)
General and administrative	19,793	18,351	1,442
Restructuring	-	(172)	172
Total operating expenses	50,965	52,247	(1,282)
Loss from operations	(50,965)	(52,247)	1,282
Gain from sale of PRV	-	-	-
Interest expense	(473)	(473)	-
Interest and other income, net	1,014	709	305
Accretion of discount on investments, net	1,244	1,679	(435)
Total other income, net	1,785	1,915	(130)
(Loss) income before Income Taxes	(49,180)	(50,332)	1,152
Provision for Income Taxes	(54)	-	(54)
Net (loss)	$(49,234)	$(50,332)	$1,098

Research and Development Expenses

R&D expenses decreased $2.9 million to $31.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in R&D expenses was primarily driven by reductions in stock-based and other compensation and benefits expense of $3.5 million due to decreased R&D headcount, decreases in manufacturing and development and direct material costs of $1.9 million and depreciation expenses of $1.2 million due to decreased asset base. The decrease was partially offset by increases in expenses for lab supplies of $1.4 million, professional fees of $1.4 million, and clinical trial expenses of $0.6 million.

General and Administrative Expenses

G&A expenses increased $1.4 million to $19.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in G&A expenses was primarily driven by increases in post marketing commitment expenses of $3.4 million and commercial preparation related expenses of $0.6 million, The increase was partially offset by decreases in stock-based and other compensation and benefit expenses of $2.2 million due to decreased G&A headcount and legal expenses of $0.6 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce. Restructuring expenses were estimated at $3.5 million in June 2025 and decreased $0.2 million for the three months ended September 30, 2025 to $3.3 million for the nine months ended September 30, 2025. The decrease in restructuring expenses was driven by a decrease in the planned reduction of the Company’s workforce during the three months ended September 30, 2025.

Other Income, Net

Other income decreased $0.1 million to $1.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily driven by a decline in accretion of discount on investments, net, of $0.4 million partially offset by an increase in interest income of $0.3 million.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations, in thousands, for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$92,123	$112,668	$(20,545)
General and administrative	54,275	71,817	(17,542)
Restructuring	-	3,299	(3,299)
Total operating expenses	146,398	187,784	(41,386)
Loss from operations	(146,398)	(187,784)	41,386
Gain from sale of PRV	178,190	-	178,190
Interest expense	(1,419)	(1,418)	(1)
Interest and other income, net	1,522	2,528	(1,006)
Accretion of discount on investments, net	3,166	6,089	(2,923)
Total other income, net	181,459	7,199	174,260
Income (loss) before Income Taxes	35,061	(180,585)	215,646
Provision for Income Taxes	(8,675)	-	(8,675)
Net income (loss)	$26,386	$(180,585)	$206,971

Research and Development Expenses

R&D expenses decreased $20.5 million to $92.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in R&D expenses was primarily driven by decreases in manufacturing and development and direct material costs of $15.2 million due to decreased R&D activities, stock-based and other compensation and benefits expense of $9.1 million due to decreased R&D headcount, and depreciation expenses of $2.6 million due to decreased asset base. The decrease was partially offset by increases in clinical trial expenses of $2.3 million, consulting expenses of $2.0 million, and professional fees of $1.8 million.

General and Administrative Expenses

G&A expenses decreased $17.5 million to $54.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in G&A expenses was primarily driven by decreases in commercial preparation related expenses of $8.8 million due to lower headcount and lower spending on commercial launch, legal expenses of $7.6 million as a result of litigation settlement in 2025, stock-based and other compensation and benefit expenses of $6.9 million due to decreased G&A headcount, and administrative expenses of $0.7 million. The decrease was partially offset by milestone expenses recognized upon approval of KRESLADI™ of $2.4 million and increases in post marketing commitment expenses of $4.2 million.

Restructuring Expense

In June 2025, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce and incurred aggregate charges of $3.3 million in restructuring expenses for the nine months ended September 30, 2025, consisting of employee severance payments and other termination benefits.

Other Income, Net

Other income increased $174.3 million to $181.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in other income was primarily driven by the sale of the PRV for net gain of $178.2 million. The increase was partially offset by decreases in interest and other income, net, of $1.0 million and accretion of discount on investments, net, of $2.9 million due to lower investment balance and interest rates year over year.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Rocket has historically incurred recurring net losses and negative cash flows from operations. Although the Company recognized net income for the nine months ended September 30, 2026, primarily due to the gain recognized on the sale of the PRV, the Company expects to incur operating losses for the foreseeable future as it advances its development and commercialization activities. We had a net income of $26.4 million for the nine months ended September 30, 2026, and a net loss of $223.1 million for the year ended December 31, 2025. We have experienced negative cash flows from operations and as of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $1.41 billion and $1.44 billion, respectively. As of September 30, 2026, we had $279.4 million of cash, cash equivalents and investments. In April 2026, we entered into an agreement to sell our PRV for $180 million, which closed in June 2026, providing non-dilutive capital to support advancement of the Company’s cardiovascular genetic medicines pipeline and extend its operational runway. In September 2026, we entered into the Loan Agreement with Hercules, providing for Term Loans of up to $150 million with an initial $35 million funded on the September 30, 2026 closing date.

Based on our current operating plan and our cash, cash equivalents and investments, including the initial $35 million received under the Loan Agreement, we believe we have sufficient capital to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2028. Additional borrowings under the Loan Agreement could extend our cash runway into 2029, subject to satisfaction of applicable borrowing conditions and depending on the timing and amount of future draws and our operating expenditures. Since inception, we have financed our operations primarily through the sale of equity securities and continue to manage our capital resources in a disciplined manner with a focus on operational execution, strategic prioritization, and long-term sustainability.

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

Loan Agreement with Hercules

On September 30, 2026, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders.

The Loan Agreement provides for Term Loans of up to $150 million under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of up to $70 million available at loan closing on September 30, 2026, $35 million of which was funded on the September 30, 2026, closing date, $20 million of which is available from loan closing through June 30, 2027, and $15 million of which is available from loan closing through September 30, 2027, (ii) a second tranche consisting of an additional $30 million, which will become available to us for sixty (60) days following achievement of the Tranche 2 Milestone, consisting of positive data or positive interim data from the Phase 2 clinical trial of RP-A501 for DD that supports the filing of a BLA, in each case subject to lender’s review and determination, through December 15, 2028, (iii) a third tranche consisting of an additional $50 million, which is available subject to lender investment committee approval for (a) an initial period of 2.5 years from loan closing, (b) extendable to 3.5 years from loan closing if the Tranche 2 Milestone is achieved, and (c) further extendable to 4 years from loan closing if we achieve the Approval Milestone in the form of FDA approval of a BLA for RP-A501 for DD.

The Term Loans will mature on October 1, 2030, which may be extended to October 1, 2031, upon achievement of the Tranche 2 Milestone so long as no default or event of default has occurred. The Term Loans bear (i) cash interest at a variable annual rate equal to the greater of (a) 9.15% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.40%. The Company may make payments of interest-only beginning on October 1, 2026, through April 1, 2029, which may be extended to April 1, 2030, upon the achievement of the Tranche 2 Milestone on or prior to April 1, 2029 and which is further extendable to October 1, 2030, subject to the achievement of Approval Milestone, in each case so long as no default or event of default exists. Following the interest-only period, the principal balance and related interest are required to be repaid in equal monthly installments and continuing until the maturity date. In the event any payment is not paid on the scheduled payment date, an amount equal to 4% of such past due amount shall be payable on demand.

In addition, we are obligated to pay an end of term charge calculated as a percentage of the loan amount funded. The end of term charge is (i) 3.95% of loan amount is repaid prior to the second anniversary of loan closing, (ii) 4.95% if repaid on or after the second anniversary from loan closing but prior to the fourth anniversary from loan closing, (iii) 5.95% if repaid on or after the fourth anniversary of loan closing. The Company shall prepay the outstanding amount of all principal and accrued interest through the prepayment date and the prepayment charge upon the occurrence of a change in control or any other prepayment.

As collateral for the Term Loans, we granted to Hercules first-priority lien on substantially all our assets including our intellectual property.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring us to maintain certain levels of cash beginning July 1, 2027, extended to July 1, 2028, upon us raising $150 million in cumulative net equity proceeds after loan closing, and further extendable to July 1, 2029, in 3-month increments for each additional $50 million increment of net equity proceeds raised by us following loan closing. Beginning on July 1, 2027, we shall maintain a qualified cash balance of at least 55% of the total debt outstanding. This requirement will decrease to 45% upon achievement of the Tranche 2 Milestone, and to 35% upon the achievement of the Approval Milestone. If the DD program is terminated, placed on clinical hold, or discontinued for any reason, including trial failure, this minimum cash covenant will increase to 75% of the total debt outstanding. This minimum cash covenant shall be waived at any time our market capitalization is at least $600 million, tested daily. Insolvency automatically accelerates all payment obligations immediately.

Under the Loan Agreement, we are permitted to issue up to the lesser of (i) $200 million and (ii) 20% of our market capitalization in convertible notes with conversion, redemption and fundamental change terms customary for convertible notes and a maturity date no earlier than six months following the maturity of the Loan Agreement.

The Company shall use commercially reasonable efforts to provide Lenders with the opportunity to participate in broadly marketed equity offerings of the Company, other than the Company’s at-the-market offering program.

In connection with the Loan Agreement, we issued warrants to the Lenders to purchase up to a maximum aggregate of 1,755,852 shares of our common stock at an exercise price of $2.99 per share. The term of warrants shall commence on September 30, 2026 and continue until the earliest of (i) the seventh (7th) anniversary, (ii) the consummation of a cash acquisition of the Company, and (iii) the exercise of warrants in full with respect to the maximum aggregate of 1,755,852 shares. Warrants become exercisable, and remain exercisable, for a number of common stock determined by multiplying 1,755,852, the maximum number of shares exercisable pursuant to the warrants, by a fraction, the numerator of which is the aggregate original principal amount of Term Loan advances funded under the Loan Agreement, and the denominator of which is $150 million, the maximum aggregate original principal amount of Term Loan advances available under the Loan Agreement. As of September 30, 2026, warrants to purchase 409,699 shares are exercisable any time until September 30, 2033.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities, in thousands, for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(124,058)	$(155,174)
Net cash provided by investing activities	107,791	67,342
Net cash provided by financing activities	34,180	148
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,913	$(87,684)

Operating Activities

During the nine months ended September 30, 2026, operating activities used $124.1 million of cash and cash equivalents, primarily resulting from reduction of our net income of $26.4 million by the gain on sale of PRV of $178.2 million and changes in operating assets and liabilities of, net, $1.0 million. These were partially offset by net non-cash charges of $26.7 million, including non-cash stock-based compensation expense of $23.3 million, depreciation and amortization expense of $6.3 million, partially offset by accretion of discount on investments of $2.8 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2026 included an increase in accounts payable, accrued expenses and other liabilities of $5.8 million, an increase in our prepaid expenses of $4.3 million, an increase in other liabilities of $0.1 million, and an increase in inventory of $0.4 million.

During the nine months ended September 30, 2025, operating activities used $155.2 million of cash and cash equivalents, primarily resulting from our net loss of $180.6 million offset by net non-cash charges of $33.9 million, including non-cash stock-based compensation expense of $30.9 million, depreciation and amortization expense of $8.8 million, partially offset by accretion of discount on investments of $5.9 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2025, included a decrease in accounts payable, accrued expenses and other liabilities of $9.4 million and a decrease in our prepaid expenses and other assets of $0.9 million.

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $107.8 million, primarily resulting from net proceeds of $178.2 million from the sale of the PRV, $166.7 million from the maturities of investments, offset by purchases of investments of $236.9 million, and purchases of property and equipment of $0.3 million.

During the nine months ended September 30, 2025, net cash provided by investing activities was $67.3 million, primarily resulting from proceeds of $289.8 million from the maturities of investments, offset by purchases of investments of $222.1 million, and purchases of property and equipment of $0.4 million.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided $34.2 million of cash consisting of proceeds from issuance of debt of $34.0 million and the exercise of stock options of $0.2 million, partially offset by paydown of finance lease obligations.

During the nine months ended September 30, 2025, financing activities provided $0.1 million of cash, consisting of return of short-swing profits of $0.2 million, partially offset by repurchase of RSUs of $0.1 million.

Contractual Obligations and Commitments

Information regarding contractual obligations and commitments may be found in Notes 11, 14 and 15 of our unaudited interim consolidated financial statements in this Quarterly Report on Form 10-Q. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Recently Issued Accounting Pronouncements

There were no recent accounting pronouncements that impacted the Company, or which had a significant effect on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2025 and July 18, 2025, two stockholders filed putative securities class action lawsuits against us and certain of our executive officers in the United States District Court for the District of New Jersey, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 27, 2025 and May 26, 2025 (Ho v. Rocket Pharmaceuticals, Inc., and Gaurav Shah, Case No. 3:25-cv-10049) and between September 17, 2024 and May 26, 2025 (Yankov v. Rocket Pharmaceuticals, Inc., Gaurav Shah and Aaron Ondrey, 3:25-cv-13532), respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its Phase 2 clinical trial for RP-A501 for Danon disease. The actions sought unspecified damages, costs and expenses, including attorneys’ fees. On September 9, 2025, the Court consolidated the two pending putative securities class action lawsuits, appointed two stockholders as co-lead plaintiffs, and approved their selection of co-lead counsel. Pursuant to a stipulation approved by the Court on September 22, 2025, the co-lead plaintiffs filed a consolidated amended complaint on November 18, 2025. The consolidated amended complaint, captioned In re Rocket Pharmaceuticals, Inc. Securities Litigation, 3:25-cv-10049, was brought on behalf of persons who purchased or otherwise acquired the Company’s securities during the period of February 28, 2024 through August 25, 2025 (inclusive). Plaintiffs claimed that the lawsuit arose from Defendants’ public statements and purported omissions concerning Rocket’s Phase 2 clinical trial for RP-A501 for DD. On October 28, 2026, the Court dismissed with prejudice the Plaintiffs’ claims that Rocket misled investors by failing to disclose serious adverse events in the Phase 2 trial and changes to the trial’s planning and design, including the addition of the C3 inhibitor. The Court dismissed without prejudice the remaining claim that the Company misrepresented the progress of patient dosing and the reasons for trial delays, as well as the related “control person” claims against D. Shah and Mr. Ondrey.

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

Item 1A. Risk Factors

Our material risk factors are disclosed in Item 1A of our 2025 Form 10-K. Other than the risk factors listed below, there have been no material changes from the risk factors previously disclosed in such filing.

The covenants in our Loan Agreement restrict our operating and financial flexibility, and a default could result in acceleration of our indebtedness, which may have an adverse effect on our business.

On September 30, 2026, we and certain of our subsidiaries entered into the Loan Agreement with Hercules, as administrative agent and collateral agent, and the lenders party thereto, providing for up to $150.0 million of senior secured Term Loans. Our obligations are secured by a first-priority security interest in substantially all of our assets, including intellectual property, subject to permitted liens and other exceptions.

The Loan Agreement contains affirmative and negative covenants that, subject to specified exceptions, restrict our ability to incur or prepay indebtedness, grant liens, make investments and acquisitions, sell or license assets, merge or consolidate, pay cash dividends or other distributions, repurchase equity interests and enter into affiliate transactions. These covenants could limit our ability to obtain additional financing, pursue collaborations or strategic transactions, or respond to business opportunities and adverse developments. Transactions outside the permitted exceptions may require lender consent, which may not be forthcoming.

Beginning July 1, 2027, subject to deferral based on qualifying financing proceeds, the Loan Agreement requires us to maintain qualified cash equal to at least 55% of outstanding principal before achievement of the Tranche 2 Milestone, 45% after that milestone and before the Approval Milestone, and 35% after both milestones. The required percentage increases to 75% if the RP-A501 program is terminated, placed on clinical hold or otherwise discontinued, or the registrational study fails to achieve Positive Data (as defined in the Loan Agreement). This covenant does not require compliance while our market capitalization, calculated under the Loan Agreement, exceeds $600.0 million. Qualified cash generally includes cash in accounts subject to control agreements, less specified overdue accounts payable. These requirements could limit funds available for operations, and clinical setbacks or a decline in our market capitalization could increase our liquidity constraints. Certain cash payments on future permitted convertible debt would instead require us thereafter to maintain qualified cash of at least 150% of secured obligations, including applicable charges.

Events of default include payment failures, covenant breaches, materially inaccurate representations, insolvency-related events, specified judgments, certain defaults under other indebtedness or material agreements, and specified material adverse or regulatory circumstances. Certain breaches, including failure to satisfy the minimum cash covenant, are not subject to the general contractual cure period. Although the Loan Agreement contains negotiated carveouts for specified clinical, regulatory and milestone setbacks under its material-adverse-effect provisions, those carveouts do not eliminate the separate cash requirements or other events of default. Following a default, Hercules may accelerate our obligations and enforce against the collateral and certain insolvency-related events trigger automatic acceleration. Continuing defaults also increase the applicable interest rate by 4.00% per annum. We may lack sufficient funds to repay accelerated obligations or obtain a waiver or refinancing. Enforcement against our assets, including intellectual property, could require us to curtail or cease operations and materially adversely affect our business, financial condition and prospects.

Our indebtedness and debt-service obligations, and limitations on additional borrowing under the Loan Agreement, could adversely affect our ability to fund our operations.

Borrowings under the Loan Agreement bear interest at a floating annual rate equal to the greater of the 9.15% and the prime rate plus 2.40%. Increases in the prime rate above the 6.75% would increase our interest expense. Principal amortization is scheduled to begin April 1, 2029, subject to extensions to April 1, 2030 and October 1, 2030 upon satisfaction of specified clinical and regulatory milestone and other conditions. The Term Loans mature October 1, 2030, subject to extension to October 1, 2031 upon achievement of the Tranche 2 Milestone and satisfaction of the applicable no-default condition. These extensions are not assured. Interest, principal payments and applicable facility and end-of-term charges will reduce funds available for research and development, manufacturing, commercialization and other operating needs. Applicable prepayment charges and end-of-term charges could also make early repayment, refinancing or a change in control more costly.

The undrawn portion of the $150.0 million facility is not all immediately available or unconditionally committed. Additional advances are subject to applicable commitment periods, borrowing conditions and, for the $30.0 million Tranche 2 advance, specified RP-A501 clinical-data requirements satisfactory to Hercules. The final $50.0 million tranche is subject to the lenders’ investment committee approval in its sole discretion. We may not satisfy the required milestones or other conditions before the applicable availability periods expire, or obtain discretionary approval, and amounts repaid cannot be reborrowed. Accordingly, we may be unable to access additional funds when needed.

Our ability to service or refinance our debt depends on our financial performance, clinical and regulatory progress, access to capital and market conditions. We may not have sufficient cash or obtain additional financing on acceptable terms when needed, and the liens and covenants in the Loan Agreement could constrain our alternatives. We could be required to reduce or delay development or commercialization, sell assets, license rights on unfavorable terms or restructure operations, materially adversely affecting our business and prospects. In addition, further advances increase the portion of the financing warrants that becomes exercisable. Exercise of those warrants would dilute existing stockholders and, if exercised on a cashless basis, would not generate cash exercise proceeds for us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*#	Severance and Change in Control Program
10.2*#	Executive Employment Agreement, dated August 21, 2026, by and between the Company and Gaurav Shah
10.3*#	Executive Employment Agreement, dated August 21, 2026, by and between the Company and Martin Wilson
10.4*#	Amendment No. 1 to Executive Employment Agreement, dated August 21, 2026, by and between the Company and Christopher Stevens
10.5*#	Executive Employment Agreement, dated August 21, 2026, by and between the Company and Jonathan Schwartz
10.6*#	Amendment No. 1 to Executive Employment Agreement, dated August 21, 2026, by and between the Company and Sarbani Chaudhuri
10.7*#	Amendment No. 2 to Executive Employment Agreement, dated August 21, 2026, by and between the Company and Syed Rizvi
10.8*#	Consulting Agreement, dated July 21, 2026, by and between the Company and David P. Southwell
10.9†

Loan and Security Agreement, dated as of September 30, 2026, by and among the Company, Spacecraft Seven, LLC, Zebrafish Merger Sub II, LLC, the Lenders party thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on October 6, 2026)

10.10	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-36829), filed with the SEC on October 6, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

ROCKET PHARMACEUTICALS, INC.

November 12, 2026	By:	/s/ Gaurav Shah, MD
Gaurav Shah, MD
Chief Executive Officer and Director
(Principal Executive Officer)

November 12, 2026	By:	/s/ Martin Wilson
Martin Wilson
General Counsel and Chief Corporate Officer
(Principal Financial Officer)